Form 10QSB
period 1996-03-31
HEART LABS OF AMERICA INC /FL/
filed 1996-07-02
CIK 887904

Form 10-QSB

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1996

        [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

           For the transition period from _____________to_____________

                         Commission file number 0-20356

                           HEART LABS OF AMERICA, INC.
        (exact name of small business issuer as specified in its charter)

                Florida                                   65-0158479
      (State or other jurisdiction          (IRS Employer Identification No.)
 of incorporation or organization)

        1903 S. Congress Avenue, Suite 400, Boynton Beach, Florida 33426
                    (Address of principal executive offices)

                                  (407)737-2227
                           (Issuer's telephone number)

        Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days.
                                 Yes [ ] No [X]

        State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 19,499,885 shares of common stock, no par value, were outstanding as of June 26, 1996.

                           HEART LABS OF AMERICA, INC.

                      10-QSB- QUARTER ENDED MARCH 31, 1996

                                      INDEX


FORM 10-QSB  FORM 10-QSB   FORM 10-QSB
PART NO.     ITEM NO.      DESCRIPTION                         PAGE NO.
- -----------  -----------   -----------                         --------
I.                         FINANCIAL INFORMATION

             1.            Financial Statements

                        -  Condensed Consolidated Balance
                           Sheet as of March 31, 1996 ..............  3

                        -  Condensed Consolidated Statements of
                           Operations and Accumulated deficit
                           for the Three Months Ended March 31,
                           1996 and 1995............................  4

                        -  Condensed Consolidated Statements of
                           Cash Flows for the Three Months
                           Ended March 31, 1996 and 1995............  5

                        -  Notes to Condensed Consolidated
                           Financial Statements ....................  6

             2.            Management's Discussion and Analysis
                           or Plan of Operations ...................  8

II.                        OTHER INFORMATION

                           1.  Legal Information ................... 10
                           2.  Changes in Securities ............... 11
                           3.  Default Upon Senior Securities ...... 11
                           4.  Submission of Matters to a Vote
                               of Security Holders ................. 11
                           5.  Other Information ................... 11

                           Signatures

                          HEART LABS OF AMERICA, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET

                                                                     MARCH 31,
                                                                       1996
ASSETS                                                              (UNAUDITED)
                                                                    -----------
Current Assets:
            Cash ...............................................      3,761,519
            Trade accounts receivable, net of allowance ........        515,395
                 for doubtful accounts of $32,851
            Notes receivable ...................................        651,243
            Inventories of medical supplies ....................         15,030
            Income tax receivable ..............................         80,198
            Prepaid expenses and other current assets ..........        510,144
                                                                    -----------
Total current assets ...........................................      5,533,529

Property & Equipment:
            Mobile cardiac catheterization laboratories
                 and medical equipment .........................      2,807,702
            Building ...........................................        556,399
            Furniture and office equipment and other assets ....      1,163,777
                                                                    -----------
                                                                      4,527,878
            Less:  accumulated depreciation and amortization ...     (2,689,812)
                                                                    -----------
                                                                      1,838,066

Notes receivable ...............................................         76,318
Investment in Westmark Group Holdings, Inc. ....................      2,970,579
Goodwill, net ..................................................        903,423
Other assets ...................................................         57,770
                                                                    -----------
                                                                      4,008,090

Total assets ...................................................     11,379,685
                                                                    ===========
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
            Accounts payable ...................................        395,793
            Accrued liabilities ................................        348,363
            Dividends payable ..................................         44,957
            Current portion of note payable ....................      1,385,742
            Current portion of capital lease obligations .......        520,719
                                                                    -----------
Total current liabilities ......................................      2,695,574

Long term liabilities:
            Long-term debt, net of current portion .............        180,049
            Capital lease obligations, net of current portion ..         99,632
            Minority interest ..................................         27,786
                                                                    -----------
            Total long term liabilities ........................        307,467

Shareholders' equity:
            Preferred Stock--Series B, $10 stated value ........      1,020,000
            Preferred Stock--Series C, $10 stated value ........      5,775,000
            Common Stock, no par value, authorized 20,000,000 ..     14,449,761
                 shares; issued and outstanding 13,568,814
            Accumulated deficit ................................    (12,868,117)
                                                                    -----------
Total shareholders' equity .....................................      8,376,644
                                                                    -----------
Total liabilities and shareholders' equity .....................     11,379,685
                                                                    ===========
                             See accompanying notes

                          HEART LABS OF AMERICA, INC.
    CONDENSED CONSOLIDATED STATEMENTS OF OFFERATIONS AND ACUMULATED DEFICIT

                                                          Three Months Ended
                                                               March 31,
                                                              (Unaudited)
                                                         1996           1995
                                                      -----------    ----------
Revenue:
             Revenue from operations ..............       760,785     1,337,710
             Interest income ......................        14,976         3,915
                                                      -----------    ----------
                          Total revenue ...........       775,761     1,341,625

Expenses:
             Cost of services .....................       327,108       823,699
             General and administrative expenses ..       984,393       597,871
             Depreciation and amortization ........       220,075       241,186
             Interest expense .....................        85,029        40,147
                                                      -----------    ----------
                          Total expenses ..........     1,616,605     1,702,903

Other income (loss):
             Other income (loss) ..................      (153,409)         --
             (Loss) gain on sale of equipment .....        (3,440)         --
                                                      -----------    ----------
                          Total other income (loss)      (156,849)         --

Loss before income taxes ..........................      (997,693)     (361,278)


(Accumulated deficit)-beginning of year ...........   (11,870,424)   (3,027,082)

Dividends declared:
   Preferred stock ($.06 per share in
   1995)...........................................         --         (29,364)

(Accumulated deficit)-end of 1st quarter ..........   (12,868,117)   (3,417,724)
                                                      ===========    ==========
Loss per common share .............................         (0.10)        (0.16)
                                                      ===========    ==========
Weighted average common shares outstanding,
     excluding contingently issuable shares .......     9,619,045     2,186,347
                                                      ===========    ==========
                            See accompanying notes.

                           HEART LABS OF AMERICA, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                                                          THREE MONTHS ENDED
                                                               MARCH 31,
                                                              (UNAUDITED)
                                                         1996            1995
                                                      -----------     ---------

Operating activities:
Net loss .........................................       (997,693)     (361,278)
Adjustments to reconcile net loss to net cash
used by operating activities:
       Depreciation and amortization .............        220,075       241,186
        Minority Interest ........................         (4,095)       (1,906)
         Changes in assets and liabilities:
             Trade accounts receivable ...........        187,118      (307,283)
             Inventories of medical supplies .....           --         (23,512)
             Income tax receivable ...............           --          57,118
             Prepaid expenses and other
               current assets ....................       (453,707)       (3,494)
             Other assets ........................         16,747        (3,594)
             Accounts payable ....................       (429,297)      299,577
             Accrued liabilities .................        (32,408)      (10,173)
                                                      -----------     ---------
           Net cash used by operating
             activities ..........................     (1,493,260)     (113,359)

Investing activities
Payment of note payable ..........................       (183,369)         --
Loss in equity of investment .....................        134,900          --
Purchase of property and equipment ...............        (15,665)     (179,356)
                                                      -----------     ---------
            Net cash used by investing
              activities .........................        (64,134)     (179,356)

Financing activities
Issuance of notes receivable .....................       (590,000)         --
Payment of notes receivable ......................         78,420          --
Conversion of debt to preferred stock
    in Westmark Group Holdings, Inc. .............       (700,000)
Issuance of common stock .........................      1,931,028        35,155
Issuance of preferred stock ......................      5,775,000          --
Payments of capital lease obligations ............       (244,168)     (137,270)
Proceeds from capital lease obligations ..........           --         232,731
 Payments of long term debt ......................       (955,798)      (20,758)
                                                      -----------     ---------
            Net cash provided by financing
              activities .........................      5,294,482       109,858

Net increase (decrease) in cash ..................      3,737,088      (182,857)
Cash at the beginning of period ..................         24,431       216,348
                                                      -----------     ---------
Cash at the end of period ........................      3,761,519        33,491
                                                      ===========     =========
Supplemental information:

Interest paid ....................................    $    74,631     $  20,018
                                                      ===========     =========

                           HEART LABS OF AMERICA, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 1996
                                   (UNAUDITED)

Note 1 - Organization and Summary of Significant Accounting Policies

Organization

Heart Labs of America, Inc. (the "Company"), incorporated in the State of Florida on September 29, 1989, commenced operations on February 27, 1990. The Company's operations consist of mobile cardiac catheterization services to hospitals on a shared user basis, managed care centers, and management information systems. Hospital and Management information systems ("HIS/MIS") which aid in operating hospital and medical office practices as well as performing billing and collection services.

Basis of Presentation and Consolidation

The accompanying consolidated financial statements are unaudited. These statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to state fairly the consolidated financial position and consolidated results of operations as of and for the periods indicated. These consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto for year ended December 31, 1995, included in the Company's Form 10-KSB as filed with the Securities and Exchange Commission.

Loss per Common Share

Loss per common share is calculated by dividing net loss by the weighted average common shares outstanding, excluding contingently issuable shares. Contingently issuable shares, are considered common stock equivalents and have been excluded from the primarily loss per share computation since the conditions for their issuance have not been met. The effect of contingently issuable shares on fully diluted earnings per common share is anti-dilutive. Also, stock purchase warrants underlying 710,000 common shares, Directors stock options underlying 60,000 shares, employee stock options underlying 400,000 common shares and other stock options underlying 150,000 common shares have been excluded from the primary earnings per share computation since the conditions from common stock issuance have not been met and their effect on fully diluted earnings per common share is anti-dilute.

Estimates

The preparation of financial statements in conformity with general accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statement and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Note 2 - Income Taxes

The Company accounts for income taxes in accordance with FAS 109, accounting for income taxes.

Note 3 - Continuing Operations

The consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company's ability to continue as a going concern continues to depend upon its ability to obtain profitable operations and to realize its investment in Westmark Group Holdings, Inc. If the Company is unsucessful in its efforts, it may be unable to meet its obligations, making it necessary to undertake such other actions as may be appropriate to preserve asset values.

Note 4 - Stock Transactions

The Company sold 834,500 shares of Series C convertible preferred stock in January through March 1996 at $10 per share in a private placement of its securities to offshore investors under Regulation S. The Company raised $8,345,000 less costs associated with the raise of $1,122,400 for a net of $7,222,600. In 1996, certain of the shares have been converted.

In February 1996, the company sold 357,143 shares of its common stock to offshore investors in a private placement. Net proceeds to the Company were $357, 185.

In March 1996, the Company converted $700,000 of its advances to Westmark Group Holdings, Inc. to 10% convertible preferred stock. Subsequent to March 31, 1996, the Company advanced Westmark $1,063,000.

Note 5 - Business Acquisitions

In April 1996, the Company acquired 100% of the outstanding common stock of Greenworld Technologies, Inc., ("Greenworld"). Greenworld is the owner of world-wide licensing rights to the Talon RMS product, a product which lowers emergency and operating room temperatures while, at the same time, reducing energy costs. Consideration for the purchase included (1) the funding of 4 lawsuits involving the Talon Refrigerant Management System ("Talon RMS"); (2) issue to seller, ECS International, Inc. ("ECS") 50,000 shares of the Company's preferred stock ($250,000 par value) and 100,000 shares of the Company's common stock; (3) provide $100,000 to Greenworld for operating capital; (4) provide up to $300,000 to establish the Talon RMS patent worldwide; (5) grant ECS options to purchase 900,000 shares of the Company's common stock at $1.50 per share and
(6) cancel a bridge loan note in the amount of $100,000.

In addition, the Company agrees that once Greenworld gross sales exceed $100,000,000, it will transfer 51% of Greenworld back to ECS and distribute the other 49% to its shareholders as a dividend.

In May 1996, the Company acquired the assets and business operations of Donn Wells, M.D. healthcare clinic. Consideration for the sale included the issuance of 256,293 shares of the Company's common stock.

Note 6 - Subsequent Events

Subsequent to March 31, 1996, the Company entered into an agreement to purchase the medical equipment for a mobile cardiac catheterization laboratory aggregating $756,000. In May and June 1996, the Company started up three healthcare clinics in South Florida area and one on the west coast of Florida.

In June 1996, the Company was informed by certain shareholders of a subsidiary that the purchase agreement had been breached. The Company is presently discussing these assertions and does not believe there will be any material adverse impact on the Company's financial condition.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

GENERAL

During 1995, the Company principally derived its revenues from its mobile cardiac catheterization operations. The acquisitions of Technomed expanded the Company's medical services to include managed care centers and management information systems and hospital information systems.

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND MARCH 31, 1995

        Total revenues decreased 43% to $775,761 for the three months ended March 31, 1996 from $1,341,625 for the three months ended March 31, 1995, principally as a result of the loss in revenue from the sale of the CPM division and the neurological testing operation in 1995. The loss of these sales was offset by the increase of $467,253 from the managed care center and from the HIS/MIS operations.

        Cost of Services, which includes medical supplies, technical and sales personnel salaries and benefits and other expenses directly associated with the Company's services decreased to $327,108 from $823,699 for the three months ended March 31, 1996 and 1995, respectively.

The decrease is due to the sale of the CPM division in 1995. The CPM division was labor intensive and was marketed by a salaried sales force, thus increasing cost of services. As a percentage of revenues from operations, cost of services decreased to 42% for the three months ended March 31, 1996 from 61% for the three months ended March 31, 1995 primarily due to the sale of the CPM division in 1995.

        General and Administrative expenses increased 64% to $984,393 for the three months ended March 31, 1996 principally as a result of an increase in professional fees of $323,724 which accounted for 83% of the total increase in general and administrative expense. The professional fee increase is principally due to various consulting agreements.

        Depreciation and amortization decreased to $220,075 in 1996 as compared to $241,180 in 1995 primarily from the sale of the CPM division.

        Interest expense increased to $85,029 in 1996 as compared to $40,147 in 1995. This increase in primarily due to short term debt that was acquired in the third and fourth quarters of 1995 that was paid in the later part of the first quarter of 1996.

        The Company had a working capital surplus of $2,837,955 at March 31, 1996 compared to working capital deficiency of $1,455,584 at March 31, 1995. Working capital in 1996 included $3,761,519 cash that was received from a Regulation S offering during the quarter.

        The Company's ability to continue as a going concern continues to depend upon its ability to obtain profitable operations and realize its investment in Westmark Group Holdings, Inc. ("Westmark"). If the Company is unsuccessful in its efforts, it may be unable to meet its obligations, making it necessary to undertake such other actions as may be appropriate to preserve asset values.

                                     PART II

                                OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.

        In January 1995, Thera-Kinetics, Inc. ("TK"), a competitor of the Company's CPM division filed actions against the Company's wholly owned subsidiary, U.S. BioInnovations, Inc. and three of its employees in the United States District Court for the Eastern District of Virginia-Alexandria Division. The complaint, alleged, among other things, violations by the employees (each of whom was previously employed by TK) of restrictive covenants, tortuous interference by the Company's subsidiary and misappropriation of trade secrets and confidential information. In July 1995, the Company settled the lawsuit with TK by selling substantially all of its Continuous Passive Motion operations to TK. Consideration for the sale included a promissory note for $250,000 and the assumption of approximately $400,000 in equipment leases. Currently, TK has not assumed any of the leases and is in default on its promissory note. TK alleges that the Company failed to deliver certain equipment under this Settlement Agreement. The Company currently is considering all of the remedies available to enforce the provisions of the settlement agreement.

        In December 1995, Codise, Inc. ("Codise") filed a complaint in the 11th Judicial Circuit in and for Dade County, Florida. The complaint names HLOA Diagnostic, Inc., the former name of the Company's neurological testing subsidiary, Cortex Diagnostic Services, Inc. Codise filed its lawsuit against the Company for failure to redeem stock issued by the Company as partial consideration for the purchase of assets of Codise, Inc. The Company contends that it was misled in connection with the 1993 redemption payment and that Codise is not entitled to any further consideration. Codise is seeking $65,190 in damages. The Company presently has a motion to dismiss pending. In the event that the motion is denied the Company intends to vigorously defend the lawsuit and to file a counter claim seeking recovery of the excess redemption payment paid for 1993.

        In February 1996, a lawsuit was filed in the Circuit Court for Broward County, Florida by Oakmont Financial against the Company alleging default under an equipment lease and asking for damages in the amount of $50,000, attorney's fees, and costs. The case is presently in the discovery stage. This lawsuit relates to medical equipment that was used in the CPM division that was sold in 1995.

        In April 1996, suit was filed in the Court of Common Pleas for Somerset, Pennsylvania against the Company alleging default and conversion under an equipment lease guarantee relating to its former subsidiary, BioInnovations. Damages are requested in excess of $25,000, including attorney fees and costs. The Company has filed an answer and intends to vigorously defend this action.

ITEM 2  CHANGES IN SECURITIES
                                      NONE

ITEM 3  DEFAULTS UPON SENIOR SECURITIES

                                      NONE

ITEM 4  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

                                      NONE

ITEM 5  OTHER INFORMATION

In October 1995, the Company acquired through a Share Exchange Agreement, Essential Care Medical Centers, Inc. ("Essential") and Prime Dental Care, Inc. ("Prime"). This Agreement was amended May 8, 1996. Pursuant to the terms of the Amended Exchange Agreement, the Company was required to issue 575,526 shares of its common stock. for 100% Essential and 100% of Prime outstanding common stock. In addition, two parcels of real property with building improvements were purchased for an additional 252,132 shares. Should Prime and Essential have pre-tax earnings of $350,000 for their fiscal year ended July 31, 1996, the Company will issue 375,000 shares of Technomed at $1.00 per value, convertible preferred stock, convertible into shares of the Company's common stock, to one of the Prime/Essential shareholders. If the pre-tax earnings are less than $350,000, the number of preferred shares to be issued will decrease proportionately. The Company originally was required to issue an additional 375,000 shares of Technomed convertible preferred stock to Harry Kobrin, the other Prime/Essential shareholder, however, since Mr. Kobrin was appointed as the Company's Executive Vice President and as such is no longer in control of the day-to-day operations of Prime/Essential, he has waived his rights to the convertible preferred shares. The Company will compensate Mr. Kobrin for his performance in 1996 through the issuance of stock options to purchase 264,000 shares at $.375 per share.

        Essential and Prime are healthcare clinics located in the South Florida area. Essential and Prime have several contracts with area Health Maintenance Organizations ("HMO"). In addition, the Company has opened or is in the process of opening four additional Essential centers in Florida. These Centers will be staffed on a per diem basis instead of a salaried basis, thereby reducing their costs. In addition to the new Essential Centers discussed below, the Company plans to rehabilitate one of its buildings in order to open a hospice to serve the AIDS population. The Clinical Care division currently and in the future will derive its revenues from a variety of sources. The main source of revenue is and will be managed care contracts. The revenue from these contracts is generated by the amount of patients contracted to the Centers from various HMO's. The Clinical Care division, to a lesser extent, also generates revenue on a fee for service basis whereby the Company will be paid at the time services are rendered.

SYSDACOMP

        Sysdacomp has been in operation since 1982. It provides data processing services to the healthcare industry. Sysdacomp's products include: hospital financial software which serves as an accounting package for the hospital, hospital order entry software that networks all departments in the hospital for ordering all patient services and Physician Practice Management software for all functions necessary in a physicians office, including scheduling.

        In addition to the hospital software, Sysdacomp provides collection software and processing services for collection agencies and healthcare billing services. Services for the collection agencies include: Complete account activity history on line, letter printing and mailing, accounting reports and credit reporting. Billing services include: Printing and mailing of the billing forms, electronic submission of claims and accounts receivable management services.

        In June 1996, the Company was informed by the prior shareholders of Sysdacomp (the "Prior Holders") that Technomed, prior to its acquisition by the Company, had breached the Agreement pursuant to which Technomed acquired Sysdacomp. The alleged breaches are: (i) failure to issue the correct number of shares to the Prior Holders, (ii) failure to merge Sysdacomp with Technomed and Technomed with the Company; and (iii) failure of the company to register or buy back the Heart Lab shares issued to the Prior Holders pursuant to the Company's acquisition of Technomed.

        The Company is presently negotiating with the Prior Holders to rescind the transaction. The Company does not believe that such recision will have a material adverse impact on the Company's financial condition.

WESTMARK GROUP HOLDINGS, INC.

        In November 1995, the Company signed a Share Exchange Agreement with Westmark Group Holdings, Inc. ("Westmark"). Westmark is a publicly traded company (NASDAQ-WGHI). This Share Exchange Agreement gave the Company 49% interest or 1,298,388 shares of Westmark common stock in Westmark in exchange for $1,210,000 in cash and cash equivalents a note in the amount of $315,000 and 200,000 shares of the Company's Series B preferred stock, with a stated value of $10. The Stock Exchange Agreement provides that the Company's ownership position, equal to 49%, will not be diluted and that Westmark is obligated to issue additional shares to maintain such ownership position. Westmark owns and/or operates three wholly owned subsidiaries. Also see Item 12. "Certain Relationships and Related Transactions".

        Westmark Mortgage is engaged in the business of originating, purchasing and selling mortgage loans secured primarily by single family, multi-family and condominium residences. Westmark Mortgage is registered and/or licensed to originate, purchase closed loans, underwrite, fund or sell residential mortgage loans in the states of Alabama, California, Colorado, Florida, Georgia, Hawaii, Idaho, Indiana, Kansas, Kentucky, Mississippi, Missouri, Montana, Nevada, Ohio, Oregon, Utah, Washington and Wyoming. Westmark Mortgage pools and sells loans to third-party investors including the Federal Home Loan Mortgage Corporation (Freddie Mac or FHLMC), the Federal National Mortgage Association (Fannie Mae), the Department of Housing and Urban Development (HUD), its lending agency the Government National Mortgage Association (Ginnie Mae) and various non-conforming mortgage conduits.

        Network Capital, a wholly owned subsidiary of Westmark is basically inactive except for its real estate holdings in California.

        In March 1996, Westmark incorporated Westmark Leasing for the purpose of financing equipment for physicians, labs and testing facilities.

        In the first and second quarter of 1996 the Company provided Westmark with additional financing in an aggregate amount of $2,143,000 million to be used for Westmark's operations and financing activities. The financing was to be provided in the form of short-term advances which the Company may, at its option, convert to equity. As of this date, $700,000 of the loan amounts have been converted to 200,000 shares of Westmark's Series C Preferred Stock .

FLEMMING PHARMACEUTICAL

        During 1994, under the prior management and Board of Directors, the Company's CPM division invested $610,000 in Flemming Pharmaceutical, Inc. ("Flemming"), a start-up generic and brand name pharmaceutical company that had the license rights to the product CAPSIN. CAPSIN is an FDA approved, all-natural lotion made from oleoresins of chili peppers with the primary ingredient being Capsiacin. CAPSIN is used for the relief of pain connected with strains, backache, arthritis and general pain management. In connection with its investment, the Company was granted the world-wide marketing rights to CAPSIN for use above the neck, primarily for relief of pain connected with the temporomandibular joint ("TMJ") disease, which would be marketed along with the CPM division's TheraPacer product. Terms of this transaction are more specifically set forth in the Company's 1994 10-KSB.

        In February 1996, the Company recovered 10% of their investment in Faro Pharmaceutical, Inc. (Flemming changed its name in 1995). The Company is reviewing the Flemming investment transaction in order to determine if it should seek to recover the unrecovered portion of its investment from the former directors.

REGULATION S OFFERING

        In fiscal 1996, the Company sold an aggregate of 834,500 shares of Series C preferred stock (the "Preferred") and 357,143 shares of common stock pursuant to Regulation S Offerings for gross proceeds in aggregate amount of $8,845,000 (net $7,579,785). The Preferred Stock is convertible into shares of the Company's common stock at the lesser of (i) 75% of the closing bid price of the Company's common stock, as reported by NASDAQ on the date of the closing of the Regulation S Offering or (ii) 65% of the average closing bid price for the five trading days immediately preceding the date of conversion. During the first and second quarter the bid price of the Company's common stock fell and the Company received notices to convert 625,000 shares of Preferred Stock in an aggregate of 16,357,573 shares of common stock. Although , the Company does not have an adequate number of shares authorized to effectuate the conversion, it has negotiated a mutually agreeable solution with the Regulation S subscribers whereby it will issue the remaining authorized shares to the Regulation S subscribers, pro rata, and seek shareholder approval to increase the number of authorized shares of common in order to issue the balance of the converted shares. Since the Regulation S subscribers have not waived any legal remedies they may have, the Company may be subject to a lawsuit which if not resolved to the Company's benefit, could materially impact the Company's financial condition.

POSSIBLE NASDAQ DELISTING

        On June 11, 1996 the Company received a notification from NASDAQ that, due to its delinquency in filing its Form 10-KSB and its March Form 10-QSB, the Company's securities would be delisted from NASDAQ effective June 21, 1996. The Company has requested an oral hearing on the delisting which will stay the delisting. The Company anticipates that the hearing will occur July 9, 1996. The Company anticipates that the filing of the Form 10-KSB and the Form 10-QSB will resolve the Company's non-compliance and that NASDAQ will find that the Company's securities warrant continued listing, however, there can be no assurances in this regard. If the Company's securities are delisted from NASDAQ they will continue trading in the over-the-counter market, however, this may limit market activity in that brokers may not be able to solicit buy orders.

                                   SIGNATURES


        In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        HEART LABS OF AMERICA, INC.
                                                 (Registrant)

June 29, 1996                           By: /s/ HARRY KOBRIN
(Date)                                      Harry Kobrin, Executive Vice
                                            President & Director

June 29, 1996                           By: /s/ DAWN M. DRELLA
(Date)                                      Dawn M. Drella, Chief
                                            Financial Officer