Form 10KSB
period 1995-12-31
HEART LABS OF AMERICA INC /FL/
filed 1996-07-03
CIK 887904

FORM 10-KSB

                     U.S. Securities and Exchange Commission
                                Washington, D.C.

     [X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED )

                   For the Fiscal Year Ended December 31, 1995

     [ ]    TRANSACTION REPORT UNDER SECTION 13 OR 15(D) OF THE
            SECURITIES EXCHANGE ACT OF 1943 (NO FEE REQUIRED) For the transition period from ____________________ to ____________________

                         Commission File Number 0-20356

                           HEART LABS OF AMERICA, INC.
                    (Name of small business issuer in its charter)

            FLORIDA                                    65-0158479
(State or Other Jurisdiction                (I.R.S. Employer Identification No.)
of Incorporation or Organization)

         1903 S. CONGRESS AVE., SUITE 400, BOYNTON BEACH, FLORIDA 33426
          (Address of Principal Executive Offices, including zip code)

                                 (561) 737-2227
                           (Issuer's Telephone Number)

         Securities Registered Under Section 12(b) of the Exchange Act:
                                      None

         Act Securities Registered Under Section 12(g) of the Exchange:

                               Title of Each Class
                                  Common Stock
                             Stock Purchase Warrants

        Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                               Yes [ ]    No [X]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

        State issuer's revenue for its most recent fiscal year. $4,518,035.

        The aggregate market value of the voting stock held by non-affiliates computed by reference to the last sales price June 26, 1996 was $12,997,913

        State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. At June 26, 1996, there were 19,499,885 shares of common stock outstanding.

                           HEART LABS OF AMERICA, INC.

                                    INDEX TO
                          ANNUAL REPORT ON FORM 10-KSB

                                     PART I
                                                                        PAGE
                                                                        ----
Item 1  Description of Business ......................................     3
Item 2  Description of Property ......................................    19
Item 3  Legal Proceedings ............................................    19
Item 4  Submission of Matters to a Vote of Security Holders ..........    20

                              PART II

Item 5  Market for Common Equity and Related Stockholder Matters .....    20
Item 6  Management's Discussion and Analysis .........................    22
Item 7  Financial Statements .........................................    25
Item 8  Changes In and Disagreements with Accountants on Accounting
          and Financial Disclosure ...................................    25

                              PART III

Item 9  Directors, Executive Officers, Promoters and Control Persons;
          Compliance with Section 16(a) of the Exchange Act ..........    27
Item 10 Executive Compensation .......................................    30
Item 11 Security Ownership of Certain Beneficial Owners and
          Management
Item 12 Certain Relationships and Related Transactions ...............    33
Item 13 Exhibits and Reports on Form 8-K .............................    34

                                   SIGNATURES

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL

        Heart Labs of America, Inc., (the "Company") incorporated in September 1989 in the State of Florida has its principal executive offices at 1903 S. Congress Ave., Suite 400, Boynton Beach, Florida 33426, telephone number
(561)737-2227. Unless the context otherwise requires, all references to the "Company" include Heart Labs of America, Inc. and its wholly-owned subsidiaries.

        The Company has provided mobile cardiac catheterization services to hospitals on a shared user basis since 1990.

        In August 1995, the Company completed a Share Exchange Agreement with Technomed, Inc. ("Technomed") shareholders, three of which were directors of the Company at the time of the acquisition. Technomed is comprised of two wholly-owned subsidiaries: CJ Holdings, Inc. d/b/a A/R Mediquest ("A/R Mediquest") and Sysdacomp, Inc. (Sysdacomp). Technomed subsidiaries operate in the fields of Management Information Systems ("MIS") and Hospital Information Systems ("HIS") which systems aid in operating hospital and medical office practices as well as performing billing and collection services for professional organizations, hospitals, doctors, medical practices, and medical networks. See
Item 1. "Description of Business - Hospital Information Systems / Management Information Systems" and Item 12. "Certain Relationships and Related Transactions".

        In October 1995, the Company, pursuant to a Stock Exchange Agreement, acquired two companies engaged in the managed care environment, Essential Care Medical Centers, Inc. (Essential") and Prime Dental Centers, Inc. (Prime).

        Since October 1995, the Company opened or acquired four additional centers and currently owns and operates five managed care centers (the "Essential Care Centers"). In addition, the Company plans to open three managed care centers in 1996 that will be dedicated to the treatment of AIDS patients in South Florida the "Health Labs"). See Item 1. Description of Business-Clinical Care".

        In November 1995, the Company purchased 49% of the outstanding common stock of Westmark Group Holdings, Inc. (NASDAQ Symbol-WGHI). Westmark Group Holdings, Inc. ("Westmark") owns and/or operates three wholly owned subsidiaries; Westmark Mortgage Corporation ("Westmark Mortgage") Network Capital Group, ("Network Capital") and Westmark Leasing Corporation ("Westmark Leasing"). See Item 1. "Description of Business-Westmark Group Holdings, Inc.

        In April 1996, the Company acquired 100% of the outstanding common stock of Greenworld Technologies, Inc. ("Greenworld"). Greenworld is the owner of world-wide licensing rights to the Talon RMS product, a product which lowers energy costs thus enabling hospitals to reduce temperatures in critical care units and operating theaters in order to reduce the risk of post treatment infection without increasing their costs. See Item 1. "Description of Business-Greenworld".

        During 1994, the Company started one company and acquired three other companies engaged in the rental of rehabilitative medical equipment and other home healthcare products, principally continuous passive motion ("CPM") rehabilitative products. During 1995 the Company sold all of its "CPM" subsidiaries. See Item I. "Description of Business - Continuous Passive Motion".

        In August 1993, the Company completed the acquisition of substantially all of the assets of Cortex Diagnostic Services, Inc., a company engaged in providing neurological testing services which it sold in July, 1995. See Item 1. "Description of Business - Neurological Testing.

BUSINESS OPERATIONS

CARDIAC CATHETERIZATION

        Cardiac catheterization is a relatively low-risk, widely used diagnostic procedure which utilizes catheters, contrast agents and sophisticated radiological instrumentation to provide clinical evaluation of the functioning of the heart and major blood vessels. The entire cardiac catheterization procedure generally lasts less than an hour and has a complication rate of less than .01%. Most low risk cardiac catheterization procedures are performed on an outpatient basis.

        The Company began providing mobile cardiac catheterization services in February 1990 and currently operates two Mobile Cardiac Catheterization Laboratories ("Mobile Labs").

        In September 1993, the Company's Mobile Units were the first mobile Labs to be accredited by the Joint Commission on Accreditation of Healthcare Organizations ("Joint Commission"). The accreditation is effective for three years and will expire in September 1996. During 1996, the Company will go through a standard review, which is extensive in nature, of the medical procedures and operations of the Mobile Labs to become reaccredited. Although the Company believes that its Mobile Labs will continue to be accredited there can be no assurances in this regard.

        Currently, the Company provides mobile catheterization services to facilities in Northern, Central and South Florida through two Mobile Labs. Additional contracts are being negotiated to provide one additional Lab, to provide services in Pahokee, Winter Haven and Okeechobee, Florida.

        Generally, a team of cardiovascular technicians and registered nurses trained in cardiac catheterization are assigned to each of the Company's Mobile Labs. Movement of the Company's Mobile Labs typically occurs at night via an independent trucking service or by a driver employed by the Company. The driver sets up the Mobile Lab upon arrival so it is operational when the Company's personnel arrive on the following scheduled day.

        The Company's Mobile Labs are divided into three rooms, a main working laboratory area where the catheterization procedure is performed; a monitoring room where the Company's technologist and the operating cardiologist can monitor the procedure and view the results; and a processing room where the film of the procedure is developed. All waste, medical or other, generated by the Mobile lab is disposed of by the healthcare facility at which the Mobile lab is operating in accordance with such facility's procedures.

        The Company relies upon equipment warranties and fixed-fee contracts provided by independent service organizations for equipment maintenance. Consequently, the Company's business might be adversely affected if its suppliers cease providing maintenance services. A service contract generally provides that maintenance be performed outside of regular hours, thereby minimizing interruptions to a client's schedule.

        The medical equipment included in the Company's Mobile Labs is all purchased from major manufacturers and may be leased from third party lessors. The Company is not dependent on any one supplier and believes that it has good relationships with all of its suppliers. Although the Company does not expect current mobile cardiac catheterization technology to become obsolete in the near future, it believes that the equipment in its Mobile Labs can be readily adapted to incorporate new technologies. Currently, one Mobile Lab has been upgraded by adding digital subtraction angiography. This equipment allows physicians to perform additional procedures and thus increase the Company's revenues.

        The profitability of the Company's mobile cardiac catheterization business is substantially dependent on the degree to which the Company can utilize its equipment. Failure to obtain or maintain contracts providing for sufficient utilization of its Mobile Labs at profitable rates could have a material adverse effect on the Company's financial condition and results of operation.

        Fees for cardiac catheterization are based on a number of factors, the most important of which is the cost of equipment utilized and related direct operating expenses. Other factors in establishing fees include, among other things, general economic conditions, competitive conditions in the client's market and the rate of reimbursement provided to the customer by private healthcare insurers and Medicare.

        Initially, the Company offered its Mobile Lab services for a base fixed fee. Currently, the Company has only one fixed fee contract, which accounted for 59% of total cardiac catheterization revenue for 1995. This contract is due to expire in February 1997. Increased competition has driven the Company to offer non-fixed fee contracts, based on utilization of the Mobile Labs. Currently, the Company has two, one year non-fixed fee contract and provides services to hospitals on an as needed basis. This non-fixed fee structure has lowered the Cardiac Catheterization division's revenue and profit margins. See Item 6, "Management's Discussion and Analysis". The Company has been successful to date in maintaining sufficient utilization of its Mobile Labs to meet the equipment costs and direct operating expenses of the Mobile Labs. In the event that the utilization of its Mobile Labs decreases or one or more of its customers terminate or fail to renew their existing contracts, the Company will be required to market the Mobile Labs to other customers. If the Company is unable to acquire sufficient customers to utilize the Mobile Labs, the financial condition of this division would be materially adversely affected.


        The Company's mobile cardiac catheterization division derives its revenues from contracts with hospitals which in turn bill for the technical component of the Company's services. A hospital's motivations for providing cardiac catheterization services through the Company and the fee it is willing to pay depends upon the profitability of the service. Consequently, the rate at which insurance companies, Medicare or other third party payers are willing to reimburse or pay for such services indirectly affects the fees the Company can charge. Any widespread application of restricted payment or reimbursement schedules could adversely affect the Company's mobile cardiac catheterization division.

        Pursuant to the Company's current contracts, at June 26, 1996, the Company provided mobile cardiac catheterization services for an average of (i) one day per week to a hospital located in Pahokee Florida (ii) 3 days a week in Gainesville, Florida and (iii) 5 days a week in Hollywood, Florida, pursuant to a fixed fee contract.

HOSPITAL INFORMATION SYSTEMS/MANAGEMENT INFORMATION SYSTEMS

        In August 1995, the Company acquired, through a Share Exchange Agreement with Technomed shareholders, three of which were affiliated with the Company prior to the transaction, two companies that specialize in Hospital and Management Information Systems, A/R Mediquest and Sysdacomp. A/R Mediquest's and Sysdacomp's Hospital and Management Information Systems provides software support for hospital and medical office operations as well as performing billing and collection services for professional organizations, hospitals, doctors, medical practices and medical networks. Pursuant to the terms of the Exchange Agreement, the Company issued 2,739,003 shares of its common stock in exchange for 7,422,500 shares (100%) of Technomed, Inc. common stock. See Item 12. "Certain Relationships and Related Transactions".

A/R Mediquest

        A/R Mediquest through its predecessor C.J. Holdings, Inc. has been in operation since 1975. A/R Mediquest's main products are Medical Information Management System ("MIMS") and Patient Registration and Account Management ("PRAM") software packages. MIMS software gives up to date financial information on each Medicare/Medicaid ("DRG") covered patient concurrently with vital data being delivered in a matter of hours. MIMS can be interfaced with PRAM, enabling interim billing summaries to be compared to the DRG derived voucher amount, yielding daily profit/loss controls based on either charge or cost data.

        A/R Mediquest licenses the use of its software to hospitals, clinics, nursing homes and other related healthcare companies. When the software is sold the client healthcare institution signs a one to three year contract for on-line support services. These contracts are typically renewed, however, since these contracts are a significant source of revenue to A/R Mediquest, non-renewal of a significant number of these contracts could adversely affect A/R Mediquest's results of operation.

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

        The Company is presently negotiating with the Prior Holders to resolve this matter or to rescind the transaction. The Company does not believe that such recision will have a material adverse impact on the Company's financial condition.

MANAGED CARE CENTERS

Overview

        The managed care center provides an excellent vehicle to provide high quality, low cost, medical services, primarily to Health Maintenance Organizations ("HMO") clients. The Company has acquired established medical centers and intends, when possible, to operate each center with existing management. The Company anticipates that the consolidation of duplicate operations among the Centers such as administration, financial management, purchasing, marketing and promotion, transportation, billing and collection, insurance, patient scheduling and other support services will improve efficiency and increase operating margins and increase volume. Fixed costs, capital and operating, will be spread over a number of physicians and a large patient base. In addition to the general practice physicians, the Company intends to enter into employment contracts with the multi-specialty physicians practicing through the Centers.

        The Company hopes to achieve growth in managed care center operations through the addition of physicians and ancillary services such as ambulatory surgery, CT scanning, mammography, nuclear medicine, ultrasound x-rays, clinical laboratories, and pharmacies, diabetes centers, weight management and pharmaceutical clinical trial programs. The Company recognizes that the key to its growth will be its ability to greatly improve and expand healthcare services while consolidating expenses. In this regard, the Company envisions a network of Centers working together to provide total healthcare services.

        In October 1995, the Company acquired through a Share Exchange Agreement, Essential Medical Care Centers, Inc. ("Essential") and Prime Dental Care, Inc. ("Prime"). This Agreement was amended May 8, 1996. Pursuant to the terms of the Amended Exchange Agreement, the Company was required to issue 575,526 shares of its common stock for 100% of the Prime and Essential outstanding common stock. In addition, two parcels of real property with building improvements were purchased for an additional 252,132 shares. Should Prime and Essential have pre-tax earnings of $350,000 for their fiscal year ended July 31, 1996, the Company will issue 375,000 shares of Technomed at $1.00 par value, convertible preferred stock, convertible into shares of the Company's common stock, to one of the Prime/Essential shareholders. If the pre-tax earnings are less than $350,000, the number of preferred shares to be issued will decrease proportionately. The Company originally was required to issue an additional 375,000 shares of Technomed convertible preferred stock to Harry Kobrin, the other Prime/Essential shareholder. Mr. Kobrin has been appointed as the Company's Executive Vice President and as such is no longer in control of the day-to-day operations of Prime/Essential and as a result he has waived his rights to the convertible preferred shares. The Company will compensate Mr. Kobrin for his performance in 1996 through the issuance of stock options to purchase 264,000 shares at $.375 per share.

        Essential and Prime are healthcare clinics located in the South Florida area. Essential and Prime have several contracts with area Health Maintenance Organizations ("HMO"). In addition, the Company has opened or is in the process of opening four additional Essential Centers in Florida. These Centers will be staffed on a per diem instead of a salaried basis, thereby reducing their costs. In addition to the new Essential Centers discussed below, the Company plans to rehabilitate one of its buildings in order to open a hospice to serve the AIDS population. The Clinical Care division currently and in the future will derive its revenues from a variety of sources. The main source of revenue is and will be managed care contracts. The revenue from these contracts is generated by the amount of patients contracted to the Centers from various HMO's. The Clinical Care division, to a lesser extent, also generates revenue on a fee for service basis whereby the Company will be paid at the time services are rendered. See Item 12. "Certain Relationships and Related Transactions".

Essential Care Clinics

        Essential operates its original managed care facility in Dade County, Florida ("Essential One"). Essential One has provider contracts with four Health Maintenance Organizations (HMO). Essential One, which opened in June 1994, occupies a single purpose building, owned by the Company, of approximately 5,800 square feet as of January 1, 1996. Prime Dental Care is also located at this facility.

        At present, the Prime Dental Care Center generates approximately $8,000 in revenue per month. The Company expects to expand this segment of its business to other locations in late 1996.

        The following table provides certain information with regard to the Company's Essential Care Clinics:

                                                                             LEASE
  ESSENTIAL          LOCATION                    RENT/MORTGAGE              EXPIRATION   OPENING
CARE CENTER #       (FLORIDA)        LEASE/OWN    (PER MONTH)   SQ. FEET      DATE         DATE
- -------------     --------------     ---------   -------------  --------    ----------   --------
  One             Miami                Own          $2,056       5,800         NA        June 1994
  Two             Port Charlotte       Rent         $3,630       3,800       May 1999    May 1996
  Three           Hialeah              Rent         $1,900        --         Dec. 1997   June 1996
  Five            Ft. Lauderdale       Rent         $1,273       2,000       June 2001   May 1996
  Six             Plantation           Rent         $2,650       2,700       June 1999   June 1996

        The Company is presently negotiating provider contracts for Essential Two, Three, Five and Six with the same HMO's that have granted contracts to Essential One.

AIDS Care Centers

        The Company also expects to open AIDS Care Centers ("Health Labs") in Miami, Florida, South Miami, Florida and at the Parkway West Hospital in Miami, Florida prior to Fall 1996. The Health Labs will serve the AIDS population in South Florida. Each Health Lab will be an independent medical facility. The AIDS Centers will primarily work through referrals from AIDS counselors and other medical personnel.

        In addition, since it is difficult for AIDS patients to obtain dental services, Prime Dental will provide dental care for the clients of the Health Labs.

GREENWORLD

        In April 1996, the Company acquired 100% of the common stock of Greenworld Technologies, Inc. ("Greenworld"), a Company located in Valley Springs, California.

        As a consideration for the purchase the Company agreed to: (i) fund the cost of four lawsuits involving the Talon Refrigerant Management System ("Talon RMS") in an estimated amount of approximately $180,000 - $290,000 (ii) issue to the seller, ECS International, Inc. ("ECS"), 50,000 shares of the Company's preferred stock ($250,000 face value) and 100,000 shares of the Company's common stock; (iii) provide $200,000 to Greenworld for operating capital; (iv) provide up to $300,000 to establish the Talon RMS patent worldwide; (v) grant ECS options to purchase 900,000 shares of the Company's common stock at $1.50 per share and (vi) cancel a Bridge Loan Note in the amount of $100,000. In addition, the Company agreed that once Greenworld gross sales exceeded $100,000,000, it would transfer 51% of the outstanding common stock of Greenworld back to ECS and distribute the other 49% to the Company's shareholders as a dividend. The distribution of the 49% to the Company's shareholders would effectively "spin-off" Greenworld as a publicly owned company.

        Greenworld owns the worldwide licensing rights to the Talon RMS product for the life of the patent and any reissues thereof. The Talon RMS is a device that works in conjunction with air conditioning, heat pumps and refrigeration units to lower compression pressures thereby causing a reduction in energy costs and extending the useful life of the systems compressor. The original application is for use by medical facilities to cost effectively allow them to lower emergency and operating room temperatures to reduce the possibility of staph infections. It has also been tested in commercial buildings and apartment complexes. To date, 400 installations have taken place for such entities as the Jack-In-The-Box Restaurants in Mexicali, Mexico; Hunt Wesson Foods; Union Pacific Fruit Express Company; Stevenot Winery, California; Ice Unlimited, Barbados; Mt. Retreat, Inc., California; Federal Commission of Electricity, Mexico; Bullhead Community Hospital, Arizona and the Queens Medical Center, Hawaii. The Company intends to commercialize the Talon RMS product and market it for private home use in the near future.

        The Talon RMS product is manufactured by Refrigeration Research and Standard Refrigeration Company and presently sells for $198 to $1,500 depending on the size of the unit.

        The Company is not aware of any significant competition for the Talon RMS product.

WESTMARK GROUP HOLDINGS, INC.

        In November 1995, the Company signed a Share Exchange Agreement with Westmark Group Holdings, Inc. ("Westmark"). Westmark is a publicly traded company (NASDAQ-WGHI). This Share Exchange Agreement gave the Company 49% interest or 1,298,388 shares of Westmark common stock in exchange for $1,210,000 in cash and cash equivalents, a note in the amount of $315,000 and 200,000 shares of the Company's Series B preferred stock, with a stated value of $10. The Stock Exchange Agreement provides that the Company's ownership position, equal to 49%, will not be diluted and that Westmark is obligated to issue additional shares to maintain such ownership position. Westmark owns and/or operates three wholly owned subsidiaries. Also see Item 12. "Certain Relationships and Related Transactions".

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

        In the first and second quarter of 1996 the Company provided Westmark with additional financing in an aggregate amount of $2,453,000 million to be used for Westmark's operations and financing activities. The financing was to be provided in the form of short-term advances which the Company may, at its option, convert to equity. As of this date, $700,000 of the loan amounts have been converted to 200,000 shares of Westmark's Series C Preferred Stock . See
Item 12 "Certain Relationships and Related Transactions".

FLEMMING PHARMACEUTICAL

        During 1994, under the prior management and prior Board of Directors, the Company's CPM division invested $610,000 in Flemming Pharmaceutical, Inc. ("Flemming"), a start-up generic and brand name pharmaceutical company that had the license rights to the product CAPSIN. CAPSIN is an FDA approved, all-natural lotion made from oleoresins of chili peppers with the primary ingredient being Capsiacin. CAPSIN is used for the relief of pain connected with strains, backache, arthritis and general pain management. In connection with its investment, the Company was granted the world-wide marketing rights to CAPSIN for use above the neck, primarily for relief of pain connected with the temporomandibular joint ("TMJ") disease, which would be marketed along with the CPM division's TheraPacer product. Terms of this transaction are more specifically set forth in the Company's 1994 10-KSB.

        In February 1996, the Company recovered 10% of their investment in Faro Pharmaceutical, Inc. (Flemming changed its name in 1995). The Company is reviewing the Flemming investment transaction in order to determine if it should seek legal remedies to recover the unrecovered portion of its investment from the former directors.

NEUROLOGICAL TESTING

         In July 1995, the Company sold the medical equipment and business operations of its neurological testing division to Neurological Diagnostic Services, Inc. for $50,000, payable as follows: $25,000 at closing, a $25,000, sixty day Promissory Note bearing interest at the rate of 10% per annum and the assumptions of lease agreements related to the medical equipment. The Note was due September 30, 1995, but was not paid until February 1996.

CONTINUOUS PASSIVE MOTION

        During 1994, the Company acquired three companies, KVM Rehabilitation, U.S. BioInnovations and Managed Home Recovery, Inc. and started one company that supplied physical rehabilitation products, principally Continuous Passive Motion ("CPM") devices to hospitals, clinics and home care markets.

        CPM devices are classified as durable medical equipment and require a doctor's prescription and/or a letter of medical necessity in order to receive reimbursement from a provider.

        In July 1995, as a result of a lawsuit settlement, the Company sold the assets, medical equipment and business operations of the three companies to Thera-Kinetics, Inc., a New Jersey based firm ("TK"). See Item 3. "Legal Proceedings". Consideration for the sale included a $250,000 Promissory Note, bearing interest at the prime rate, payable to the Company in 12 installments of $20,833.33, and the assumption of approximately $400,000 in equipment leases. As of the date of this Report, TK had not assumed any of the leases, which has resulted in at least one lawsuit, and was in default on the Promissory Note. See
Note 8. "Notes to the Consolidated Financial Statements". The Company is presently exploring its remedies for the purpose of enforcing the provisions of the settlement agreement.

        In September 1995, the Company sold the fourth company, Managed Home Recovery, Inc. ("MHR") to one of MHR's former owners in connection with the settlement of a lawsuit brought by that owner in May 1995. Consideration for the sale included $15,000 in cash, the return of 16,071 shares of the Company's common stock, the forgiveness of a note payable in the amount of $58,736, assumption of certain liabilities, the assignment and release of a line of credit in the approximate amount of $85,000, a 10% Promissory Note in the aggregate amount of $105,572.27 payable to the Company in installments of $2,000 each month, with the balance due on November 10, 1997.

                              GOVERNMENT REGULATION

        The healthcare industry is subject to extensive federal and state government regulation. In addition to the referral and reimbursement regulations discussed below regulations include certificate of need, licensure of healthcare facilities, services and equipment, and restrictions on physician investments in health care entities to which they refer patients. Although the Company believes that its current operations comply with applicable regulations, there can be no assurance that the subsequent adoption of laws or interpretations of existing laws will not regulate, restrict or otherwise adversely affect the Company's business.

                The laws and regulations applicable to financial arrangements in the healthcare industry are complex and may be subject to varying interpretations. This section summarizes the principal federal and state statues and regulations which are applicable to the Company's business.

OMNIBUS BUDGET RECONCILIATION ACT OF 1993

        On August 10, 1993, President Clinton signed into law the Omnibus Budget Reconciliation Act of 1993 ("OBRA `93") which contained numerous provisions that significantly affect healthcare providers who participate in the Medicare and Medicaid programs. The principal impact of OBRA `93 in the healthcare area is
(i) to expand the existing prohibition against the referral of patients to entities with which the referring physician has a financial relationship (self-referral), and (ii) to curtail the cost of the Medicare program by limiting reimbursement.

        SELF-REFERRAL. OBRA `93 expanded the then existing prohibition against "self-referral" for clinical laboratory services to eleven (11) "designated health services." The designated health services" for which self-referral is prohibited are: (a) clinical laboratory, (b) physical therapy, (c) occupational therapy, (d) radiology or other diagnostic services, (e) radiation therapy, (f) durable medical equipment, (g) parenteral and enteral nutrients, equipment and supplies, (h) prosthetics, orthotics, and prosthetic devices, (i) home health services, (j) outpatient prescription drugs, and (k) inpatient and outpatient hospital services.

        A significant exception to the self-referral prohibition is the exception for referrals within a group practice. The rule provides that a physician in a group practice may be paid a productivity or performance bonus so long as the bonus is NOT related to the volume or value of referrals by that physician. This provision appears to be the first attempt by the federal government to subject compensation payments within a BONA FIDE group practice to the prohibitions of the Medicare and Medicaid Anti-Fraud and Abuse Amendments and the self-referral restrictions.

SAFE HARBOR

        Recent federal and state legislation has prohibited or severely restricted ownership of healthcare facilities by physicians who refer their patients to such facilities. Under OBRA physicians can no longer refer Medicare beneficiaries to clinical laboratories in which they have an ownership interest or compensation arrangement. OBRA does, however, provide an exception from this ownership prohibition for registered securities, acquired on terms generally available to the public, of a publicly traded company having total assets exceeding $100,000,000. In addition, the "safe harbor" regulations adopted by the Office of Inspector General, US Department of Health and Human Services, provide a safe harbor from the Medicare and Medicaid Anti-Fraud and Abuse Amendments, Section 1128B(b) of the federal Social Security Act, for investment interests obtained on terms equally available to the public through trading on a national exchange or over-the-counter market., in a publicly traded corporation having in excess of $50,000,000 in underpreciated net tangible assets related to furnishing healthcare products and services.

        Unless the Company can qualify for the applicable public company exemptions or safe harbor, as described above, the Company's physicians and other shareholders will not be able to refer patients and other business to the healthcare businesses operated by the Company. This may materially adversely impact the Company's clinical care operations..

        MEDICARE ANTI-FRAUD AND ABUSE AMENDMENTS. Financial arrangements between healthcare businesses and physicians or others who make or influence referrals, furnish products or services, or otherwise generate business which is paid for in whole or in part by the Medicare and/or Medicaid programs are the subject of increasing federal scrutiny. Section 1128B(b) of the Social Security Act, the Medicare and Medicaid Anti-Fraud and Abuse Amendments ("Section 1128B(b)") prohibits the offer, solicitation or acceptance of any form of remuneration as an inducement to refer patients, products or services that are paid for in whole or in part by the Medicare or Medicaid program. Violation of Section 1128B(b) may be punished by fines, imprisonment and exclusion from participation in the Medicare and Medicaid programs. In addition to being broadly worded, the provisions of Section 1128B(b) have been interpreted expansively by the federal courts.

PENDING FEDERAL LEGISLATION

        In July 1992 the "Health Cost Containment and Reform Act of 1992" sponsored by U.S. Representative Fortney (Pete) Stark cleared a subcommittee of the United States House of Representatives' Ways and Means Committee for full committee consideration. The bill prohibits a physician from referring patients to other healthcare providers who provide certain specified services in which the referring physician has a financial interest.

        The Company anticipates that additional legislation will be proposed, and ultimately adopted at both the federal and state levels, restricting or prohibiting physician ownership of healthcare facilities to which they refer patients.

FLORIDA PATIENT SELF-REFERRAL ACT OF 1992

During its 1992 session, the Florida Legislature passed into law the Patient Self-Referral Act of 1992 ("Self-Referral Act"). The Self-Referral Act is far broader than OBRA since it is applicable to all types of healthcare services and to all patients (not just Medicare and Medicaid beneficiaries).

        Under the Self-Referral Act, "designated health services" are defined as clinical laboratory, physical therapy, comprehensive rehabilitative, diagnostic imaging and radiation therapy services. The Company plans to purchase and operate facilities that provide some or all of these designated health services. All healthcare products and services not enumerated above, are classified as "other health services."

        Under the Self-Referral Act, a physician is prohibited from referring a patient for designated health services to an entity in which the physician is an investor.

        The Self-Referral Act also prohibits the referral by a physician of a patient for other health services to an entity in which that physician is an investor, unless the ownership of the entity meets one of two tests:

    1. The physician's investment interest is in the registered securities of a publicly traded corporation whose shares are traded on a national exchange or over-the-counter market and which has total assets at the end of its most recent fiscal quarter in excess of $50,000,000 or

    2. For entities that do not qualify under the first test, no more than 50% of the value of the investment interests in the entity may be held by investors who are in a position to make referrals to the entity, and the terms under which an investment interest is offered must be the same for referring investors and non-referring investors. In addition, the terms under which an investment interest is offered may not be related to the investor's volume of referrals to the entity.

Entities that meet either test must also meet two additional tests. First, the entity may not lend to or guarantee a loan to an investor who is in a position to make referrals if the investor uses any part of that loan to obtain the investment interest. Second, distributions of profits and losses to investors must be directly proportional to their capital investment.

        The Self-Referral Act also imposes certain disclosure obligations on the Company and referring physicians. Under the Self-Referral Act, a physician may not refer a patient to an entity in which he or she is an investor unless, before doing so, the patient is given a written statement disclosing, among other things, the physician's investment interest in the entity to which the referral is made. The Self-Referral Act also imposes disclosure obligations on the entities to which physicians refer patients.

        Since the Company plans to purchase and operate facilities that provide some or all of the "designated health services" and intends to network its medical services, the Self Referral Act, and OBRA will have a significant adverse impact on the Company's proposed plan of operations and may necessitate
(i) a change in the way the Company acquires its clinical care facilities (ii) a change in the corporate structure (i.e., a spin-off of the clinical care companies coupled with an initial public offering in order to qualify for the federal and state "Safe Harbor Standards"), (iii) a secondary offering for the Company (in order to qualify for the federal and state "Safe Harbor Standards" or (iv) a merger with a company with substantially more assets than the Company (in order to qualify for the "Safe Harbor" standards.

        CERTIFICATE OF NEED. Some states, including Florida, require a "certificate of need" ("CON") prior to the acquisition of medical equipment or provision of cardiac catheterization services by the Company's hospital customers. In Florida, a certificate of need is required for cardiac catheterization services only if the hospital wishes to provide such services to inpatients. Typically, obtaining a CON approval is a costly and lengthy process, and may involve adversarial proceedings brought by competing facilities. The hospital or healthcare provider, rather than the Company, must apply for and obtain the CON, where required. As a result, the Company is unable to control or accurately predict whether and how many potential customers will obtain CON's. The Company's ability to provide cardiac catheterization services to hospitals and health care providers is dependent upon those entities obtaining a CON for such services.

        LICENSES. Although the Company's cardiac catheterization services generally are not subject to healthcare licensing requirements, since it contracts directly with hospitals, the Company must adhere to the same standards as the hospitals it contracts with including standards for sanitation, safety and personnel qualifications. The Company is also required to register its X-ray equipment and pay annual registration fees to state radiation control agencies. The Company believes that its cardiac catheterization operations are in compliance with applicable registration and hospital license requirements.

        LEGISLATIVE DEVELOPMENTS. There are presently efforts underway on both the federal and state levels to enact major reforms of the U.S. healthcare system. Proposals include cost containment measures through healthcare alliances and improved access to insurance coverage for the working uninsured or unemployed. The State of Florida has enacted the Health Insurance and Reform Act of 1993 (the "Florida Health Plan"), which is designed to create a managed competition model for healthcare delivery in Florida based on quality, geographic coverage and reduced costs. The Company cannot predict what effect, if any, the Florida Health Plan or any future federal or state healthcare reform legislation will have on the Company.

OTHER STATES; OTHER REGULATORY MATTERS. The Company anticipates that it will be doing business in other states. The Company will be subject to the laws of each state that it does business in, including among others, the laws regulating the corporate practice of medicine self-referrals, licensing, and the division of fees between licensed physicians and non-physicians.

PROFESSIONAL LIABILITY INSURANCE

        The Company currently maintains general and professional liability insurance for its operations in the single limit amount and aggregate annual limit amount of $5,000,000. There is no assurance that potential claims will not exceed this limit. While the Company's Mobile Lab Units are at a customer's facility, they operate only under the direction of licensed physicians on the customer's staff who direct the procedures, supervise the Company's nurses and technologists, and interpret the results of the examinations. The Company requires that its customers carry medical malpractice insurance to cover the physicians using the Company's Mobile Labs.

COMPETITION

        The healthcare industry in general, and the market for medical services and equipment in particular, is highly competitive.

        With respect to the Company's mobile cardiac catheterization services, the Company competes not only directly with other contract providers, but also with healthcare providers that have their own equipment and with equipment manufacturers and leasing companies that sell or lease equipment to healthcare providers for full-time utilization. Some of the Company's direct competitors which provide contracted medical services may have access to considerably greater financial resources than the Company. The Company competes against other contract providers on the basis of quality of services and equipment, price and reliability.

        The competition for the MIS/HIS division of the Company mainly consists of five national companies. These five national companies may have access to considerably greater financial resources than the Company. The Company competes on the basis of the quality of services and by providing services to hospitals of 40 to 150 beds which cannot absorb the cost of startup from the major competitors.

        In the South Florida area competition for Clinical Care division is highly competitive. The Company competes with three companies that are larger in size than the Company' and may have access to considerably greater financial resources than the Company. The Company competes by providing more personalized care to the doctors and the patients they serve as well as providing patient transportation and pharmaceutical delivery.

        The Company is not aware of any competitors for the Talon RMS product.

MARKETING

        Currently, the Company's sales efforts related to it's mobile cardiac catheterization division are being conducted by an independent consultant and the Company's Vice President of Managed Care. Direct marketing, including telephone solicitation, receiving referrals from existing customers and manufacturers of Mobile Labs has played a primary role in acquiring new contracts and expanding services to a larger geographical area.

        The HIS/MIS division to date has performed minimal marketing. Marketing for this division is performed on a "word of mouth" basis. This "word of mouth" marketing has enhanced revenues, on an annualized basis, by 25% in 1996.

        The Clinical Care division markets through a variety of channels. It has several contracts with managed care companies in the South Florida area, it's personnel speak at local functions and the Company supports many local area events.

EMPLOYEES

        As of June, 1996 Heart Labs had 7 full time administrative employees, including its three officers, 6 full time office and accounting employees, and 27 full time medical and technical personnel who provide services at the Essential Care Medical Centers. The Company's ability to provide its services is dependent upon the Company recruiting, hiring and retaining qualified technical personnel. To date, the Company has been able to recruit and retain sufficient qualified personnel. None of the Company's employees are represented by a labor union. The Company has not experienced any work stoppages and considers its relations with its employees to be good.

ITEM 2. DESCRIPTION OF PROPERTY

        The Company leases approximately 6,000 square feet of office space in Boynton Beach, Florida for its corporate offices at an average monthly net rental of $4,966 per month over the term of the lease. The lease expires in April 2001. The Company believes this space is adequate to meet the current requirements. The Company also leases two other facilities for its HIS/MIS division that range from 3,500 to 4,000 square feet and are occupied pursuant to leases on a month to month basis at an average month net rental of $1,300 and $2,243 per month. In addition the Company leases space for its Essential Care Centers. See Item 1. "Description of Business Clinical Care" for a description of each Center's lease. The Company acquired through the Essential transaction two buildings located in the South Florida area. One of the buildings houses both Essential One and Prime Dental is approximately 5,800 square feet. The mortgage payment is approximately $2,056 per month with 5 years left on the Note. The other building is approximately 7,000 square feet and has no mortgage. The Company intends to convert this property to a hospice for AIDS patients. The Company with consent from its prior landlord, has a letter of intent to sublease 3,300 square feet of office space in Boca Raton, Florida which previously served as its corporate offices. Until such time as these offices are subleased, the Company is responsible for a $5,675 monthly lease payment.

ITEM 3. LEGAL PROCEEDINGS

        In January 1995, Thera-Kinetics, Inc. ("TK"), a competitor of the Company's CPM division filed actions against the Company's wholly owned subsidiary, U.S. BioInnovations, Inc. and three of its employees in the United States District Court for the Eastern District of Virginia-Alexandria Division. The complaint, alleged, among other things, violations by the employees (each of whom was previously employed by TK) of restrictive covenants, tortuous interference by the Company's subsidiary and misappropriation of trade secrets and confidential information. In July 1995, the Company settled the lawsuit with TK by selling substantially all of its Continuous Passive Motion operations to TK. Consideration for the sale included a promissory note for $250,000 and the assumption of approximately $400,000 in equipment leases. As of the date of this report year end, TK had not assumed any of the leases and was in default on its promissory note. See Note 8 "Consolidated Financial Statements". TK alleges that the Company failed to deliver certain equipment under this Settlement Agreement. The Company currently is considering all of the remedies available to enforce the provisions of the settlement agreement.

        In December 1995, Codise, Inc. ("Codise") filed a complaint in the 11th Judicial Circuit in and for Dade County, Florida. The complaint names HLOA Diagnostic, Inc., the former name of the Company's neurological testing subsidiary, Cortex Diagnostic Services, Inc. Codise filed its lawsuit against the Company for failure to redeem stock issued by the Company as partial consideration for the purchase of assets of Codise, Inc. The Company contends that it was mislead in connection with the redemption payment for 1993 and that Codise is not entitled to any further consideration. Codise is seeking $65,190 in damages. The Company presently has a Motion to Dismiss pending. In the event that the Motion is denied the Company intends to vigorously defend the lawsuit and to file a counter claim seeking recovery of the excess paid for 1993.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY OLDERS

                                 Not Applicable

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        The Company's Common Stock is traded in the over-the-counter market and is quoted through the National Association of Securities Dealers Automated Quotation System ("NASDAQ") under the symbol "HLOA." The following table shows, for the periods indicated, the high and low closing bid prices of the Company's Common Stock as reported by NASDAQ:

               1995                 HIGH           LOW
               ----                 ----           ---
               First Quarter        1 1/8          7/8
               Second Quarter       2 3/8          1
               Third Quarter        2 7/8          1 7/8
               Fourth Quarter       4 1/16         1 1/2

               1994                 HIGH           LOW
               ----                 ----           ---
               First Quarter        4 5/8          3 1/4
               Second Quarter       3 5/8          3
               Third Quarter        4 5/8          3
               Fourth Quarter       3 1/4          1 1/8

As of May 31, 1996, there were approximately 2,038 holders of record of the Common Stock, not including beneficial owners. The Company did not pay cash dividends on its common stock in 1995 or 1994 and has no intention of paying dividends in the foreseeable future.

REGULATION S OFFERING

        In fiscal 1996, the Company sold an aggregate of 834,500 shares of Series C preferred stock (the "Preferred") and 357,143 shares of common stock pursuant to Regulation S Offerings for gross proceeds in aggregate net amount to the Company of $7,579,785. The Preferred Stock is convertible into shares of the Company's common stock at the lesser of (i) 75% of the closing bid price of the Company's common stock, as reported by NASDAQ on the date of the closing of the Regulation S Offering or (ii) 65% of the average closing bid price for the five trading days immediately preceding the date of conversion. During the first and second quarter the bid price of the Company's common stock fell and the Company received notices to convert 625,000 shares of Preferred Stock in an aggregate of 16,357,573 shares of common stock. Although , the Company does not have an adequate number of shares authorized to effectuate the conversion, it has negotiated a mutually agreeable solution with the Regulation S subscribers whereby it will issue the remaining authorized shares to the Regulation S subscribers, pro rata, and seek shareholder approval to increase the number of authorized shares of common in order to issue the balance of the converted shares. Since the Regulation S subscribers have not waived any legal remedies they may have, the Company may be subject to a lawsuit which if not resolved to the Company's benefit, could materially impact the Company's financial condition.

S-8 REGISTRATION STATEMENTS

        From July 14, 1995 to December 8, 1995 the Company has issued a total of 425,534 shares of common stock to consultants, employees and advisors pursuant to S-8 Registration Statements. These shares had an aggregate market value of $1,084,319. Although an opinion of counsel was obtained authorizing the issuance of shares pursuant to each S-8 Registration Statement, it was later discovered by the Company that the November 1995 S-8 Registration Statement covering the registration of 127,200 shares was never filed with the Securities and Exchange Commission.

POSSIBLE NASDAQ DELISTING

        On June 11, 1996 the Company received a notification from NASDAQ that, due to its delinquency in filing its Form 10-KSB and its March Form 10-QSB, the Company's securities would be delisted from NASDAQ effective June 21, 1996. The Company has requested an oral hearing on the delisting which will stay the delisting. The Company anticipates that the hearing will occur July 9, 1996. The Company anticipates that the filing of this Form 10-KSB and the Form 10-QSB will resolve the Company's non-compliance and that NASDAQ will find that the Company's securities warrant continued listing, however, there can be no assurances in this regard. If the Company's securities are delisted from NASDAQ they will continue trading in the over-the-counter market, however, this may limit market activity in that brokers will not be able to solicit buy orders.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS

        The following should be read in conjunction with the Financial Statements and Notes thereto contained herein.

GENERAL

        During 1995 and 1994, the Company principally derived its revenue from its mobile cardiac catheterization division, its continuous passive motion division, and its healthcare clinics. Since its inception, the Company has been providing mobile cardiac catheterization services to hospitals. During 1994, the Company acquired three companies and started one company engaged in the rental of rehabilitative medical equipment and other home healthcare products, principally continuous passive motion ("CPM") rehabilitative products. Since August 1993, the Company has also generated revenue from providing neurological testing services.

        During 1995, the Company sold the assets and operations of its CPM and Neurological divisions. In August 1995, the Company completed a Share Exchange Agreement with Technomed, Inc. ("Technomed"). Technomed subsidiaries operate in the fields of Management Information Systems ("MIS") and Hospital Information Systems ("HIS") which systems aid in operating hospital and medical office practices as well as performing billing and collection services for professional organizations, hospitals, doctors, medical practices and medical networks. Other Technomed subsidiaries operate in the healthcare clinic environment.

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE TWELVE MONTHS ENDED DECEMBER 31, 1995 AND DECEMBER 31, 1994

        Revenues from operations increased 25% to $4,513,167 in 1995 from $3,582,968 in 1994, principally as a result of revenues from the CPM acquisitions. Revenues from the Company's Mobile Units decreased 23% to $1,247,584 (27% of total revenue from operations in 1994) from $1,609,645 (44% of total revenue from operations in 1995). This decrease is primarily due to the expiration in February 1994 of one of the Company's fixed-fee contracts. This contract and the continued use of the mobile labs accounted for $363,147 in 1994 compared to $89,395 in 1995. Also contributing to the loss is the expiration of a contract that accounted for $151,000 in 1994. Revenues from the Company's neurological testing division decreased 61% to $225,488 for 1995 compared to $563,789 for the same period in 1994. This decrease is due to the sale of this division in July 1995. Revenues generated by the CPM division accounted for 56% of total revenue from operations or $2,571,553 compared to $1,409,534 in 1994. This increase is primarily due to the fact that three of the four CPM operations were still operational during the period January 1, 1995 through July 19, 1995. During 1995 the Company sold all of its CPM subsidiaries. The MIS/HIS division accounted for 6% or $314,982 of revenue from operations for the period August 23, 1995 through December 31, 1995. The Clinical Care division accounted for 3% or $153,560 of total revenue from operations.

        Cost of services, which includes medical supplies, technical and sales personnel salaries and benefits and other expenses directly associated with the Company's services were the same, to $2,149,180 in 1995 from $2,149,251 in 1994. As a percentage of revenues from operations, cost of services decreased to 47% in 1995 from 59% in 1994, resulting from the sale of the CPM division during 1995.

        General and administrative expenses increased 101% to $4,362,394 in 1995 from $1,946,151 in 1994 This increase is primarily due to the issuance of common stock pursuant to Form S-8 Registration Statements in connection with several consulting agreements and also consulting agreements for unregistered shares. The aggregate value of those shares was $1,345,682 or 61% of the increase in General and Administrative expenses between 1995 and 1994. The remaining increases are primarily due to increases in payroll and professional fees.

        Depreciation and amortization increased 15% to $927,061 in 1995 from $805,925 in 1994. This increase is primarily due to having 7 1/2 months of depreciation and amortization for the CPM division and the addition of the Technomed division.

        Provision for bad debts decreased 27% to $542,525 in 1995 from $745,051 in 1994. This decrease is due primarily to the sale of CPM division in 1995.

        During August 1995, the Company acquired Technomed, Inc. The Company believes that based on current technology, its computer software has lost substantial value necessitating a $3,961,885 write-off. In addition, with the sale of U.S. BioInnovations, the Company has written off $81,312 of good will. See Note 6 to the Notes to the Consolidated Financial Statements.

        Subsequent to year end, the Company decided either to sell or discontinue its neurological testing division. As a result, the Company recorded a write-off of $560,482 in goodwill associated with this division in 1994.

        Other income (expense) increased 11% to an expense of $1,133,946 for 1995 from of $1,019,820 for 1994.

        As a result of the foregoing factors, the Company had a loss before income taxes of $8,843,343 in 1995 compared to a loss before income taxes of $3,622,827 in 1994.

LIQUIDITY AND CAPITAL RESOURCES

        In 1995 and 1994, the Company financed its operating and investment activities through a combination of cash flow from operations, the proceeds from life insurance received after the death of the Company's founder and president and several Regulation S transactions. Net cash used by operating activities in 1995 was $715,542 primarily due to the Company's 1995 net loss, compared to net cash used by operating activities of $1,347,026 in 1994. Net cash provided by investing activities was $798,968 in 1995, principally as a result of the purchase of the Westmark investment and increase in 1994 of $2,075,040 primarily from the sale of investments. (See Note 4 of Notes to Consolidated Financial Statements).

        At December 31, 1995, the Company had a working capital deficiency of $3,015,714 compared to a working capital deficiency of $1,180,906 at December 31, 1994.

        During the first quarter of 1996, the Company was able to raise a total of $7,579,785 less expenses through Regulation S transactions. The Company may continue to receive working capital from the exercise of additional stock options, private placements, long term debt and operations. If the Company's working capital is insufficient to fund its operations, it would have to explore additional sources of financing. No assurances, however, can be given that future financing would be available or if available, that it could be obtained at terms satisfactory to the Company. The Company's ability to effectuate its plan of and continue operations is dependent upon its ability to restructure its organization, reduce expenditures, attract additional competent outside directors and management, implement transactional and financial controls, generate additional revenue through its new Clinical Care Division and its ability to raise additional capital.

        Capital expenditures for fiscal 1995 were approximately $1,921,557 as compared to approximately $828,561 for fiscal 1994. These expenditures were a direct result of purchases of medical equipment, real estate, computer software (Sysdacomp) and other fixed assets. The Company has had $800,000 in capital commitments for the first two quarters of 1996. The Company anticipates that its total capital needs for Fiscal 1996 will be approximately $2,000,000. In addition to equity and debt financing and additional revenue discussed above, the Company intends to sell a portion of its investment in Westmark in order to meet its working capital needs.

        As of June 27, 1996, the Company advanced to Westmark Group Holdings, Inc. $2,453,000 on a short term basis. Of the $2,453,000 advanced, $1,768,000 is in the form of Promissory Notes. These Notes are secured by Preferred Class C stock of Westmark. The Promissory Notes are due in one year at various times, and bear interest at a rate of 10%.

        During the second quarter of 1996, the Company purchased a healthcare clinic in Fort Lauderdale, Florida. Consideration for the sale included 256,293 shares of the Company's common stock. Also, during the second quarter of 1996, the Company opened several clinics in the South Florida area and on the West Coast of Florida.

        The Company's ability to continue operations is dependent on its ability to structure a profitable business, raise capital and generate revenues. If the Company is unable to support its operations and its continued growth, the Company may have to divest itself of certain assets and/or businesses.

ITEM 7. FINANCIAL STATEMENTS

        The Company's consolidated financial statements and the report of independent accountants thereon appear beginning on Page F-2. See index to consolidated financial statements on Page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        On June 10, 1996, McGladrey and Pullen, LLP ("McGladrey") resigned as the Company's independent auditors and advised the Company that it lacked the internal controls necessary for the development of reliable financial statements and that McGladrey was no longer willing to rely on Management's representations.

        McGladrey based this statement on the fact that there was a material weakness in the internal control structure of the Company relating to the documentation of agreements and decisions made by the Board of Directors and that written documentation that had been furnished to it during the course of the audit had been subsequently modified and that some events had occurred that had not been documented at all. Due to the modifications and new information provided by management, McGladrey was required to reevaluate the accounting for a significant transaction which could have materially impacted the fairness of reliability of the financial statements. This also required them to extend their subsequent event audit procedures to the new audit date and required updated responses to legal confirmation.

        Despite the Company's best efforts to furnish additional information that would allow McGladrey to resolve the inconsistencies and complete the audit, McGladrey was not able to reconcile the evidential matter obtained during the course of their audit with management's representations concerning certain events and transactions and the manner in which those events and transactions had been reflected in the Company's financial statements.

        The Company does not agree with McGladrey's findings or the reason for its resignation.

        During the 1995 audit, there were no disagreements between the Registrant and McGladrey on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of McGladrey and Pullen, LLP, would have caused it to make a reference to the subject matter of the disagreements in connection with its reports.

        Since McGladrey and Pullen, LLP was retained in February 1996 and never completed an audit for the Company, they did not issue any reports on financial statements for either of the past two years and therefore no report contained an adverse opinion or disclaimer of opinion, or was modified as to uncertainty, audit scope, or accounting principles.

        The Registrant has received from McGladrey and Pullen, LLP a letter addressed to the Commission stating that it agrees with the statements made by the Company in response to Item 304 (a) of Regulation S-K. The Company has filed this letter as an exhibit to Form 8-K/A dated June 18, 1996.

        On June 13, 1996, the Registrant engaged the services of Grant-Schwartz Associates, CPA's. The Registrant has authorized McGladrey and Pullen, LLP to fully to respond to any and all inquires of the successor accountant.

        On January 15, 1996, the Board of Directors of Heart Labs of America, Inc. (the "Company") voted to dismiss its prior independent accountants, Ernst and Young, LLP. Ernst & Young's report on the Company's financial statements during the two most recent fiscal years contained no adverse opinion or disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles except that Ernst & Young's report dated March 17, 1995, on the Company's financial statements for the two fiscal years ended December 31, 1994 was modified for uncertainties about (1) the Company's ability to continue as a going concern, and (2) the ultimate outcome of litigation.

        During the last two fiscal years, and the subsequent period to January 15, 1996, there were no disagreements between the Company and Ernst & Young on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Ernst and Young would have caused it to make a reference to the subject matter of the disagreements in connection with its reports.

        None of the "reportable events" described in Item 304(a)(1)(v) occurred with respect to the Company within the last two fiscal years except as follows:

        In connection with their planning of the 1994 audit of the Company, Ernst & Young considered the internal control structure of KVM Rehabilitation, Inc. (KVM), a subsidiary acquired by the Company in 1994, in order to determine the nature, timing and extent of their audit procedures. In connection with their review, Ernst & Young issued a letter to the Company which identified certain weaknesses, primarily involving a lack of segregation of duties, within KVM.

        Ernst & Young provided the Company with a letter addressed to the Commission stating it agreed with the statements above. A copy of that letter, dated January 25, 1996 was filed as Exhibit 1 to the Form 8-K/A dated January 24, 1996.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

EXECUTIVE OFFICERS AND DIRECTORS

The following table sets forth certain information concerning the executive officers and directors of the Company as of June 18, 1996 except for Ms. Johnstone who resigned June 7, 1996.


      NAME             AGE     POSITION WITH COMPANY                TERM
      ----             ---     ---------------------                ----
Norman J. Birmingham    41     Director, President and     November 1995-Present
                                 Chief Executive Officer

Harry Kobrin            60     Director                    November 1995-Present
                               Executive Vice President    January 1996-Present

Edwin F. Russo          70     Director                    May 1996-Present

Jean Johnstone          75     Chairman of the Board       August 1995-June 1996

Dawn M. Drella          29     Chief Financial Officer     April 1995 - Present
                                 and Secretary

        Mr. Birmingham has been the president and chief executive officer of the Company since November 1995. He has also served as President of Westmark since November 1995 and a director of Westmark since April 1996. Since 1986, Mr. Birmingham has served as president and sole shareholder of Budget Services, Inc., an accounting, financial planning and payroll and trust administrative service company providing services for 2,800 tax clients, 60 bookkeeping clients and many payroll tax accounts. On June 27, 1996, Mr. Birmingham tendered his resignation as the Company's President and will no longer be employed by the Company, effective upon the filing of this Report, however, Mr. Birmingham still serves as a Director to the Company.

        Mr. Kobrin has been a director of the Company since November 1995 and in January 1996 was appointed the Company's Executive Vice President. Mr. Kobrin was a founder of Essential Care Medical Centers, Inc. and Chairman of the Board since 1994. From 1992 to 1994 Mr. Kobrin was the owner of Century Twenty One Target Realty, located in Lauderhill, Florida. From 1991 to 1994, Mr. Kobrin was the chief executive officer of Prime Medical Centers, Inc.

        Mr. Russo has served as a director since June 1995. From August through November 1995, he served as interim president and chief executive officer of the Company. Mr. Russo also serves as director to Shells Seafood Restaurants. Prior to his involvement with the Company, Mr. Russo served in an "of counsel" capacity to the law firm of Edwards and Angell, a Providence, Rhode Island law firm with offices in Palm Beach, Florida from June 1994 to April 1995 and served in a similar capacity with Fine, Jacobson, Schwartz, Nash & Block, P.A., a Miami, Florida law firm from January 1991 to May 1994.

        Ms. Johnstone was a director and the Chairman of the Board from August 1995 to June 1996 when she resigned. Ms. Johnstone has been the president and chief executive officer of A/R Mediquest since its inception in 1975.

        Ms. Drella has been chief financial officer for the Company since April 1995 and was Chief Financial Officer for Westmark from February 1996 to June 1996. She was the controller of the Company from June 1993 until April 1995. Ms. Drella served as a staff accountant at Jones & Hall, PA from 1992 to 1993. From 1991 through 1992, Ms. Drella served as controller of RCC Associates, Inc., a general contracting firm that specialized in high end retail stores. Ms. Drella is a certified public accountant.

        The Company's officers are elected annually by the Board of Directors and serve at the discretion of the Board. The Company's directors hold office until the next annual meeting of shareholders and until their successors have been duly elected and qualified.

OTHERS

        The following individuals play a significant role in the Company's operations.

        Mr. Morton Floch joined the Company as senior vice president of managed care in February 1996. From 1995-1996, Mr. Floch was the vice president of market development of Physicians Healthcare Plans, Inc. From 1991 to 1995, Mr. Floch was employed by CareFlorida, Inc., for three years as the vice president of Medicare operations, then as the vice president of market development.

        Mr. Bradley T. Ray has been a consultant promoting the Company since August 1995. Mr. Ray consults on market making and public relations. For the past 5 years, Mr. Ray has operated his own consulting business and handled his personal investments. Mr. Ray is the son of the former Chairman of the Board, Jean Johnstone. In 1991, Mr. Ray pled guilty to a single count of uttering a misstatement to a Grand Jury in the United States District Court in Seattle, Washington. Mr. Ray received a sentence of two years probation. See Item 12. "Certain Relationships and Related Transactions."

      COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

        Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than 10 percent of the Company's Common Stock, to file with the Securities and Exchange Commission ("SEC") the initial reports of ownership and reports of changes in ownership and reports of changes in ownership of Common Stock, Officers, Directors and greater than 10 percent shareholders are required by SEC regulation to furnish the company with copies of all Section 16(a) forms they file.

        To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with during the year ended December 31, 1995 except that the Company has no Reports on Form 3, Form 4 or Form 5 for Jean Johnstone, the former Chairman of the Board and director of the Company and Reports on Form 4 for Harry Kobrin and Edwin F. Russo are delinquent.

ITEM 10. EXECUTIVE COMPENSATION

        The following table sets forth the compensation awarded to, earned by or paid to the Company's Chief Executive Officer and other executive officers for services rendered to the Company during 1995. No other person, who, during 1995 served as an executive officer of the Company, had a total annual salary and bonus in excess of $100,000.

                                                                  OTHER                   LTIP
   NAME & PRINCIPAL                        SALARY                 ANNUAL      OPTIONS    PAYOUTS
  POSITION(1)(2)(3)(4)            YEAR      ($)      BONUS($)   COMPENSATION  /SARs(#)     ($)
  --------------------            ----     -------   --------   ------------  --------   -------
Cornelius F. Wit (1)              1995     $83,043      0            0           0          0

Edwin F. Russo (2)                1995      17,308      0            0           0          0

Norman J. Birmingham (3)(5)       1995      21,461      0            0           0          0

Dawn Drella(5)                    1995      61,185      0            0           0          0

- -------------------------
1. Mr. Wit resigned from the Company as chief executive officer in August 1995, director in January 1996.

2. Mr. Russo was chief executive officer from August 1995 through November 1995. Does not include the use of a 1994 Sunbird valued at $150 per month. Mr. Russo still has use of.

3. Mr. Birmingham was chief executive officer from November 1995 to the present. Does not include approximately $6,195 in airfare to and from Mr. Birmingham's home in Michigan.

4. Does not include approximately $10,000 earned by Ms. Johnstone, the Company's former Chairman of the Board, serving as President of C.J. Holding, Inc., a wholly owned subsidiary of the Company.

5. Does not include the use of a 1995 Mercedes Benz and a 1995 BMW /840Ci provided to Mr. Birmingham and Ms. Drella, respectively by Westmark. The cost to Westmark for use of these automobiles is $1,200 and $1,300 per month respectively. Also does not include annual compensation from Westmark of $87,500 and $20,000 for Mr. Birmingham and Ms. Drella, respectively and $13,000 in compensation for Mr. Birmingham from Greenworld. Ms. Drella resigned as Chief Financial Officer of Westmark in June 1996 and Mr. Birmingham resigned as President and will no longer be employed by the Company, effective with the filing of this Report.

EMPLOYMENT AGREEMENTS

        In April 1996 the Company entered into 3 year employment agreements with Harry Kobrin, as Executive Vice President and Dawn Drella, Chief Financial Officer, pursuant to which they will receive base salaries of $120,000 and $60,000 respectively. In addition, the Company provides Mr. Kobrin and Ms. Drella with automobiles for a cost to the Company of $550 and $1,300 per month, respectively.

COMPENSATION OF DIRECTORS

        Pursuant to the Company's Director's Stock Option Plan, the Company's independent directors (directors who are not employees of the Company) receive an automatic grant of options to purchase 5,000 shares of the Company's Common Stock upon election as director and an automatic grant of options to purchase an additional 1,000 shares of common stock for each year of service thereafter, in both instances at an exercise price equal to the fair market value of the Company's Common Stock at the date of grant.

OPTION GRANTS DURING 1995 AND AGGREGATED FISCAL YEAR-END OPTION VALUE

                                 PERCENT OF TOTAL
                                 OPTIONS/SARS
                   OPTIONS/      GRANTED TO
                   SARS          EMPLOYEES IN          EXERCISE OR BASE   EXPIRATION
NAME               GRANTED (#)   FISCAL YEAR           PRICE ($/SH)          DATE
- ----               -----------   -----------------     ----------------   ----------
CORNELIS F. WIT       20,000                              $1.50            03/13/00
                     100,000                              $1.125           04/10/00


                                                       NUMBER OF           VALUE OF
                                                       UNEXERCISED         UNEXERCISED
                                                       OPTIONS/SARS AT     IN-THE MONEY
                                                       FY-END (#)          OPTIONS/SARS AT
                                                                           FY-END ($)


                  SHARES ACQUIRED                              EXERCISABLE/       EXERCISABLE/
NAME              ON EXERCISE (#)      VALUE REALIZED ($)      UNEXERCISABLE      UNEXERCISABLE
- ----              ---------------      ------------------   -------------------   -------------
CORNELIS F. WIT       20,000               $ 7,400                  --                 --
                      15,000               $13,050          85,000 (EXERCISABLE)   $ 73,950

LONG-TERM INCENTIVES PLANS

        The Company does not have any long-term incentive plans.

EMPLOYEE STOCK OPTION PLAN

        In May 1992, the Company adopted a Stock Option Plan (the "Plan") under which 200,000 shares of common stock are reserved for issuance upon exercise of options. The plan is designed to serve as an incentive for retaining qualified and competent employees. The Company's Board of Directors or a Committee thereof (the "Committee") administers and interprets the Plan and is authorized to grant options thereunder to all eligible employees of the Company, including officers and directors.

        The Plan provides for the granting of both incentive Stock Options and non-qualified stock options. Options are granted under the Plan on such terms and at such a price as determined by the Committee, except that the per share exercise price of incentive stock options cannot be less than the fair market value of the Common Stock on the date of grant and the per share price of non-qualified stock options will not be less than 85% of the fair market value on the date of grant. Options granted under the Plan are not transferable other than by will or interstate distribution and no option can be exercised until six months after the date of grant or after the expiration of 10 years from the date of grant. To date 125,000 options have been granted under the Plan.

DIRECTOR STOCK OPTION PLAN

        In May 1992, the Company adopted a Director Stock Option Plan (the "Director Plan") under which 20,000 shares of common stock are reserved for issuance upon exercise of options. In July 1995, the shareholders approved to increase the plan to 60,000 shares. The Director Plan is designed to serve as an incentive for attracting and retaining qualified and competent Directors.

        Pursuant to the Director Plan, each eligible Director is granted 5,000 shares when they are elected or appointed to the Board and on each Annual Shareholders Meeting date thereafter, provided that on the annual grant date there is still a director of the Company. The exercise price per share of the options is the Fair Market Value of the shares underlying the Options on the date of grant. Options granted under the Directors Plan are not transferable, other than by will or interstate distribution and no option can be exercised until six months after the date of grant or after 5 years from the date of grant. In the event that the grantee ceases to be a Director due to (I) cause, the options immediately expire; (ii) death, the option expires one year for the Director's death; and any other reason, the option expires three months from the date the grantee ceases to act as a Director. To date 35,000 options have been granted under the Directors Plan.

DIRECTORS AND OFFICERS LIABILITY INSURANCE

        The Company maintains a $3,000,000 Director and Officer and Company Reimbursement Insurance Policy ("the Policy"). The Policy will pay the judgments, damages, settlement and defense costs ("loss") of each director or officer of the Company and reimburse the Company for any loss due to any alleged breach of duty, neglect, error misstatement, misleading statement, omissions or act by the Directors or Officers of the Company except losses arising out of or in connection with, among other things (I) gaining personal profit or advantage;
(ii) criminal or deliberate fraudulent acts; (iii) self dealing; (iv) violations of Section 16 (b) of the Securities Exchange Act of 1934 and amendments thereto or similar state laws; (vi) certain corporate takeover transaction; (vii) failure to maintain insurance; (viii) pending or prior litigation or actions derived from the same facts as the pending or prior litigation (ix) violations of the Environmental Protection Act or similar laws and, (x) violations of the Employee Retirement Income Security Act of 1974 or amendments thereto or any similar state or common law.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The following information is furnished as of June 26,1996 as to each person known by the Company to be the beneficial owner of more than 5% of the Common Stock of the Company and as to the beneficial ownership of the Company's Common Stock by each director of the Company and by all directors and executive officers of the Company as a group:

                                            SHARES OF          PERCENTAGE
NAME AND BUSINESS ADDRESS                  COMMON STOCK         OF CLASS
- -------------------------                  ------------        ----------
Norman J. Birmingham
1903 S. Congress Avenue, Ste. 400           165,000(1)              *
Boynton Beach, FL,  33426

Edwin F. Russo
1903 S. Congress Ave. Ste. 400               25,000(2)              *
Boynton Beach, Florida 33426


Harry Kobrin
1903 S. Congress Ave. Ste. 400              682,829(3)            3.5%
Boynton Beach, Florida 33426

Dawn Drella                                  20,000(4)              *
1903 S. Congress Ave. Ste. 400
Boynton Beach, Florida 33426

All Directors and Executive
Officers as a Group                          892,829(1)(2)(3)(4)  4.6%
- -------------------------
 *  less than 1%

(1) Includes options to purchase 5,000 shares of common stock at $2.875 per share.

(2) Includes options to purchase 5,000 shares of common stock at $1.312 per share.

(3) Includes options to purchase 5,000 shares of common stock at $2.875 per share. Also includes options to purchase 264,000 shares at $.375 per share granted June 26, 1996.

(4) Includes options to purchase 10,000 shares of common stock at $3.25 per share and 10,000 shares at $1.00 per share.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

COMPENSATION OF DIRECTORS

        During October 1995, the Company issued a Form S-8 granting shares of the Company's common stock to the following directors and former directors for services rendered as advisors and consultants: Edwin F. Russo - 75,000 shares, Frank Dolney - 75,000 shares, Budget Services (Mr. Birmingham is the sole shareholder of Budget Services) - 25,000 shares, and Medical Industries Consulting, Inc. (Jean Johnstone is a majority shareholder), 75,000 shares. These shares were valued at $159,375, $159,375, $53,125 and $159,375. Mr.
Birmingham was not an officer or Director at the time that the Budget Services shares were issued. These shares were issued for services rendered to Technomed. Subsequent to year end, Mr. Dolney returned his shares to the Company.

        WESTMARK GROUP HOLDINGS, INC.

        In November 1995, the Company signed a Share Exchange Agreement with Westmark, a publicly traded company (NASDAQ-WGHI), pursuant to which the Company received a 49% interest or 1,298,388 shares of Westmark common stock in exchange for $1,210,000 in cash and cash equivalents, a note payable in the amount of $315,000 and 200,000 shares of the Company's Series B preferred stock, with a stated value of $10. The Share Exchange Agreement provides that the Company's 49% interest will be maintained and that Westmark is obligated to issue additional shares to maintain such ownership position.

        The then officers of Westmark, Mr. Morrell and Ms. Linda Moore resigned as officers and Mr. Morrell resigned as a director. Mr. Morrell was issued a Heart Labs promissory note in the principal amount of $415,000, bearing interest at a rate of 12% per annum, to repay a $415,000 advance previously made to Westmark. Mr. Morrell has the right to convert all or a portion of this loan into shares of the Company's common stock at a rate equal to 50% of the closing bid price on the day preceding such conversion. The Company granted certain registration rights in connection therewith. Ms. Moore was issued a Promissory Note by the Company in the principal amount of $60,000, bearing interest at a rate of 12% per annum, to repay a $60,000 advance previously made to Westmark. Mr. Morrell and Ms. Moore presently act as consultants to the Company.

        In the first and second quarter of 1996, the Company advanced to Westmark additional financing of $2,143,000 to be used for Westmark's operations and financing activities. The financing was to be provided in the form of short term advances which the Company may, at its option, convert to equity. As of the date of this Report, $700,000 has been converted to 10% convertible preferred stock of Westmark.

        In addition, Norman J. Birmingham, the Company's President, by contract, devoted 50% of his time to the Company, served as Westmark's President and operated Budget Services, Inc.. Mr. Birmingham's annual compensation from the Company was $100,000, $87,500 from Westmark and $13,000 from Greenworld. Effective with the filing of this Report, Mr. Birmingham will resign as the Company's President.

        Dawn M. Drella, the Company's Chief Financial Officer also devoted time and served as Westmark's Chief Financial Officer until June 1996 when she resigned.

        ESCROW AGREEMENT

        In September 1992, the Company's Pre-Initial Public Offering, the ("Escrow Holders")IPO shareholders, entered into an Escrow Agreement whereby an aggregate of 950,000 shares of their Common Stock (903,450 of which are owned by Marilyn Zinns, 722,690 are owned by the Acquiring persons and 46,550 of which are owned by Milton H. Barbarosh) are being held in escrow until the date all such shares are released to escrow holders or transferred to the Company in accordance with the provisions described below (which provisions were amended pursuant to shareholder approval in August 1994). The following number of shares will be released to the escrow holders based on the level of the Company's pre-tax earnings (with giving effect to any changes in earnings resulting from the release of the shares) during 1996, with a maximum of 475,000 shares being released:

                             IF PRE-TAX               CUMULATIVE
                           EARNINGS EXCEED       NO. OF SHARES RELEASED
                           ---------------       ----------------------
               1996          2,900,000                  118,750
                             3,200,000                  237,500
                             3,500,000                  475,000

Alternatively, if the bid price at any time during 1996 exceeds $12.50 for a minimum of thirty days, 475,000 shares will be released. Since the Company's 1994 and 1995 pre-tax earnings and the Company's common stock bid prices did not reach the criteria levels necessary for return to the escrow holders, 475,000 are to be returned to the Company as treasury stock. Pending release of the escrowed shares, (i) the escrow holders will retain all voting rights with respect to such shares and (ii) dividends, if any, payable on such shares will be held in escrow and be paid to the escrow holders and the Company in proportion to the number of shares released to them. Any shares of Common Stock that are not released pursuant to the foregoing provisions will be delivered to the Company and such shares shall become treasury stock.

        CHANGE IN CONTROL OF REGISTRANT

        In May 1995, Edwin F. Russo, Edwin F. Russo II, Bradley T. Ray (the son of Jean Johnstone, the former Chairman of the Company) and Frank Dolney (the "Acquiring Persons") acquired an aggregate of 998,550 shares of common stock from Marilyn Zinns. The Acquiring Persons reported the transaction on Form 13D. The 13D also indicated that they acquired from Ms. Zinns the right to receive, on a pro-rata basis, up to 722,690 of the Escrowed Shares, if and when such shares are released under the terms of the Escrow Agreement and the immediate right to vote 903,450 of the Zinn's escrowed shares. (See Escrow Agreement above) Mr. Edwin F. Russo was then elected to the Company's Board of Directors. Mr. Dolney and Mrs. Johnstone were later elected to its Board of Directors in July 1995

        In May 1996, the Acquiring Persons amended the Form 13D deleting the previously asserted right to acquire the 722,690 additional shares and stating that the proxy had been determined to be invalid.

TECHNOMED ACQUISITION

        In August 1995, the Company completed a Share Exchange Agreement with Technomed shareholders to acquire 100% ownership (7,422,500 shares of common stock) of Technomed, Inc. for 2,739,00 3 unregistered shares of the Company's common stock.

        Three of the Company's directors at the time of the transaction, Edwin
F. Russo, Jean Johnstone and Frank Dolney directly or indirectly had an interest in Technomed. Mr. Russo held 50,000 shares (.6%), Ms. Johnstone, personally and through Medical Industries Consulting, Inc. and family members held 1,950,000 shares (26%) and Frank Dolney's wife D. Ann Jassen held 750,000 shares (10.1%) of Technomed common stock. The transaction was approved by a majority of unaffiliated directors of the Company.

JEAN JOHNSTONE AGREEMENT

        In June 1996, the Company entered into an Agreement with Jean Johnstone, the Company's Chairman of the Board and a director of the Company, whereby among other things, the Company would facilitate, through a third party the purchase of 400,000 shares of the Company's common stock from Ms. Johnstone at the closing bid price per share of the Company's common stock as reported by NASDAQ on the day prior to purchase. If the purchase price is not at least $284,000.71 the Company will issue Johnstone a convertible debenture in an amount equal to the shortfall. The Company has agreed to register the shares underlying the debenture. If a third party purchase cannot be facilitated in 120 days, the Company will repurchase the shares at the price set forth above by issuance of a Senior Promissory Note bearing interest at the rate of 8% per annum, paying interest only, quarterly in arrears, with a balloon payment due June 7, 1997. In addition, the Company purchased 21,000 shares from Ms. Johnstone at the purchase price of $.87 for a total purchase price of $18,270.

        The Company also granted Ms. Johnstone a five-year option to purchase 200,000 shares of the Company's common stock at $1.00 per share. The parties executed mutual general releases and Ms. Johnstone resigned as Chairman of the Board and a Director of the Company.

        In April 1996, the Company issued a check to Ms. Johnstone in the amount of $400,000. This sum was for the following: (i) partial payment for the repurchase of stock, $13,851; (ii) AR Mediquest accrued salary, $33,603; and
(iii) repayment of her loan to C.J. Holding/AR/Mediquest , $352,546.

BRADLEY RAY AGREEMENT

        In June 1996, the Company entered into an Agreement with Bradley Ray, as consultant to the Company and the son of Ms. Johnstone whereby, among other things, the Company would facilitate, through a third party the purchase of 300,000 shares of the Company's common stock from Mr. Ray at the closing bid price per share of the Company's common stock as reported by NASDAQ on the day prior to purchase. If the purchase price is not at least $214,285.71, the Company will issue a one-year Convertible Debenture in the amount of the shortfall. The Company has agreed to register the shares underlying the Debenture. If a third party purchase cannot be facilitated in 120 days, the Company will repurchase the shares as the price set forth above by the issuance of a Senior Promissory Note, bearing interest at the rate of 8% per annum, paying interest only, quarterly in arrears, with a balloon payment due June 7, 1997.

        In addition the Company also granted one-year options to purchase 600,000 and 200,000 shares of the Company's common stock at $.34 per share and $.40 per share, respectively. The Company agreed to register the shares underlying the options.

        The Company also issued Mr. Ray a one-year promissory note in the amount of $700,000 for payment of commissions Mr. Ray earned as a consultant. The Note will be reduced by the difference between the exercise price of the options and the bid price as reported by NASDAQ on the day of exercise.

        The parties also executed mutual general releases.

CONSULTING AGREEMENT

        In June 1996, the Company entered into a 50-month consulting agreement with Mr. Ray for a monthly consulting fee of $5,713 per month.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     EXHIBITS     DESCRIPTION
     --------  ------------------

        3.1     Amended and Restated Articles of Incorporation*

        3.2     Amended and Restated Bylaws*

        4.1     Form of Common Stock Certificate*

        4.2     Form of Warrant Certificate*

        4.3     Form of Underwriter's Warrant*

        4.4     Form of Warrant Agreement*

       10.1 Form of Indemnification Agreement between the Registrant* and each of its directors and certain executive officers*

       10.2     Form of agreement between the Company and its client* hospitals*

       10.3 Master Lease Agreement, dated October 16, 1991, between the Registrant and Comdisco Medical Leasing Group, Inc.*

       10.4 Agreement between the Registrant and Northwest Broward Invasive Cardiology Associates*

       10.5 Promissory Note, dated December 9, 1992, executed by Joseph S. Zinns, M.D. and Marilyn Zinns in favor of Northern Trust Bank of Florida, N.A. (the "Bank"), Guaranty, dated December 9, 1992, executed by and between the Registrant and the Bank. **

       10.6     Financial Consulting Agreement *

       10.7 Escrow Agreement, effective as of September 1, 1992, by and among the Company, Joseph S. Zinns, M.D., Marilyn Zinns, Milton Barbarosh and Broad and Cassel*

       10.8     Technomed, Inc. Share Exchange Agreement***

       10.9     Westmark Group Holdings, Inc. Agreement

       10.10    Greenworld Technologies, Inc. Agreement

       10.11    Employment Agreement -Harry Kobrin

       10.12    Employment Agreement - Dawn M. Drella

       10.13    Essential Care Share Exchange Agreement

       10.14    Amendment to Essential Care Share Exchange Agreement

       22       Subsidiaries of Heart Labs of America, Inc.
- --------------------------------------

* Incorporated by reference from the Exhibit with the same reference number in the Company's Registration Statement.

** Previously filed as an exhibit to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1992.

*** Previously filed as an exhibit to the Company Form 8-K dated August 23, 1995.


      (b) Report on Form 8-K

          None

                          Heart Labs of America, Inc.

                   Index to Consolidated Financial Statements

Report of Independent Certified Public Accountants

Consolidated Balance Sheet

Consolidated Statements of Operations

Consolidated Statements of Shareholders' Equity
(Capital Deficiency)

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

                        GRANT-SCHWARTZ ASSOCIATES, CPA'S
                             40 Southeast 5th Street
                                    Suite 500
                              Boca Raton, FL 33432

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors
Heart Labs of America, Inc.

We have audited the accompanying consolidated balance sheet of Heart Labs of America, Inc. and Subsidiaries as of December 31, 1995 and the related consolidated statements of income, shareholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes assessing the accounting principles used and significant estimates by management,, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Heart Labs of America, Inc. and Subsidiaries as of December 31, 1995 and the results of its consolidated operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses from operations and currently has a shortage of working capital. These raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                        /s/ GRANT-SCHWARTZ ASSOCIATES, CPA's
Boca Raton, Florida
June 27, 1996

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors
Heart Labs of America, Inc.

We have audited the accompanying consolidated balance sheet of Heart Labs of America, Inc. and subsidiaries as of December 31, 1994 and the related consolidated statements of operations, shareholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates by management,, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Heart Labs of America, Inc. and subsidiaries as of December 31, 1994 and the consolidated results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in
Note 2 to the consolidated financial statements, the Company incurred operating losses and has negative working capital at December 31, 1994. In addition, the Company is in default on approximately $1.1 million of debt and capital lease obligations for nonpayment of principal and interest. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might result from the outcome of this uncertainty.


                                        /s/ ERNST & YOUNG LLP
West Palm Beach, Florida
March 17, 1995

                           HEART LABS OF AMERICA, INC.
                           CONSOLIDATED BALANCE SHEET
                                  DECEMBER 31,

                                     ASSETS
                                                        1995           1994
                                                     -----------    -----------
CURRENT ASSETS

  Cash and Cash Equivalents ......................   $    24,431    $   216,348
  Accounts Receivable - Trade, Net of
   Allowance for Doubtful Accounts
   1995 $50,000; 1994 $1,220,000 .................       456,361        421,311
  Accounts Receivable - Other ....................       246,152            -0-
  Current Maturities of Notes Receivable .........       145,676            -0-
  Inventories of Medical Supplies ................        15,030         66,210
  Refundable Income Taxes ........................        80,198        137,316
  Prepaid Expenses and Other Current Assets ......        56,437         75,103
                                                     -----------    -----------
      Total Current Assets .......................     1,024,285        916,288
                                                     -----------    -----------
PROPERTY AND EQUIPMENT

  Mobile Cardiac Catheterization
   Laboratories and Medical Equipment ............     2,805,124      4,123,727
  Computer Software ..............................       824,719            -0-
  Building and Building Improvement ..............       556,399            -0-
  Furniture and Office Equipment .................       325,971        271,808
  Less: Accumulated Depreciation
   and Amortization ..............................    (2,561,937)    (2,152,849)
                                                     -----------    -----------
      Total Property and Equipment ...............     1,950,276      2,242,686
                                                     -----------    -----------
OTHER ASSETS

  Investment in Westmark Group Holdings, Inc. ....     2,290,743            -0-
  Notes Receivable, Less Current Maturities ......        70,305            -0-
  Goodwill, Net of Accumulated Amortization
   1995 $15,712; 1994 $7,126 .....................       926,990        202,670
  Patent Rights, Net of Accumulated
   Amortization 1994 $23,482 .....................           -0-        249,001
  Other Assets ...................................        74,517         61,327
                                                     -----------    -----------
      Total Other Assets .........................     3,362,555        512,998
                                                     -----------    -----------
           TOTAL ASSETS ..........................   $ 6,337,116    $ 3,671,972
                                                     ===========    ===========

                 See Notes to Consolidated Financial Statements

                           HEART LABS OF AMERICA, INC.
                           CONSOLIDATED BALANCE SHEETS
                                  DECEMBER 31,

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                        1995           1994
                                                    ------------    -----------
CURRENT LIABILITIES

  Notes Payable - Primarily to Related Parties ..   $  1,834,986    $    75,472
  Current Maturities of Long-Term Debt ..........        337,092      1,149,284
  Current Maturities of Capital
   Lease Obligations ............................        617,103         49,335

  Accounts Payable ..............................        825,090        659,054
  Accrued Expenses ..............................        425,728        164,049
                                                    ------------    -----------
       Total Current Liabilities ................   $  4,039,999    $ 2,097,194
                                                    ------------    -----------
  Long-Term Debt, Less Current Maturities .......        349,511          9,952
                                                    ------------    -----------
  Capital Lease Obligation, Less
   Current Maturities ...........................        247,418         94,792
                                                    ------------    -----------
  Minority Interest .............................         31,880         33,157
                                                    ------------    -----------
COMMITMENTS

SHAREHOLDERS' EQUITY
  Preferred Stock, Authorized 5,000,000 shares:
    Issued and Outstanding:
     445,520 Series A Convertible Shares ........            -0-            -0-
     200,000 Series B Convertible Shares,
      $10 stated value, less 98,000 shares
      minority interest .........................      1,020,000            -0-

  Common Stock, No Par Value, Authorized
    20,000,000: Issued and Outstanding
    1995 9,136,898 Shares; 1994 3,144,702
    Shares, Including 950,000 Escrow
    Shares in 1995 and 1994 .....................     12,518,733      4,463,959
 Accumulated (Deficit) ..........................    (11,870,425)    (3,027,082)
                                                    ------------    -----------
     Total Shareholders' Equity .................      1,668,308      1,436,877
                                                    ------------    -----------
        TOTAL LIABILITIES AND
         SHAREHOLDERS' EQUITY ...................   $  6,337,116    $ 3,671,972
                                                    ============    ===========

                 See Notes to Consolidated Financial Statements

                           HEART LABS OF AMERICA, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                  DECEMBER 31,

                                                       1995            1994
                                                   ------------     -----------
REVENUE
  Revenue from Operations .....................    $  4,513,167     $ 3,582,968
  Interest Income .............................           4,868         120,562
  Other Revenue ...............................             -0-          20,303
                                                   ------------     -----------
      Total Revenue ...........................       4,518,035       3,723,833
                                                   ------------     -----------
COST AND EXPENSES
  Cost of Services ............................       2,149,180       2,149,251
  General and Administrative Expenses .........       4,362,394       1,946,151
  Depreciation and Amortization ...............         927,061         805,925
  Provision for Bad Debts .....................         542,525         745,051
  Write-Off of Goodwill .......................       4,043,197         560,482
  Interest Expense ............................         203,075         119,980
                                                   ------------     -----------
      Total Cost and Expenses .................      12,227,432       6,326,840
                                                   ------------     -----------
OTHER INCOME (EXPENSE)

  Loss on Sale of Investments .................             -0-         (92,360)
  Loss on Disposal of Fixed Assets ............      (1,044,035)            -0-
  Write-Off of Notes Receivable and
   Investment .................................             -0-        (927,460)
  Other .......................................         (89,911)            -0-
                                                     (1,133,946)     (1,019,820)
                                                   ------------     -----------
      (Loss) Before Income Tax Benefit ........      (8,843,343)     (3,622,827)
                                                   ------------     -----------
Provision for Income Tax Benefit ..............             -0-         (59,000)
      Net (Loss) ..............................      (8,843,343)     (3,563,827)
(Loss) Per Common Share .......................    $      (2.08)    $     (1.67)
                                                   ============     ===========
Weighted Average Common Shares Outstanding,
  Excluding Contingently Issuable Shares ......       4,237,328       2,131,467
                                                   ============     ===========

                 See Notes to Consolidated Financial Statements

                           HEART LABS OF AMERICA, INC.
               CONSOLIDATED STATEMENTS OF OF SHAREHOLDERS' EQUITY
                     YEARS ENDED DECEMBER 31, 1995 AND 1994

                                                                                                         RETAINED
                                                      PREFERRED STOCK           COMMON STOCK             EARNINGS
                                                     SHARES      AMOUNT      SHARES       AMOUNT         (DEFICIT)         TOTAL
                                                    --------   ----------   ---------   ------------    ------------    -----------
Balance, January 1, 1994 ........................    668,280   $      -0-   2,050,000   $  4,158,223    $    509,494    $ 4,667,717
  Shares issued in connection with acquisitions .        -0-          -0-     132,614        304,481             -0-        304,481
  Shares issued in lieu of commissions ..........        -0-          -0-      12,090         34,909             -0-         34,909
  Redemption of shares ..........................   (222,760)     192,026         -0-            -0-             -0-        192,026
  Redemption payment ............................        -0-     (192,026)        -0-            -0-             -0-       (192,026)
  Dividends on preferred stock ..................        -0-          -0-         -0-        (33,654)            -0-        (33,654)
  Change in unrealized losses on investments
    available for sale ..........................        -0-          -0-         -0-            -0-          27,251         27,251
  Net (loss) ....................................        -0-          -0-         -0-            -0-      (3,563,827)    (3,563,827)
                                                    --------   ----------   ---------   ------------    ------------    -----------
Balance, December 31, 1994 ......................    445,520          -0-   2,194,704      4,463,959      (3,027,082)     1,436,877
  Acquisition of Technomed, Inc. ................        -0-          -0-   2,739,003      4,313,930             -0-      4,313,930
  Shares issued in connection with investment
    in Westmark Group Holdings, Inc. - Net of
    minority interest ...........................    102,000    1,020,000         -0-            -0-             -0-      1,020,000
  Shares issued for services ....................        -0-          -0-   1,318,676      1,416,132             -0-      1,416,132
  Shares issued upon the exercise of options ....        -0-          -0-     205,000        280,000             -0-        280,000
  Shares of common stock ........................        -0-          -0-     901,857        806,800             -0-        806,800
  Dividends on preferred stock ..................        -0-          -0-         -0-        (44,958)            -0-        (44,958)
  Conversion of Technomed, Inc. preferred stock
    into common stock of Heart Labs .............        -0-          -0-     827,658      1,282,870             -0-      1,282,870
  Net (loss) ....................................        -0-          -0-         -0-            -0-      (8,843,343)    (8,843,343)
                                                    --------   ----------   ---------   ------------    ------------    -----------
Balance, December 31, 1995 ......................    547,520   $1,020,000   8,186,898   $ 12,518,733    $(11,870,425)   $ 1,668,308
                                                    ========   ==========   =========   ============    ============    ===========

    The accompanying notes are an integral part of these financial statements

                           HEART LABS OF AMERICA, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  DECEMBER 31,
                                                        1995           1994
                                                     -----------    -----------
Cash Flows From Operating Activities
 Net income (loss) ...............................   $(8,843,343)   $(3,563,827)
 Adjustments to reconcile net income (loss)
  to net cash provided by (used in)
  operating activities:
   Depreciation and amortization .................       927,061        805,925
   Equity loss on investments ....................        61,863            -0-
   Minority interest .............................        (1,277)       (19,868)
   Write-off of note receivable ..................           -0-        300,000
   Write-off of patent ...........................       249,001            -0-
   Write-off of goodwill .........................     4,043,197        560,482
   Loss on disposition of property and equipment .       795,034         22,283
   Common stock issued in lieu of commissions ....     1,416,132         34,909
   Provision for bad debts .......................       542,525        745,051
   Changes in assets and liabilities:
    (Increase) decrease in:
    Trade accounts receivable ....................      (267,670)      (588,630)
    Inventories of medical supplies ..............        51,180         24,099
    Prepaid expenses and other current assets ....        18,666         17,186
    Refundable income taxes ......................        57,118        (44,316)
   Increase (decrease) in:
    Accounts payable .............................        32,210        373,412
    Accrued expenses .............................       202,761        (13,732)
                                                     -----------    -----------
      Net cash provided by (used in)
        operating activities .....................      (715,542)    (1,347,026)
                                                     -----------    -----------
Cash Flows From Investing Activities
 Disbursements for property and equipment ........           -0-       (501,998)
 Purchases of investments ........................           -0-     (1,288,607)
 Proceeds from sale of property and equipment ....        50,000            -0-
 Purchase of Managed Home Recovery, Inc.,
  U.S. BioInnovations, Inc. and KVM
   Rehabilitation, Inc. ..........................           -0-       (326,563)
 Decrease in other assets ........................       (13,190)        10,090
 Purchase of investment in Westmark ..............      (835,778)           -0-
 Sale of investments .............................           -0-      4,182,118
      Net cash provided by (used in)
       investing activities ......................      (798,968)     2,075,040
                                                     -----------    -----------
Cash Flows From Financing Activities
 Proceeds from long-term debt ....................           -0-         41,450
 Repayments on long-term debt and
  capital lease obligations ......................      (589,902)      (795,691)
 Proceeds from notes payable .....................       870,653
 Payment of preferred dividends ..................       (44,958)       (33,654)
 Redemptions payments ............................           -0-       (192,026)
 Issuance of notes receivable ....................           -0-            -0-
 Proceeds from issuance of common stock ..........     1,086,800            -0-
                                                     -----------    -----------
      Net cash provided (used in)
       financing activities ......................     1,322,593       (979,921)
                                                     -----------    -----------
      Increase (decrease) in cash ................      (191,917)      (251,907)
Cash and cash equivalents:
 Beginning .......................................       216,348        468,255
                                                     -----------    -----------
 Ending ..........................................   $    24,431    $   216,348
                                                     ===========    ===========

                 See Notes to Consolidated Financial Statements

                           HEART LABS OF AMERICA, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  DECEMBER 31,

                                                            1995         1994
                                                          --------    ---------
Supplemental Disclosure of Cash Flow Information
 Cash payments for interest ..........................    $154,689    $ 125,037
                                                          ========    =========
Assets acquired and related obligations incurred
 in connection with capital lease obligations ........                $ 411,665
                                                                      =========
Noncash aspects of the acquisition of
 KVM Rehabilitation, Inc.
   Fair value of assets acquired .....................                $ 681,335
   Liabilities assumed ...............................                 (703,414)

   Fair value of common stock issued
    at acquisition ...................................                 (304,481)
                                                                      ----------
   Cash paid at acquisition ..........................                $(326,560)
                                                                      =========

On October 24, 1995, the Company exchanged 827,658 common shares of the Company valued at $1,282,870 to acquire assets totaling $834,678 and certain liabilities totaling $494,510 of Essential Care Medical Centers and Prime Dental Centers. The excess of the purchase price over the fair value of net assets acquired has been recorded as goodwill.

On August 23, 1995, the Company exchanged 2,739,003 common shares of the Company valued at $4,313,930 to acquire assets totaling $961,716 and liabilities of $609,669 of Technomed. The excess of the purchase price over the fair value of net assets acquired has been recorded as goodwill.

In December 1995, the Company acquired a 49% interest in the common stock of Westmark Holdings, Inc. for $1,525,000 in cash and note payable and 200,000 shares of Class B convertible preferred stock with a stated value of $10.00 per share.

                           HEART LABS OF AMERICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1995 AND 1994

1.       ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         ORGANIZATION

Heart Labs of America, Inc. ("Heart Labs" or the "Company"), incorporated in the State of Florida on September 29, 1989 and commenced operations on February 27, 1990. The Company's primary business is providing mobile cardiac catheterization services to hospitals on a shared-user basis and managed care centers (1995). During 1994 and for the first seven months of 1995, the Company provided neurological testing services through its wholly-owned subsidiary, Cortex Diagnostic Services, Inc. ("Cortex") and the rental of Continuous Passive Motion ("CPM") units through its wholly-owned subsidiaries, HLA Acquisition Corp. d/b/a KVM Rehabilitation, Inc. ("KVM"), U.S. BioInnovations, Inc. ("BIO") and Managed Home Recovery, Inc. ("MHR"). During the third quarter of 1995, the Company sold its CPM and neurological testing operations (See Note 8).

In August 1995, the Company acquired Technomed, Inc., a company which provides management and hospital information systems through its wholly-owned subsidiaries, CJ Holdings, Inc. ("CJH")and Sysdacomp, Inc. ("Sysdacomp"). In October 1995, the Company acquired Essential Care Medical Centers, Inc. ("Essential") and Prime Dental Centers, Inc. ("Prime"). Essential and Prime specialize in managed care (See Note 4).

         BASIS OF PRESENTATION AND CONSOLIDATION

The consolidated financial statements include the accounts of Heart Labs, CJH, Sysdacomp, Essential, Prime,Cortex, BIO, KVM, MHR and Northwest Broward Invasive Cardiology Associates, a 95%-owned partnership. All intercompany accounts and transactions have been eliminated in consolidation.

         CASH AND CASH EQUIVALENTS

Cash and cash equivalents include investments in highly liquid debt instruments with a maturity of three months or less.

         ESTIMATES

The preparation of financial statements in conformity with general accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statement and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         INVENTORIES OF MEDICAL SUPPLIES

Inventories of medical supplies are stated at the lower of cost, determined on the first-in, first-out method, or market.

         INVESTMENT IN WESTMARK GROUP HOLDINGS, INC.

The Company is accounting for its investment in Westmark Group Holdings, Inc. ("Westmark"), a 49%-owned affiliate, by the equity method of accounting under which the Company's share of the net income (loss) of Westmark is recognized as income (loss) in the Company's statement of operations and added (subtracted) to the investment account, and dividends received from Westmark are treated as a reduction of the investment account (see Note 5).

         PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets. Amortization of property held for lease is included in depreciation and amortization expense and is provided using the straight-line method over the shorter of the lease term or estimated useful lives of the assets. Mobile cardiac catheterization laboratories and medical equipment at December 31, 1995 and 1994 consists of the following:
                                                        1995           1994
                                                      ----------    ----------
Property and equipment owned ......................   $1,464,430    $2,168,100
Property and equipment held under capital leases ..    1,340,694     1,955,627
                                                      ----------    ----------
                                                      $2,805,124    $4,123,727
                                                      ==========    ==========

INTANGIBLE ASSETS

Goodwill and patents right are recorded at cost and are amortized using the straight-line method over ten years.

The Company periodically evaluates the recovery of the carrying amount of intangibles by determining if any impairment indicators are present. These indicators include management's plans for the division, income derived from business acquired and other factors. If this review indicates that intangibles will not be recoverable, as principally determined based on the estimated undiscounted cash flows of the entity over the remaining amortization period, the Company's carrying value of the intangibles is reduced by the estimated shortfall of cash flows.

         INCOME TAXES

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforward and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

         LOSS PER COMMON SHARE

Loss per common share is calculated by dividing net loss by the weighted average common shares outstanding, excluding contingently issuable shares. Contingently issuable shares (950,000 common shares associated with the Escrow Agreement - see Note 3) are considered common stock equivalents and have been excluded from the primary loss share computation since the conditions for their issuance have not been met. The effect of contingently issuable shares on fully diluted loss per common share is antidilutive. Also, stock purchase warrants underlying 710,000 common shares, Directors Stock Options underlying 60,000 common shares, Employee Stock Options underlying 400,000 common shares and other stock options (not issued under either the director or employee plans) underlying 150,000 common shares have been excluded from the primary (loss) earnings per share computation since the conditions for common stock issuance have not been met and their effect on primary and fully diluted loss per common share are made on the same basis.

         REVENUE

The Company has agreements with hospitals for the hospitals' use of mobile cardiac catheterization units and staff, and receives revenue based upon contracted prices. Terms of the agreements vary and range from periods of approximately four months to five years.

Cortex, BIO, KVM and MHR report net patient service revenue at the estimated net realizable amounts from the third-party and others for services rendered. Changes in the estimated reimbursement are reported in operations in the year of settlement.

Essential and Prime have contracts with Health Maintenance Organizations ("HMO") and also receive revenue from fee for service patients.

Sysdacomp and CJH have agreements with hospitals to purchase and support the software that they sell to the hospitals.

         RECLASSIFICATIONS

Certain reclassifications have been made in the 1994 financial statements to conform with the 1995 presentation.

2.       CONTINUING OPERATIONS

The Company's consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company reported net losses of $8,843,343 and $3,563,827 for the years ended December 31, 1995 and 1994, there is a significant negative working capital deficiency at December 31, 1995 and 1994 and negative cash flows from operating activities for the years ended December 31, 1995 and 1994. In addition, at March 17, 1995, the Company was in default on $1.1 million of debt and capital lease obligations for nonpayment of principal and interest.

Under the current circumstances, the Company's ability to continue as a going concern depends on its ability to implement stringent cost controls, increase marketing efforts in forder to increase revenue, to obtain profitable operations through acquisitions and its ability to raise sufficient capital. There can be no assurance that the Company's efforts will be successful. If the Company is unsuccessful in its efforts, it may be unable to meet its obligations, making it necessary to undertake such other actions as may be appropriate to preserve asset values.

3.       ESCROW AGREEMENT

On September 1, 1992, all the shareholders of the Company entered into an escrow agreement whereby an aggregate of 950,000 of the 2,000,000 common shares then outstanding (the Escrow Shares) were placed in escrow, on a pro rata basis commencing on the effective date of the initial public offering (IPO) of the Company's common stock. During 1994, the Company's shareholders approved extending the escrow agreement through 1996. These shareholders will continue to vote the Escrow Shares which shall not be assignable or transferable.

The Escrow Shares will be released to the shareholders only if either of the following conditions are met: (1) the Company's income before income taxes during 1994, 1995 and 1996 exceed certain defined levels. The following number of shares will be released to the shareholders based on the level of the Company's income before income taxes (without giving effect to any changes in earnings resulting from the release of the shares) during each of calendar years 1994, 1995 and 1996, with a maximum of 475,000 shares being released in any such year:
                        IF INCOME
                         BEFORE                      CUMULATIVE
                         INCOME                        NUMBER
                          TAXES                       OF SHARES
                         EXCEEDS                       RELEASED
                      ------------                   ------------
         1996          $2,900,000                       118,750
                        3,200,000                       237,500
                        3,500,000                       475,000

or (2) if the bid price of the common stock exceeds $12.50 at any time prior to December 31, 1996, 475,000 escrow shares will be released to the shareholders. If neither of the foregoing conditions are met for December 31, 1996, all Escrow Shares will be forfeited and contributed to the capital of the Company.

Release of the Escrow Shares is not considered compensatory since all shareholders have placed shares in escrow on a pro rata basis, voting rights are retained, accumulation of dividends during the escrow period is permitted and return of Escrow Shares is not contingent upon or related to future employment or association with the Company. In the event of the Company's future profitability or upon release of the shares from escrow due to an increase in the market price levels of the common stock, the Escrow Shares will be considered in the calculation of earnings per share with appropriate restatement of prior periods.

No shares were released in 1995 and 1994, as the conditions for release were not met.

4.       BUSINESS ACQUIRED

On October 24, 1995, the Company exchanged 827,658 shares of the Company's common stock in exchange for all of the assets and business operations of Essential Care Medical Centers, Inc. ("Essential") and Prime Dental Care, Inc. ("Prime"). The acquisition has been accounted for using the purchase method of accounting and the net assets and results of operations for Essential and Prime are included in the Company's consolidated financial statements from the date of acquisition. The excess of the purchase price over the fair market value was $942,702.

On August 23, 1995, the Company acquired, through a share exchange agreement, Technomed, Inc., a Florida corporation. The Company issued 2,739,003 shares of the Company's common stock in exchange for 7,422,500 shares of Technomed common stock. The acquisition has been accounted for using the purchase method of accounting, and the net assets and results of operations of Technomed are included in the Company's consolidated financial statements from the date of acquisition. The excess of the purchase price over the fair market value of the net assets acquired of approximately $3,961,885 was recognized as goodwill (See
Note 6).

Effective February 15, 1994, the Company acquired substantially all of the assets and liabilities of KVM Rehabilitation, Inc. of Houston, Texas, an original equipment supplier of durable medical equipment, for $300,000 (excluding acquisition costs of $27,000) in cash and 64,240 shares of the Company's common stock, valued at approximately $185,000. As part of the acquisition, the Company acquired the exclusive right and license to a Temporomandibular joint device that is patented under United States Patent No. 4,883,046. Pursuant to a License Agreement, as amended and assigned to the Company, the Company is obligated to pay 5% of the net revenues received by the Company for each device sold and/or rented and any patented attachments sold and/or rented by the Company, with minimum royalties set for the year 1994. The acquisition has been accounted for using the purchase method of accounting, and the net assets and results of operations are included in the Company's consolidated financial statements beginning February 15, 1994. The excess of the aggregate purchase price over the fair market value of the net assets acquired of approximately $291,000 was recognized as an increase in the value of the patent right acquired. KVM was sold in 1995 (see Note 8).

In addition, the Company completed two smaller acquisitions during 1994, BIO in May 1994 and MHR in October 1994. The acquired companies rent continuous passive motion devices to individuals. These two acquisitions were purchased for approximately $208,000 consisting of $59,000 of notes payable and 68,374 shares of the Company's common stock valued at approximately $149,000. The acquisitions have been accounted for using the purchase method of accounting, and the net assets and results of operations are included in the Company's consolidated financial statements from the dates of acquisition. The excess of the aggregate purchase price over the fair market value of the net assets acquired for these acquisitions of approximately $212,000 was recognized as goodwill. Both BIO and MHR were sold during 1995 (see Note 8).

The following unaudited pro forma summary presents the consolidated results of operations as if all acquisitions had occurred on January 1, 1994, after giving effect of certain adjustments, including amortization of goodwill and related income tax effects. The pro forma financial information does not purport to be indicative of the results of operations that would have occurred had the transactions taken place at the beginning of the periods presented or of future results of operations.

                                                  1995                  1994
                                               -----------          -----------
Net Revenue ..........................         $ 5,741,976          $ 5,692,264

Net loss .............................          (9,033,057)          (4,718,887)

Loss per common share ................         $      (.98)         $      (.81)

5.       INVESTMENT IN WESTMARK GROUP HOLDINGS, INC.

In December 1995, the Company acquired a 49% interest in the common stock of Westmark Group Holdings, Inc. for $1,525,000 in cash and notes payable and 200,000 shares of Class B convertible preferred stock with a stated value of $10.00 per share.

Condensed financial information of Westmark Group Holdings, Inc. as of and for the year ended December 31, 1995 is as follows:

ASSETS
Current Assets
  Cash and cash equivalents ...............................        $    311,916
  Mortgage loans held for sale ............................          19,480,029
  Note receivable, Heart Labs .............................             374,222
  Other current assets ....................................              10,206
                                                                   ------------
         Total Current Assets .............................          20,176,373
Property and Equipment, Less Accumulated
Depreciation of $434,411 ..................................             402,654
Investment in Real Estate .................................           2,115,000
Investment in Preferred Stock of Heart Labs ...............           2,000,000
Other Assets, Primarily Goodwill ..........................             816,131
                                                                   ------------
                                                                   $ 25,510,158
                                                                   ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Warehouse Line-of-credit ................................        $ 18,625,866
  Other notes payable and
   convertible debentures .................................             717,818
  Settlement liability ....................................             419,348
  Accounts payable and other
   current liabilities ....................................           2,457,599
                                                                   ------------
         Total Current Liabilities ........................          22,220,631
                                                                   ------------
Total Long-Term Liabilities ...............................           1,698,323
                                                                   ------------
Stockholders' Equity
  Common stock, no par value,
   3,333,333 shares authorized;
2,632,772 shares issued and outstanding ...................          23,165,937
  Additional paid-in capital from
   outstanding options and warrants .......................           1,153,688
  Accumulated (deficit) ...................................         (22,728,421)
                                                                   ------------
                                                                      1,591,204
                                                                   ------------
                                                                   $ 25,510,158
                                                                   ============
Revenues ..................................................        $  3,081,900
Expenses ..................................................          10,569,960
                                                                   ------------
         Net Loss .........................................        $ (7,488,060)
                                                                   ============

The carrying value of the Company's investment exceeded its share of the underlying equity in the net assets of Westmark Group Holdings, Inc. by $2,736,285 at December 31, 1995. This amount is being amortized over 10 years by the straight-line method. Amortization in 1995 was $9,025 and is included as an adjustment to the Company's equity in the earnings of Westmark Group Holdings, Inc.

As of December 31, 1995, the net assets of Westmark Group Holding, Inc. included $2,000,000 of the Class B convertible preferred stock of Heart Labs and a $374,222 note receivable from Heart Labs. The investment in Westmark Group Holdings, Inc. as of December 31, 1995 has been adjusted to eliminate Heart Labs 49% interest in these net assets. A summary of the investment at December 31, 1995 is as follows:

Equity in net assets .......................................        $   717,827
Unamortized excess of purchase price over
  equity in net assets .....................................          2,736,285
Elimination of interest in note receivable .................           (183,369)
Elimination of interest in Heart Labs Class B
  convertible preferred stock ..............................           (980,000)
                                                                    -----------
Investment in Westmark Group Holdings, Inc. ................        $ 2,290,743
                                                                    ===========

6.       WRITE-OFF OF GOODWILL

In connection with the Company's acquisition of Technomed, due to operating losses and estimated shortfalls of cash flows, management believes that the recoverability of goodwill is questionable. Consequently, unamortized goodwill of approximately $3,961,885 has been charged to expense during the year ended December 31, 1995.

Additionally during 1995, unamortized goodwill of $81,312 has been charged to expense as a result of the sale of BIO (see Note 8).

In January 1995, due to its continuing operating losses, management determined that the recoverability of goodwill relating to Cortex was questionable. Consequently, unamortized goodwill of approximately $560,000 has been charged to expense during the year ended December 31, 1994. Cortex was sold in 1995 (see
Note 8).

7.       CUSTOMERS AND CREDIT CONCENTRATION

The Company has a contract with one hospital that accounts for approximately 16% and 20% of revenue in 1995 and 1994, respectively and will expire in February 1997. During 1995 and 1994, the Company derived its revenue primarily in Florida, Texas, Ohio and Pennsylvania. At December 31, 1994, approximately 10% and 9% of accounts receivable was due from Blue Cross and Medicare, respectively.

8.       BUSINESS DISPOSED

In July 1995, the Company settled the lawsuit brought by Thera-Kinetics by selling to TheraKinetics, substantially all of its CPM operations (including KVM, BIO and Acrotronics Rehabilitation Services, Inc.). Consideration for the sale included a note in the amount of $250,000 for the purchase of all medical assets, except accounts receivable, and the assumption of certain equipment leases. The note is currently in default and the Company is pursuing all available legal remedies to enforce the collection of the note. As the leases were not assignable, the Company has recorded a lease obligation and a receivable due from Thera-Kinetics for such leases. A loss on the sale of $554,359 was recognized during the year ended December 31, 1995.

Additionally, during July 1995 the Company sold the assets of Cortex to Neurological Diagnostic Centers, Inc. Consideration for the sale included, but was not limited to, a note in the amount of $25,000. Loss on the sale of $25,938 was recognized during the year ended December 31, 1995, in addition to the goodwill write-off of $560,000 in 1994.

In September 1995, the Company sold the business operations of MHR to Victoria Hawley. Consideration for the sale included, but was not limited to, notes in the approximate amount of $138,000. This figure is netted with an allowance of approximately $57,000 due to contingencies written in the notes. Loss on the sale of $197,529 was recognized during the year ended December 31, 1995.

9.       NOTES PAYABLE AND LONG-TERM DEBT

Notes payable and long-term debt as of December 31, 1995 and 1994 consisted of the following:

                                                                                                          1995               1994
                                                                                                       ----------         ----------
Notes payable, related party:
  Notes payable to officers and directors, noninterest-
   bearing, due on demand ....................................................................            561,046                -0-
  Notes payable to a trust administered by an officer,
   noninterest-bearing, due on demand ........................................................             19,000                -0-
  Notes payable to a trust administered by an officer,
   payable interest only at 12%, with balloon payments
   of $50,000 due in February 1996 and $100,000 due
   in March 1996 .............................................................................            150,000                -0-
  Note payable to a trust administered by an officer,
   principal and interest at 10%, due in April 1996 ..........................................             13,000
  Note payable, net to Westmark Group Holdings, Inc., principal
   and interest at 10%, due in January 1996 (see Note 4) .....................................            190,853                -0-
  Note payable to a stockholder, principal and interest at
   10%, due in March 1996 ....................................................................            253,750                -0-
  Note payable to an affiliated company, principal and
   interest at 10%, due March 1996 ...........................................................             50,000                -0-
  Notes payable to a stockholder, interest payable at
   10%, with balloon payments of $90,000 plus interest due
   in February 1996 and $55,903 plus interest due in
   March 1996 ................................................................................            145,903                -0-

         8% note payable to a former owner of MHR ............................................                                58,737

Notes payable, other:
  Note payable in default at December 31, 1995, principal and interest at 18%, due on demand, collateralized by accounts receivable, leaseholds, chattel paper, general intangibles
   and contract rights .......................................................................            300,000                -0-
  Note payable in default at December 31, 1995, cured
   subsequent to year-end, principal and interest
   at 10%, due on demand .....................................................................             73,811                -0-
  Note payable, noninterest -bearing, due on demand ..........................................             60,000                -0-
  Other ......................................................................................             17,623             16,735
                                                                                                       ----------         ----------
                                                                                                       $1,834,986         $   75,472
                                                                                                       ==========         ==========
Long-term debt, related party:
  Note payable to a stockholder, payable interest only at 12%, with balloon payments ranging for $50,000 to $115,000 due between January 1996 and
   December 1997, convertible to unregistered common stock of Westmark at a price of 50% of the closing bid price on the day preceding the conversion, exchangeable into common stock of Heart Labs on a share-for-
   share basis ...............................................................................         $  415,000         $      -0-

NOTES PAYABLE AND LONG-TERM DEBT
Long-term debt, other:
  Note payable to a bank, payable in monthly installments of $1,420 including interest at the bank's prime rate (8.5% as of December 31, 1995) plus 2%
   balance due in November 2001,
   collateralized by building ................................................................             92,369                -0-
  Note payable, payable in monthly installments of $636 including interest at 12%, balance due in December 1998, collateralized
   by building ...............................................................................             48,895                -0-
  Other ......................................................................................                                23,245

  Note payable in default at December, 1995 and 1994, payable in monthly installments of $589 including interest at 12.172%,
   balance due in July 2004 ..................................................................             38,201             39,112
  $75,000 revolving credit agreement in default at December 31, 1994, repaid
   in 1995, interest at the bank's prime rate plus 2% (10.5% at December 31, 1994)............                -0-             62,500
  9.5% note payable in default at December 31, 1994, assigned in 1995
   as part of sale of MHR ....................................................................                -0-             93,333
  Other ......................................................................................             92,138                -0-
  Capital lease obligations in default .......................................................                -0-            941,046
                                                                                                       ----------         ----------
                                                                                                          686,603          1,159,236
Less current maturities and debt and capital leases in default................................            337,092          1,149,284
                                                                                                       ----------         ----------
                                                                                                       $  349,511         $    9,952
                                                                                                       ==========         ==========

Aggregate maturities required on long-term debt as of December 31, 1995 are as follows:

                        YEAR ENDED
                        DECEMBER 31,           AMOUNT
                        ------------          --------
                         1996                 $337,092
                         1997                  202,965
                         1998                   69,966
                         1999                   18,294
                         2000                   17,457
                         Thereafter             40,829
                                              --------
                                              $686,603
                                              ========
10.      LEASES

         AS LESSEE:
The Company has capital leases for a mobile cardiac catheterization laboratory and other medical equipment with a cost of $1,340,694 and $1,770,830 as of December 31, 1995 and 1994, respectively. Accumulated depreciation on these assets totaled $1,013,295 and $795,659 as of December 31, 1995 and 1994, respectively. In 1995, the Company also has capital leases for medical equipment which it is subleasing to former affiliates under direct-financing leases. The Company's net investment in these subleases is $246,152 as of December 31, 1995. In consideration of entering into the mobile laboratory lease, the Company agreed that the monthly rentals under the lease have priority over any withdrawals of funds, other than regular salaries, by the stockholders of the Company. The Company's service agreements and accounts receivable are collateral under the lease. Additionally, a pre-IPO stockholder has pledged shares in the common stock of the Company and is a guarantor under the lease.

Capital lease obligations in default amounted to $777,205 and $941,046 at December 31, 1995 and 1994, respectively. All such defaults have been cured subsequent to December 31, 1995.

The Company leases one of its premises under an operating lease. The lease expires in June 1999 and requires monthly payments of $3,030. The Company has the option to renew the lease for an additional five years. The Company leases two other premises under month-to-month operating leases.

Future minimum payments, under the capital leases and noncancelable operating leases with terms of one year or more consisted of the following as of December 31, 1995:

YEAR ENDING                                                CAPITAL    OPERATING
DECEMBER 31,                                               LEASES       LEASES
- ------------                                              --------     --------
1996 ...............................................      $712,003      $ 36,366
1997 ...............................................       193,417        36,366
1998 ...............................................        35,889        36,366
1999 ...............................................        21,936        18,183
2000 ...............................................         6,559           -0-
                                                          --------      --------
Total lease payments ...............................       969,804      $127,281
                                                                        ========
Less amounts representing interest .................       105,283
                                                          --------
Present value of net minimum lease payments ........      $864,521
                                                          ========

Rent expense for the years ended December 31, 1995 and 1994 totaled $121,925 and $88,060, respectively.

         AS LESSOR

The Company leases medical equipment to former affiliates accounted for as direct-financing leases. The leases expire in various dates through June 2000.

The following is an analysis of the components of the leases included in accounts receivableother net investment in direct-financing leases as of December 31, 1995.

Total minimum lease payments to be received ...................         $301,769
Less unearned income ..........................................           55,617
                                                                        --------
Net investment in direct-financing leases .....................          246,152
Less current portion of net investment ........................           82,705
                                                                        --------
Long-term net investment ......................................         $163,447
                                                                        ========

Future minimum payments to be received under the direct-financing leases consist of the following as of December 31, 1995:

                   YEAR ENDING
                   DECEMBER 31,               AMOUNT
                   ------------              --------
                      1996                   $108,176
                      1997                    129,134
                      1998                     35,889
                      1999                     21,936
                      2000                      6,634
                                             --------
                                             $301,769
                                             ========

11.      INCOME TAXES

The income tax benefit credit to continuing operations for the years ended December 31, 1995 and 1994 was as follows:

                                                         1995            1994
                                                       --------         ------
         Current:
            Federal ..................................    -0-        $  (59,000)
            State ....................................    -0-               -0-
                                                        -----          --------
                                                          -0-           (59,000)
                                                        -----          --------
         Deferred:
            Federal ..................................    -0-                -0-
            State ....................................    -0-                -0-
                                                        -----
                                                          -0-        $  (59,000)
                                                                       ========

The amounts shown for income taxes for 1994 differ from the amount that would be derived from computing income taxes attributable to operations at the U.S. Federal Statutory tax rates as follows:

                                                               1994
                                                               ----
Tax at U.S. Federal Statutory rates on pretax income .......  (34.0)%
Effect of alternative minimum tax ..........................     --
Excess loss carryforwards ..................................     --
Nontaxable insurance proceeds ..............................     --
State income taxes .........................................   (4.0)
Valuation allowance adjustment .............................   36.0
                                                              -----
Effective income tax rate ..................................   (2.0)%
                                                              =====

At December 31, 1994, the Company had net operating loss carryforwards of $2.7 million that will expire in the years 2008 and 2009. A portion of these net operating loss carryforwards have been used to reduce deferred income taxes which will be reinstated upon utilization of the net operating loss carryforwards. The components of deferred income taxes for the year ended December 31, 1994 is as follows:

        Deferred tax assets:
              Benefit of net operating losses ............   $1,113,000
              Bad debt allowance .........................      307,000
              Difference in basis of goodwill ............      251,000
              Difference in basis of fixed assets ........       49,000
                                                             ----------
                                                              1,720,000

        Valuation allowance ..............................   (1,709,000)
        Deferred tax liabilities:
              Other ......................................      (11,000)
                                                             ----------
                                                             $    -
                                                             ----------

The Company has capital loss carryforwards of approximately $1,002,000 as of December 31, 1995 which expire in 2000. These capital losses can only be deducted against future capital gains of the Company.

As of the date of the report, the Company has not filed its 1994 U.S. federal income tax return. No tax liability is anticipated.

The net change in the valuation allowance for the year ended December 31, 1994 was $1,592,000.

12.      STOCK OPTION AND WARRANT PLANS

The Company has two stock option plans, an Employee Stock Option Plan (Employee
Plan) and a Director Stock Option Plan (Director Plan). The Compensation Committee of the Company's Board of Directors administers and interprets the plans and is authorized to grant options thereunder to all eligible employees of the Company, including officers and directors (whether or not employees) of the Company. The Company intends to grant to each of its outside directors 1,000 shares for each year of service, exercisable at the fair market value of the common stock on the date of the grant. Transactions involving the stock option plans are summarized as follows:
                                                          EMPLOYEE     DIRECTOR
                                                            PLAN         PLAN
                                                          --------      -------
Shares under option:
  Outstanding, January 1, 1994 ......................       30,000       18,000
  Granted ...........................................       30,000        7,000
  Terminated ........................................      (15,000)         -0-
                                                          --------      -------
  Outstanding, December 31, 1994 ....................       45,000       25,000
  Granted ...........................................      110,000       60,000
  Exercised .........................................      (15,000)     (25,000)
  Terminated ........................................      (15,000)     (25,000)
                                                          --------      -------
  Outstanding, December 31, 1995 ....................      125,000       35,000
                                                          ========      =======
Options available to grant at December 31, 1995 .....      275,000       25,000
                                                          ========      =======

                                                      EMPLOYEE         DIRECTOR
                                                        PLAN             PLAN
                                                    ------------      ----------
 Average option price per share:
         At December 31, 1994 ................      $       4.14      $     4.58
         At December 31, 1995 ................             1.825            2.67

Options exercisable:
         At December 31, 1994 ................            35,000          18,000
         At December 31, 1995 ................           125,000          25,000

Average price of options exercised:
         At December 31, 1994 ................              --              --
         At December 31, 1995 ................      $      1.125      $     1.45

During 1995, the Company amended its Director Plan to increase the number of shares available for grant from 20,000 shares to 60,000 shares.

During 1993, the Company granted to three directors options to purchase an aggregate of 150,000 shares of the Company's common stock. These options were not granted in connection with either of the two plans described above. The options are exercisable through April 23, 1998 at an exercise price of $5.00 per share.

The Company also has outstanding warrants to purchase 710,000 common shares as of December 31, 1995 and 1994 at an exercise price varying between $4.44 and $6.50 per share.

Warrants representing 650,000 common shares were granted in connection with the Company's IPO and are exercisable through September 24, 1996. These warrants are redeemable in total by the Company commencing March 24, 1994 (18 months from the effective date of the IPO) at such time as the market price of the common stock has exceeded the warrant exercise price by 20% for a period of 20 consecutive business days. The redemption price is $.01 per warrant upon 30 days' written notice. The warrants may be exercised any time prior to the expiration of the 30-day redemption notice period. During 1995, the Company lowered the exercise price on these warrants from $6.50 to $3.00.

Warrants representing 60,000 common shares are exercisable through May 1, 1996, at a price of $5 per share.

No warrants were granted in 1995 or 1994.

Shares of common stock reserved for future issuance at December 31, 1995 are as follows:

Employee Plan .........................................                  400,000
Director Plan .........................................                   60,000
Other options .........................................                  150,000
Warrants ..............................................                1,360,000
                                                                       ---------
                                                                       1,970,000
                                                                       =========

The shares of common stock reserved for future issuance above do not include any amounts reserved for future conversion of preferred stock.

13.      PROFESSIONAL LIABILITY INSURANCE

The Company maintains its professional liability insurance with an independent commercial insurance company. Professional liability coverage is on a claims-made basis. The Company has not experienced any historical professional liability losses.

14.      MINORITY INTEREST

The minority interest represents the 5% interest of an unrelated third party who purchased a 5% interest of one of the Company's mobile cardiac catheterizations units for $75,000.

15.      RELATED PARTY TRANSACTIONS

During October 1995, the Company issued a Registration Statement issuing an aggregate of 250,000 shares to directors of the Company and certain corporations owned by certain directors.

         JEAN JOHNSTONE

In June 1996, the Company entered into an Agreement with Jean Johnstone, the Company's Chairman of the Board and a director of the Company, whereby among other things, the Company would facilitate, through a third party the purchase of 400,000 shares of the Company's common stock from Ms. Johnstone at the closing bid price per share of the Company's common stock as reported by NASDAQ on the day prior to purchase. If the purchase price is not at least $284,000.71 the Company will issue Johnstone a convertible debenture in an amount equal to the shortfall. The Company has agreed to register the shares underlying the debenture. If a third party purchase cannot be facilitated in 120 days, the Company will repurchase the shares at the price set forth above by issuance of a Senior Promissory Note bearing interest at the rate of 8% per annum, paying interest only, quarterly in arrears, with a balloon payment due June 7, 1997. In addition, the Company purchased 21,000 shares from Ms. Johnstone at the purchase price of $.87 for a total purchase price of $18,270.

The Company also granted Ms. Johnstone a five-year option to purchase 200,000 shares of the Company's common stock at $1.00 per share. The parties executed mutual general releases and Ms. Johnstone resigned as Chairman of the Board and Director of the Company.

In April 1996, the Company issued a check to Ms. Johnstone in the amount of $400,000. This sum was for the following; (i) partial payment for the repurchase of stock, $13,851; (ii) AR Mediquest accrued salary, $33,603; and (iii) repayment of her loan to C.J. Holding/AR/Mediquest, $342,546.

In June 1996, the Company entered into an Agreement with Bradley Ray, as consultant to the Company and the son of Ms. Johnstone whereby, among other things, the Company would facilitate, through a third party the purchase of 300,000 shares of the Company's common stock from Mr. Ray at the closing bid price per share of the Company's common stock as reported by NASDAQ on the day prior to purchase. If the purchase price is not at least $214,285.71, the Company will issue a one-year Convertible Debenture in the amount of the shortfall. The Company has agreed to register the shares underlying the Debenture. If a third party purchase cannot be facilitated in 120 days, the Company will repurchase the shares as the price set forth above by the issuance of a Senior Promissory Note, bearing interest at the rate of 8% per annum, paying interest only, quarterly in arrears, with a balloon payment due June 7, 1997.

In addition, the Company also granted one-year options to purchase 600,000 and 200,000 shares of the Company's common stock at $.34 per share and $.40 per share, respectively. The Company agreed to register the share underlying the options.

The Company also issued Mr. Ray a one-year promissory note in the amount of $700,000 for payment of commissions Mr. Ray earned as a consultant. The Note will be reduced by the difference between the exercise price of the options and the bid price as reported by NASDAQ on the day of exercise.

The parties also executed mutual general releases.

         CONSULTING AGREEMENT

During 1995, the Company incurred professional fees, paid in the form of common stock, $50,000 to a company owned by an officer of the Company.

The Company has an agreement with a consultant to provide certain financial advisory services on a month-to-month basis of $5,000 per month. Such payments are charged to expense as incurred and totaled $59,000 in 1994. This agreement was terminated in 1994.

During 1994, the Company invested $621,000, including principal and interest, in a company in which the former chief executive officer and director of the Company was also a shareholder and director. In 1994, the Company determined that the recovery of this investment was doubtful and charged this amount to expense. In February 1996, the Company received $75,126 as full and final satisfaction of this investment.

16.      LITIGATION AND CONTINGENCIES

In January 1995, Thera-Kinetics, Inc. ("TK"), a competitor of the Company's CPM division filed actions against the Company's wholly owned subsidiary, U.S. BioInnovations, Inc. and three of its employees in the United States District Court for the Eastern District of Virginia-Alexandria Division. The complaint, alleged, among other things, violations by the employees (each of whom was previously employed by TK) of restrictive covenants, tortuous interference by the Company's subsidiary and misappropriation of trade secrets and confidential information. In July 1995, the Company settled the lawsuit with TK by selling substantially all of its Continuous Passive Motion operations to TK. Consideration for the sale included a promissory note for $250,000 and the assumption of approximately $400,000 in equipment leases. As of the date of this report year end, TK had not assumed any of the leases and was in default on its promissory note. The Company currently is seeking all remedies available to enforce the provisions of the settlement agreement.

In December 1995, the Company was named as defendant in a lawsuit which contends that HLOA Diagnostic, Inc., the former name of the Company's neurological testing subsidiary, Cortex Diagnostic Services, Inc. failed to redeem stock purchased by the plaintiff as partial consideration for the purchase of certain assets. The Company contends that the price of the redemption was excessive . The Company has a motion to dismiss pending. In the event that the motion is denied, the Company intends to vigorously defend the lawsuit.

In February 1996, the Company was named as defendant in a lawsuit which alleges default under an equipment lease. The case is presently in the discovery stage.

During June 1996, the Company was advised of its possible delisting from its NASDAQ listing for delinquencies in its filings with the SEC. The Company believes it will retain its listing.

In November 1995, the Company prepared an S-8 Registration Statement to issue 127,200 shares, in which a legal opinion was obtained. It was later discovered by the Company that the registration was never filed. The Company cannot determine what, if any, impact this will have.

17.      COMMITMENTS

         EMPLOYMENT AGREEMENTS

The Company has entered into employment agreements with certain of its employees. These agreements specify, among other things, salary and/or commissions, car allowance, stock incentives and expense reimbursement. The contracts range in length from one year to three years. Future minimum payments committed by the Company under these contracts amounted to $164,230 and $40,625 for the years ended December 31, 1996 and 1997, respectively.


18.      DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

CASH, TRADE ACCOUNTS RECEIVABLE, NOTES RECEIVABLE, EXCESS OF OUTSTANDING CHECKS OVER BANK BALANCE, ACCOUNTS PAYABLE: The carrying amounts approximate fair value because of the short maturity of those instruments.

NOTES PAYABLE AND LONG TERM DEBT: The carrying amounts approximate fair value due to the length of the maturities and the interest rates not being significantly different from the current market rates available to the Company.

The estimated fair values of the Company's financial instruments as of December 31, 1995 and 1994 are as follows:



                                        1995                      1994
                                CARRYING       FAIR       CARRYING       FAIR
                                 AMOUNT       AMOUNT       AMOUNT       AMOUNT
                               ----------   ----------   ----------   ----------
Cash and cash equivalents ..   $   24,431   $   24,431   $  216,348   $  216,348
Trade accounts receivable ..      456,361      456,361      421,311      421,311
Notes receivable ...........      215,981      215,981         --           --
Notes payable ..............    1,834,986    1,834,986       75,472       75,472
Accounts payable ...........      825,090      825,090      659,054      659,054
Long-term debt .............      686,603      686,603    1,224,756    1,224,756
                                                            218,190      218,190

19.      SUBSEQUENT EVENTS

The Company sold 834,500 shares of Series B convertible preferred stock in January through March 1996 at $10 per share in a private placement of its securities to offshore investors under Regulation S. The Company raised $8,345,000 less costs associated with the raise of $1,122,400 for a net of $7,222,600. In 1996, certain of the shares have been converted.

In February 1996, the Company sold 357,143 shares of its common stock to offshore investors in a private placement. Net proceeds to the Company were $357,185.

In March 1996, the Company converted $700,000 of its advances to Westmark Group Holdings, Inc. to 10% convertible preferred stock. Subsequent to year end, the Company advanced Westmark $2,453,000.

In April 1996, the Company acquired 100% of the outstanding common stock of Greenworld Technologies, Inc. ("Greenworld"). Greenworld is the owner of world-wide licensing rights to the Talon RMS product, a product which lowers emergency and operating room temperatures while, at the same time, reducing energy costs. Consideration for the purchase included (1) the funding of 4 lawsuits involving the Talon Refrigerant Management System ("Talon RMS");
(2)issue to seller, ECS International, Inc. ("ECS")50,000 shares of the Company's preferred stock ($250,000 par value) and 100,000 shares of the Company's common stock; (3) provide $100,000 to Greenworld for operating capital; (4) provide up to $300,000 to establish the Talon RMS patent worldwide;
(5) grant ECS options to purchase 900,000 shares of the Company's common stock at $1.50 per share and (6) cancel a bridge loan note in the amount of $100,000

In addition, the Company agrees that once Greenworld gross sales exceeded $100,000,000, it would transfer 51% of Greenworld back to ECS and distribute the other 49% to its shareholders as a dividend.

In May 1996, the Company acquired the assets and business operations of Donn Wells, M.D. healthcare clinic. Consideration for the sale included the issuance of 256,293 shares of the Company's common stock.

Subsequent to year end, the Company entered into an agreement to purchase medical equipment aggregating $756,000.

In May and June 1996, the Company started up three healthcare clinics in the South Florida area and one on the west coast of Florida.

In June 1996, the Company was informed by certain shareholders of a subsidiary that the purchase agreement had been breached. The Company is presently discussing these assertions and does not believe there will be any material adverse impact on the Company's financial condition.


20.      PREFERRED STOCK

In connection with the December 1995 investment in Westmark, the Company issued 200,000 shares of Series B Convertible Preferred Stock ("Series B Preferred Stock") which accrue dividends at a rate of 7% per annum. The shares of Series B Preferred Stock are convertible, at the option of the holder, for a period of ten years from the date of issuance, exercisable by giving written notice to the Company not less than thirty days prior to such conversion date into shares of common stock at a price which is fixed at an average of the bid and ask price as listed by NASDAQ for the thirty days prior to the conversion date.

The Company has the right, in its sole discretion, upon receipt of a notice of conversion, or earlier without receipt of any notice of conversion, to redeem, in whole or in part any shares of Series B Preferred Stock submitted for conversion, immediately prior to conversion, or otherwise outstanding and subject to a right of conversion. The redemption payment per share for each redemption of the Series B Preferred Stock shall be at a stated value of $10.00 per share. If less than all of the outstanding shares of the Series B Preferred Stock are redeemed at any time, then the shares of Series B Preferred Stock held by such holder, subject to such adjustment as may be equitably determined by the Company in order to avoid the redemption of fractional shares.

In connection with the August 1993 acquisition of Cortex, the Company issued 668,280 shares of Series A Convertible Preferred Stock which accrues dividends at a rate of 7% per annum. The preferred stock is subject to mandatory redemption on three redemption dates (March 31, 1994, 1995 and 1996) contingent upon Cortex achieving a specified amount of income before income taxes. 222,760 shares of the outstanding preferred stock was redeemed in 1994 for $192,000 and recorded as additional goodwill. In 1995, Cortex did not meet the necessary earnings criteria and no redemption payment was made. The company is currently in negotiations with the former owners of Cortex regarding the 1995 and 1996 dividend payments.

In February 1996, pursuant to a Regulation S agreement the Company issued a total of 834,500 shares of Company's 7% Series C Convertible Preferred Stock with a stated value of $10 per share. The preferred shares are convertible at the lesser of (1) 75% of the closing bid at date of closing or (2) 65% of the 5 trading day average bid immediately preceding the date of conversion.

                                   SIGNATURES

        In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           HEART LABS OF AMERICA, INC.

                            /s/ NORMAN J. BIRMINGHAM
                              Norman J. Birmingham
                                    President

        In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

June 28, 1996                  /s/ NORMAN J. BIRMINGHAM
                                   Norman J. Birmingham
                                   President, Chief Executive Officer & Director

June 28, 1996                  /s/ EDWIN F. RUSSO
                                   Edwin F. Russo
                                   Director

June 28, 1996                  /s/ HARRY KOBRIN
                                   Harry Kobrin
                                   Director

June 28, 1996                  /s/ DAWN M. DRELLA
                                   Dawn M. Drella
                                   Chief Financial Officer