Form 10QSB
period 1996-06-30
HEART LABS OF AMERICA INC /FL/
filed 1996-08-14
CIK 887904

Form 10-QSB

                    U.S. Securities and Exchange Commission
                             Washington, D.C. 20549



      [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996

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

                                 (561)737-2227
                          (Issuer's telephone number)


      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 20,199,511 shares of common stock, no par value, were outstanding as of August 13, 1996.

                          HEART LABS OF AMERICA, INC.

                      10-QSB- QUARTER ENDED JUNE 30, 1996

                                     INDEX

FORM 10-QSB  FORM 10-QSB       FORM 10-QSB
PART NO.     ITEM NO.          DESCRIPTION                                      PAGE NO.
I.                            FINANCIAL INFORMATION

            1.                Financial Statements

                        -     Condensed Consolidated Balance
                              Sheet as of June 30, 1996                             3

                        -     Condensed Consolidated Statements of Operations
                              and Accumulated Deficit for the Six
                              Months Ended June 30, 1996 and 1995.                  4

                        -     Condensed Consolidated Statements of Cash
                              Flows for the Six Months Ended June 30, 1996
                              and 1995.                                             5

                      Condensed Consolidated Statements of
                      Operations for the Three Months ended
                            June 30, 1996 and 1995 7

                        -     Notes to Condensed Consolidated Financial
                              Statements                                            8

            2.                Management's Discussion and Analysis
                              or Plan of Operations                                11

II.                           OTHER INFORMATION

                              1.  Legal Information                                13
                              2.  Changes in Securities                            14
                              3.  Default Upon Senior Securities                   14
                              4.  Submission of Matters to a Vote of Security
                                   Holders                                         14
                              5.  Other Information                                14

                              Signatures

                          HEART LABS OF AMERICA, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET

                                                                      June 30,
                                                                       1996
Assets                                                              (unaudited)
                                                                    -----------
Current Assets:
         Cash ..................................................        386,498
         Trade accounts receivable, net of allowance ...........        568,256
              for doubtful accounts of $18,692
         Notes receivable ......................................      1,832,749
         Inventory .............................................         37,273
         Income tax receivable .................................         80,198
         Prepaid expenses and other current assets .............      1,119,827
                                                                    -----------
Total current assets ...........................................      4,024,801

Property & Equipment:
         Mobile cardiac catheterization laboratories
              and medical equipment ............................      2,908,443
         Building ..............................................        564,266
         Furniture and office equipment and other assets .......      1,310,487
                                                                    -----------
                                                                      4,783,196
         Less:  accumulated depreciation and amortization ......     (2,861,964)
                                                                    -----------
                                                                      1,921,232
Other Assets:
         Notes receivable ......................................         72,444
         Investment in Westmark Group Holdings, Inc. ...........      2,855,365
         Goodwill, net .........................................      1,438,440
         Other assets ..........................................        255,999
                                                                    -----------
                                                                      4,622,248
                                                                    -----------
Total assets ...................................................     10,568,281
                                                                    ===========
Liabilities and Shareholders' Equity

Current liabilities:
         Accounts payable ......................................        373,359
         Accrued liabilities ...................................        261,603
         Dividends payable .....................................         44,957
         Stock payable .........................................        325,000
         Current portion of long term debt .....................      1,427,572
         Current portion of capital lease obligations ..........        449,358
                                                                    -----------
Total current liabilities ......................................      2,881,849

Long term liabilities:
         Long-term debt, net of current portion ................        157,566
         Capital lease obligations, net of current portion .....         95,546
         Minority interest .....................................         15,588
                                                                    -----------
         Total long term liabilities ...........................        268,700

Shareholders' equity:
         Preferred Stock--Series B, $10 stated value ...........      1,020,000
         Preferred Stock--Series C, $10 stated value ...........      3,932,900
         Common Stock, no par value, authorized 20,000,000 .....     16,466,861
              shares; issued and outstanding 19,499,885
         Accumulated deficit ...................................    (14,002,029)
                                                                    -----------
Total shareholders' equity .....................................      7,417,732
                                                                    -----------
Total liabilities and shareholders' equity .....................     10,568,281
                                                                    ===========

                                                           Six Months Ended
                                                               June 30,
                                                             (Unaudited)
                                                          1996          1995
                                                      -----------    ----------
Revenue:
           Revenue from operations ................     1,601,629     2,726,226
           Interest income ........................        67,282         3,915
                                                      -----------    ----------
                     Total revenue ................     1,668,911     2,730,141

Expenses:
           Cost of services .......................       776,754     1,720,837
           General and administrative expenses ....     2,199,149     1,343,968
           Depreciation and amortization ..........       498,637       502,362
           Interest expense .......................       134,742       134,103
                                                      -----------    ----------
                     Total expenses ...............     3,609,282     3,701,270

Other expenses:
           Other loss .............................      (187,792)         --
           Loss on sale of equipment ..............        (3,441)      (16,074)
                                                      -----------    ----------
                     Total other expenses .........      (191,233)      (16,074)

Net loss ..........................................    (2,131,604)     (987,203)

(Accumulated deficit)-beginning of year ...........   (11,870,425)   (3,027,082)

Dividends declared:
   Preferred stock ($.06 per share in 1995) ......           --         (29,364)
                                                      -----------    ----------
 (Accumulated deficit)-June 30, 1996 ..............   (14,002,029)   (4,043,649)
                                                      ===========    ==========
Loss per common share .............................         (0.18)        (0.45)
                                                      ===========    ==========
Weighted average common shares outstanding,
     excluding contingently issuable shares .......    12,012,296     2,197,425
                                                      ===========    ==========

                                                            SIX MONTHS ENDED
                                                                JUNE 30
                                                              (UNAUDITED)
                                                          1996           1995
                                                       -----------    ---------
Operating activities:
Net loss ............................................   (2,131,604)    (987,203)
Adjustments to reconcile net loss to net cash
used in operating activities:
       Depreciation and amortization ................      498,637      502,362
        Minority Interest ...........................      (16,292)      (3,026)
         Changes in assets and liabilities:
          Trade accounts receivable .................      134,257     (512,186)
          Inventory .................................      (22,243)      43,740
          Income tax receivable .....................         --         57,118
          Prepaid expenses and other current assets .     (363,390)     (13,521)
          Other assets ..............................     (181,482)      (6,051)
          Accounts payable ..........................     (451,731)     472,251
          Accrued liabilities .......................     (119,168)       9,331
                                                       -----------    ---------
           Net cash used in operating activities ....   (2,653,016)    (437,185)

Investing activities
Issuance of notes receivable ........................   (2,389,212)        --
Purchase of goodwill ................................     (364,402)      (2,395)
Purchase of Donn Wells, MD ..........................      (75,000)        --
Loss in equity of investment ........................      181,480         --
Purchase of property and equipment ..................     (208,127)    (159,120)
                                                       -----------    ---------
            Net cash used in investing activities ...   (2,855,261)    (161,515)

Financing activities
Payment of note payable .............................     (183,369)        --
Issuance of common stock ............................    3,773,128       45,654
Issuance of preferred stock .........................    3,932,900         --
Stock payable .......................................      325,000         --
Payments of capital lease obligations ...............     (340,864)    (369,171)
Proceeds from note payable ..........................         --        759,092
Payments of long term debt ..........................   (1,636,451)     (46,602)
                                                       -----------    ---------
            Net cash provided by financing activities    5,870,344      388,973

Net increase (decrease) in cash .....................      362,067     (209,727)
Cash at the beginning of period .....................       24,431      216,348
                                                       -----------    ---------
Cash at the end of period ...........................      386,498        6,621
                                                       ===========    =========
Supplemental information:

Interest paid .......................................  $   122,029    $  44,131
                                                       ===========    =========

                          HEART LABS OF AMERICA, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

Supplemental disclosure of non-cash investing and financing activities:

In June 1996, the Company issued a promissory note in the amount of $700,000 for commissions related to future acquisitions. The $700,000 has been recorded in prepaid expenses and other current assets.

Noncash aspects of the acquisition of
Donn Wells, M.D. medical center
   Fair value of assets acquired                                      48,448

   Fair value of common stock
   issued at acquisition                                             175,000

   Cash paid at acquisition                                           75,000


Assets acquired and related obligations incurred
in connection with capital lease obligations                          21,247


During the 1st quarter of 1996, the Company converted $700,000 of its advances to+A56 Westmark Group Holdings, Inc. to Westmark
Group Holdings, Inc. preferred stock.

                           HEART LABS OF AMERICA, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                        Three Months Ended
                                                             June 30,
                                                            (Unaudited)

                                                        1996          1995
                                                   ------------     -----------
Revenue:
    Revenue from operations ...................    $    840,844     $ 1,388,517
    Interest income ...........................          52,306            --
                                                   ------------     -----------
           Total revenue ......................         893,150     $ 1,388,517

Expenses:
    Cost of services ..........................         449,646         902,381
    General and administrative expenses .......       1,214,753         738,489
    Depreciation and amortization .............         278,561         261,253
    Interest expense ..........................          49,714          93,665
                                                   ------------     -----------
           Total expenses .....................       1,992,674       1,995,788

Other expenses:
     Other loss ...............................         (34,383)              0
     Loss on sale of equipment ................               0         (16,074)
                                                   ------------     -----------
           Total other expenses ...............         (34,383)        (16,074)

Net loss ......................................      (1,133,907)       (623,345)
                                                   ============     ===========
Loss per common share .........................           (0.08)          (0.28)
                                                   ============     ===========
Weighted average common shares outstanding,
   excluding contigently issuable shares ......      14,405,548       2,208,654
                                                   ============     ===========

                          HEART LABS OF AMERICA, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 JUNE 30, 1996
                                  (UNAUDITED)

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

Loss per Common Share

Loss per common share is calculated by dividing net loss by the weighted average common shares outstanding, excluding contingently issuable shares. Contingently issuable shares, are considered common stock equivalents and have been excluded from the primarily loss per share computation since the conditions for their issuance have not been met. The effect of contingently issuable shares on fully diluted earnings per common share is anti-dilutive. Also, stock purchase warrants underlying 710,000 common shares, Directors stock options underlying 60,000 shares, employee stock options underlying 400,000 common shares and other stock options underlying 150,000 common shares have been excluded from the primary earnings per share computation since the conditions from common stock issuance have not been met and their effect on fully diluted earnings per common share is anti-dilutive.

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

Note 4 - Stock Transactions

During the first and second quarter of 1996, the Company sold 834,500 shares of it's Series C convertible preferred stock for $10 per share in a private placement of its securities to offshore investors under Regulation S. The Company raised $8,345,000 less costs associated with the raise of $1,122,400 for a net of $7,222,600. During the 1st and 2nd quarter, 760,500 shares were presented for conversion. The conversion of the 760,500 shares required that 20,269,674 common shares be issued. To date, the Company has issued 9,602,763 common shares, with 10,666,911 common shares remain to be issued. Due to insufficient authorized shares, the Company was unable to issue all of the common shares necessary to fulfill the terms of the conversion. The Company intends to increase the authorized number of common shares by shareholder vote at the Company's annual shareholder's meeting, however no assurances can be placed on the shareholders approving the increase in the authorized common stock.

In February 1996, the company sold 357,143 shares of its common stock to offshore investors in a private placement. Net proceeds to the Company were $357,185.

In March 1996, the Company converted $700,000 of its advances to Westmark Group Holdings, Inc. to 200,000 shares of Westmark's Series C Preferred Stock.

Note 5 - Business Acquisitions/Dispositions

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

In July 1996, the Company sold Greenworld Technologies, Inc. to GTB Company, a company whose president was the former general counsel to the Company. Consideration for the sale included (a) a note payable to the Company in the amount of $380,000; (b) the forgiveness of a $700,000 promissory note owed by the Company pursuant to an Agreement signed in June 1996 (See Part II. Other Information), to Bradley T. Ray, a former consultant to the Company and (c) a royalty of 7% of the gross sales of Greenworld Technologies, Inc. for a period of two years, and 5% of the gross sales of Greenworld Technologies, Inc. for an additional three years.

In May 1996, the Company acquired the assets and business operations of Donn Wells, M.D. medical center. Consideration for the sale included $75,000 in cash and the issuance of 256,293 shares of the Company's common stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

GENERAL

      During 1995, the Company principally derived its revenues from its mobile cardiac catheterization and its Continuous Passive Motion ("CPM") operations. The acquisitions of Technomed expanded the Company's medical services to include managed care medical centers ("medical centers") and management information systems and hospital information systems.

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND JUNE 30, 1995

      Total revenues decreased 39% to $1,668,911 for the six months ended June 30, 1996 from $2,730,141 for the six months ended June 30, 1995. The decrease is attributable to a loss in revenue from the sale of the CPM and Neurological testing divisions in 1995. For the six months ended June 30, 1995, the CPM and Neurological testing divisions accounted for 77% or approximately $2,099,000 of revenue from operations. The decrease in revenue from the CPM and Neurological testing divisions is partially offset by the additional revenue generated by the medical centers and the HIS/MIS operations, $961,208 for the six months ended June 30, 1996.

      Cost of Services, which includes medical supplies, technical and sales personnel salaries and benefits and other expenses directly associated with the Company's services decreased to $776,754, 48% of revenue from operations, from $1,720,837, 63% of revenue from operations, for the six months ended June 30, 1996 and 1995, respectively. The decrease is due to the sale of the CPM division in 1995. The CPM division was labor intensive and was marketed by a salaried sales force, thus increasing cost of services.

      General and Administrative expenses increased 63% to $2,199,149 for the six months ended June 30, 1996 principally as a result of an increase in professional fees of $362,024 which accounted for 42% of the total increase in general and administrative expense. The professional fee increase is principally due to various consulting agreements.


COMPARISON OF THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 1996 AND JUNE 30, 1995.

      Total revenues decreased 36% to $893,150 for the three months ended June 30, 1996 from $1,388,517 for the three months ended June 30, 1995, principally as a result of the loss in revenue from the sale of the CPM and Neurological testing divisions in 1995. The decrease in revenue from the CPM and Neurological testing division is offset by the increase of $493,955 from the medical centers and from the HIS/MIS operations.

      Cost of Services, which includes medical supplies, technical and sales personnel salaries and benefits and other expenses directly associated with the Company's services decreased to $449,646, 53% of revenue from operations, from $902,381, 64% of revenue from operations, for the three months ended June 30, 1996 and 1995, respectively. This decrease is due to the sale of the CPM division in 1995. The CPM division was labor intensive and was marketed by a salaried sales force, thus increasing cost of services.

LIQUIDITY AND CAPITAL RESOURCES

      The Company had a working capital surplus of $1,142,952 at June 30, 1996 compared to working capital deficit of $1,631,056 at June 30, 1995. This surplus is the result of the Company selling, during the first quarter of 1996, 834,500 shares of it's Series C Convertible Preferred Stock for $10 per share. The Company raised $8,345,000 less costs associated with the raise of $1,122,400.

      During the first and second quarter of 1996, the Company advanced Westmark an aggregate of $2,428,593 in the form of advances and one-year promissory notes. In the first quarter of 1996, the Company converted $700,000 of its advances into 200,000 shares of Westmark Group Holdings, Inc.
Series C preferred stock.

      In May 1996, the Company purchased the assets and business operations of Donn Wells, MD medical center located in Fort Lauderdale, Florida. Consideration for the sale included $75,000 in cash and 256,293 shares of the Company's common stock.

      During the second quarter of 1996, the Company opened four medical centers, three located in Broward and Dade Counties and the other located in Port Charlotte, Florida.

      The Company's ability to continue as a going concern continues to depend upon its ability to obtain profitable operations, realize its investment in Westmark Group Holdings, Inc. ("Westmark") and reduce corporate overhead. If the Company is unsuccessful in its efforts, it may be unable to meet its obligations and will be required to sell some of its assets or businesses to meet its obligations and may not be able to continue its operations without seeking protection from its creditors under the bankruptcy laws.

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

      In April 1996, suit was filed in the Court of Common Pleas for Somerset, Pennsylvania against the Company alleging default and conversion under an equipment lease guarantee relating to its former subsidiary, BioInnovations. Damages are requested in excess of $25,000, including attorney fees and costs. In July 1996, this suit was settled.

      In August 1996, suit was filed in Circuit Court of Broward County, Florida against the Company seeking approximately $36,000 for past services. The Company is currently reviewing the suit and what action it will take.

ITEM 2 CHANGES IN SECURITIES

                                      NONE


ITEM 3 DEFAULTS UPON SENIOR SECURITIES

                                      NONE

ITEM 4 SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

                                      NONE

ITEM 5 OTHER INFORMATION


ESSENTIAL CARE MEDICAL CENTERS, INC. AND PRIME DENTAL CARE, INC.

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

      The Company is presently negotiating with the Prior Holders to rescind the transaction. The Company does not believe that such recession will have a material adverse impact on the Company's financial condition.

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

      In the first and second quarter of 1996 the Company provided Westmark with additional financing in an aggregate amount of $2,428,593 to be used for Westmark's operations and financing activities. The financing was to be provided in the form of short-term advances which the Company may, at its option, convert to equity. As of this date, $700,000 of the loan amounts have been converted to 200,000 shares of Westmark's Series C Preferred Stock .

REGULATION S OFFERING

      In fiscal 1996, the Company sold an aggregate of 834,500 shares of Series C preferred stock (the "Preferred") and 357,143 shares of common stock pursuant to Regulation S Offerings for gross proceeds in aggregate amount of $8,845,000 (net $7,579,785). The Preferred Stock is convertible into shares of the Company's common stock at the lesser of (i) 75% of the closing bid price of the Company's common stock, as reported by NASDAQ on the date of the closing of the Regulation S Offering or (ii) 65% of the average closing bid price for the five trading days immediately preceding the date of conversion. (During the first and second quarter the bid price of the Company's common stock fell and the Company received notices to convert 760,500 shares of Preferred Stock in an aggregate of 20,259,674 shares of common stock.) Although , the Company does not have an adequate number of shares authorized to effectuate the conversion, it has negotiated a mutually agreeable solution with the Regulation S subscribers whereby it will issue the remaining authorized shares to the Regulation S subscribers, pro rata, and seek shareholder approval to increase the number of authorized shares of common in order to issue the balance of the converted shares. Since the Regulation S subscribers have not waived any legal remedies they may have, the Company may be subject to a lawsuit which if not resolved to the Company's benefit, could materially impact the Company's financial condition.

JEAN JOHNSTONE AGREEMENT

      In June 1996, the Company entered into an Agreement with Jean Johnstone, the Company's Chairman of the Board and a director of the Company, whereby among other things, the Company would facilitate, through a third party the purchase of 400,000 shares of the Company's common stock from Ms. Johnstone at the closing bid price per share of the Company's common stock as reported by NASDAQ on the day prior to purchase. If the purchase price is not at least $284,000.71 the Company will issue Johnstone a convertible debenture in an amount equal to the shortfall. The Company has agreed to register the shares underlying the debenture. If a third party purchase cannot be facilitated in 120 days, the Company will repurchase the shares at a price set forth above by issuance of a Senior

 Promissory Note bearing interest at the rate of 8% per annum, paying interest only, quarterly inarrears, with a balloon payment due June 7, 1997. In addition, the Company purchased 21,000 shares from Ms. Johnstone at the purchase price of $.87 for a total purchase price of $18,270.

      The Company also granted Ms. Johnstone a five-year option to purchase 200,000 shares of the Company's common stock at $1.00 per share. The parties executed mutual general releases and Ms. Johnstone resigned as Chairman of the Board and as a Director of the Company.

      In April 1996, the Company issued a check to Ms. Johnstone in the amount of $400,000. This sum was for the following: (I) partial payment for the repurchase of stock, $13,851; (ii) A/R Mediquest accrued salary $33,603; and
(iii) repayment of her loan to C.J. Holding dba A/R Mediquest, $352,546.

BRADLEY T. RAY AGREEMENT

      In June 1996, the Company entered into an Agreement with Bradley Ray, as consultant to the Company and the son of Ms. Johnstone whereby, among other things, the Company would facilitate, through a third party the purchase of 300,000 shares of the Company's common stock from Mr. Ray at the closing bid price per share of the Company's common stock as reported by NASDAQ on the day prior to purchase. If the purchase price is not at least $214,285.71, the Company will issue a one-year Convertible Debenture in the amount of the shortfall. The Company has agreed to register the shares underlying the Debenture. If a third party purchase cannot be facilitated in 120 days, the Company will repurchase the shares as the price set forth above by the issuance of a Senior Promissory Note, bearing interest at the rate of 8% per annum, paying interest only, quarterly in arrears, with a balloon payment due in June 7, 1997.

      In addition, the Company also granted one-year options to purchase 600,000 and 200,000 shares of the Company's common stock at $.34 per share and $.40 per share respectively. The Company agreed to register the shares underlying the options.

      The Company also issued Mr. Ray a one-year promissory note in the amount of $700,000 for payment of commissions Mr. Ray earned as a consultant. The Note will be reduced by the difference between the exercise price of the options and the bid price as reported by NASDAQ on the day of exercise.

      The parties also executed mutual general releases.

      In June 1996, the Company entered into a 50-month consulting agreement with Mr. Ray for a monthly consulting fee of $5,713 per month. In July 1996, the Company issued Mr. Ray 450,000 shares of the Company's common stock which was registered with the Securities and Exchange Commission on Form S-8. The 450,000 shares are considered partial payment of Mr. Ray's contract and was issued in lieu of cash due to the Company's cash restrictions.

DISPOSITION OF GREENWORLD

In July 1996, the Company sold its investment in Greenworld Technologies, Inc. to GTB Company, a company whose president was the Company former general counsel. Consideration for the sale included (a) a note payable to the Company in the amount of $380,000; (b) the forgiveness of a $700,000 promissory note owed by the Company to Mr. Bradley T. Ray, a former consultant to the Company pursuant to an Agreement dated in June 1996 and (c) a royalty of 7% on the gross sales of Greenworld Technologies, Inc. for a period of two years and 5% on the gross sales of Greenworld Technologies, Inc. for an additional three years.

COMMON STOCK

During the third quarter 199,511 common shares over the authorized amount were incorrectly issued. The Company has canceled 475,000 shares issued pursuant to an Escrow Agreement with the original shareholders of the Company. The cancellation of these shares will bring the outstanding shares under the authorized amount.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

A.    Exhibits
      -None

B. The Company filed a Form 8-K/A, (Event of October 24, 1995), reporting (Item 2. Acquisition or Disposition of Assets) the acquisition of Essential Care Medical Centers, Inc. and Prime Dental Care, Inc.

C. The Company filed a Form 8-K/A, (Event of August 23, 1995), reporting (Item 2. Acquisition of Disposition of Assets) the acquisition of Technomed, Inc.

                                   SIGNATURES

      In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           HEART LABS OF AMERICA, INC.
                                  (Registrant)

August 13, 1996                By:   /s/  Harry Kobrin
(Date)                         Harry Kobrin, Executive Vice President & Director


August 13, 1996                By:   /s/ Dawn M. Drella
(Date)                         Dawn M. Drella, Chief Financial Officer