Form 10QSB
period 1996-09-30
HEART LABS OF AMERICA INC /FL/
filed 1996-11-14
CIK 887904

Form 10-QSB

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549



        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the quarterly period ended September 30, 1996

        [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from _____________to_____________

                         Commission file number 0-20356

                       MEDICAL INDUSTRIES OF AMERICA, INC.
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

                           HEART LABS OF AMERICA, INC.
                                  (Former Name)

        Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days.Yes [X] No [ ]

        State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,024,958 shares of common stock, no par value, were outstanding as of November 10, 1996.

                       MEDICAL INDUSTRIES OF AMERICA, INC.

                    10-QSB- QUARTER ENDED SEPTEMBER 30, 1996

                                      INDEX

FORM 10-QSB    FORM 10-QSB          FORM 10-QSB
PART NO.       ITEM NO.             DESCRIPTION                                    PAGE NO.

I.                                  FINANCIAL INFORMATION

               1.                   Financial Statements

                             -      Condensed Consolidated Balance
                                    Sheet as of September 30, 1996                     3

                             -      Condensed Consolidated Statements of Operations
                                    and Accumulated Deficit for the Nine
                                    Months Ended September 30, 1996 and 1995           4

                             -      Condensed Consolidated Statements of Cash
                                    Flows for the Nine Months Ended September 30, 1996
                                    and 1995                                           5

                                    Condensed Consolidated Statements of
                                    Operations for the Three Months ended
                                    September 30, 1996 and 1995                        7

                             -      Notes to Condensed Consolidated Financial
                                    Statements                                         8

               2.                   Management's Discussion and Analysis
                                    or Plan of Operations                              10

II.                                 OTHER INFORMATION

                                    1.  Legal Information                              12
                                    2. Changes in Securities                           14
                                    3.  Default Upon Senior Securities                 14
                                    4.  Submission of Matters to a Vote of Security
                                         Holders                                       14
                                    5.  Other Information                              14

                                    Signatures

                       MEDICAL INDUSTRIES OF AMERICA, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET

                                                                  September 30,
                                                                       1996
                                                                    -----------
ASSETS                                                              (Unaudited)
Current assets:
        Cash ...................................................         99,827
        Trade accounts receivable, net of allowance
            for doubtful accounts of $19,446 ...................        425,232
        Notes receivable .......................................      2,169,556
        Inventory ..............................................         17,187
        Income tax receivable ..................................         80,198
        Prepaid expenses and other current assets ..............        700,370
                                                                    -----------
                          Total current assets .................      3,492,370

Property & equipment
        Mobile cardiac catheterization laboratories
           and medical equipment ...............................      2,915,502
        Building ...............................................        564,266
        Furniture and office equipment and other assets ........      1,298,647
        Less:  accumulated depreciation and amortization .......     (2,988,718)
                                                                    -----------
                                 Total property and equipment ..      1,789,697

Other assets:
        Notes receivable, net of current portion ...............         68,471
        Investment in Westmark Group Holdings, Inc. ............      2,636,733
        Goodwill, net ..........................................      1,062,788
        Other assets ...........................................        172,930
                                                                    -----------
                           Total other assets ..................      3,940,922

Total assets ...................................................      9,222,989
                                                                    ===========
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
        Accounts payable .......................................        579,487
        Accrued liabilities ....................................        413,365
        Dividends payable ......................................        105,000
        Current portion of long term debt ......................        729,321
        Current portion of capital lease obligations ...........        412,815
                                                                    -----------
                       Total current liabilities ...............      2,239,988

Long term liabilities:
        Long-term debt, net of current portion .................        159,857
        Capital lease obligations, net of current portion ......         88,725
        Minority interest ......................................          7,041
                                 Total long term liabilities ...        255,623

Shareholders' equity:
        Preferred Stock-Series B, $10 stated value .............      1,020,000
        Preferred Stock-Series C, $10 stated value .............      3,932,900
        Common Stock, no par value, authorized 8,000,000 .......     16,810,973
           shares; issued and outstanding 1,009,976
        Less: Treasury Stock (3,750 shares at stated value) ....       (159,375)
        Accumulated deficit ....................................    (14,877,120)
                                                                    -----------
                                 Total shareholders' equity ....      6,727,378
                                                                    -----------
Total liabilities and shareholders' equity .....................      9,222,989
                                                                    ===========

                            See accompanying notes

                       MEDICAL INDUSTRIES OF AMERICA, INC.
     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT

                                                                                                        Nine Months Ended
                                                                                                            September 30,
                                                                                                             (Unaudited)
                                                                                                    1996                     1995
                                                                                                 -----------             ----------
Revenue:
         Revenue from operations ....................................................              2,031,240              3,918,862
         Interest income ............................................................                114,609                  3,946
                                                                                                 -----------             ----------
                            Total revenue ...........................................              2,145,849              3,922,808

Expenses:
         Cost of services ...........................................................              1,275,755              2,540,676
         General and administrative expenses ........................................              2,856,677              2,073,978
         Depreciation and amortization ..............................................                746,306                699,887
         Interest expense ...........................................................                143,951                163,269
                                                                                                 -----------             ----------
                            Total expenses ..........................................              5,022,689              5,477,810

Other income & expenses:
         Other income ...............................................................                333,721                      0
         Loss from Westmark Group Holdings, Inc. ....................................               (331,481)                     0
         Gain (loss) on sale of equipment ...........................................                  6,559               (691,547)
                            Total other income & (expenses) .........................                  8,799               (691,547)

Net loss ............................................................................             (2,868,041)            (2,246,549)

(Accumulated deficit) beginning of year .............................................            (11,870,425)            (3,027,082)

Dividends declared: .................................................................               (138,654)               (29,364)
                                                                                                 -----------             ----------
  Preferred stock ($.06 per share in 1995)

(Accumulated deficit) - September 30, 1996 ..........................................            (14,877,120)            (5,302,995)
                                                                                                 ===========             ==========



Loss per common share ...............................................................                  (3.89)                (18.87)
                                                                                                 ===========             ==========

Weighted average common shares outstanding,
  excluding contingently issuable shares, after
  giving effect to a 1 for 20 reverse stock split ...................................                736,648                119,048
                                                                                                 ===========             ==========

                              See accompanying notes

                         MEDICAL INDUSTRIES OF AMERICA,
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                                        Nine Months Ended
                                                                                                           September 30
                                                                                                            (Unaudited)
                                                                                                   1996                     1995
                                                                                               -----------              -----------
Operating activities:
Net loss .........................................................................              (2,868,041)              (2,246,549)
Adjustments to reconcile net loss to net cash
  used in operating activities:
        Depreciation and amortization ............................................                 746,306                  699,887
        Minority Interest ........................................................                 (24,839)                  (6,524)
        Write off of goodwill ....................................................                       0                  209,796
        Write off of patent ......................................................                       0                  205,472
        Changes in assets and liabilities:
               Trade accounts receivable .........................................                 277,281                 (123,442)
               Inventory .........................................................                  (2,157)                  44,738
               Income tax receivable .............................................                    --                     57,118
               Prepaid expenses and other current assets .........................                (643,933)                 (63,345)
               Other assets ......................................................                 (98,413)                   6,083
               Accounts payable ..................................................                (245,603)                 175,733
               Accrued liabilities ...............................................                 (12,363)                 647,186
                                                                                               -----------              -----------
        Net cash used in operating activities ....................................              (2,871,762)                (393,847)

Investing activities:
Issuance of notes receivable .....................................................              (2,022,046)                (370,572)
Purchase of goodwill .............................................................                (219,052)                       0
Conversion of advance into equity ................................................                (700,000)                       0
Loss in equity of investment .....................................................                 331,480                        0
Purchase of property and equipment ...............................................                (296,574)              (3,141,378)
Sale of property and equipment ...................................................                       0                  472,131
                                                                                               -----------              -----------
        Net cash used in investing activities ....................................              (2,906,192)              (3,039,819)
Financing activities:
Payment of note payable ..........................................................                (183,369)                       0
Issuance of common stock .........................................................               4,054,253                3,372,533
Issuance of preferred stock ......................................................               8,345,000                        0
Conversion of preferred stock ....................................................              (4,412,100)                       0
Dividend returned ................................................................                  44,958                        0
Payments of capital lease obligations ............................................                (362,981)                (627,144)
Proceeds from note payable .......................................................                       0                  730,982
Payments of long term debt .......................................................              (1,632,411)                (244,577)
                                                                                               -----------              -----------
        Net cash provided by financing activities ................................               5,853,350                3,231,794

Net increase (decrease) in cash ..................................................                  75,396                 (201,872)
Cash at the beginning of period ..................................................                  24,431                  216,348
                                                                                               -----------              -----------
Cash at the end of period 99,827 .................................................                                           14,476
                                                                                               ===========              ===========
Supplemental information:

Interest paid ....................................................................             $   129,355              $    42,437
                                                                                               ===========              ===========

                             See accompanying notes

                       MEDICAL INDUSTRIES OF AMERICA, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

Supplemental disclosure of non-cash investing and financing activities:

Noncash aspects of the acquisition of
DonnWells, M.D. medical center
  Fair value of assets acquired .................................         48,448

  Fair value of common stock
  issued at acquisition .........................................        175,000

  Cash paid at acquisition ......................................         75,000


Assets acquired and related obligations incurred
in connection with capital lease obligations ....................         21,247

                             See accompanying notes

                       MEDICAL INDUSTRIES OF AMERICA, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                              Three Months Ended
                                                                  September 30,
                                                                  (Unaudited)
                                                           1996              1995
                                                         -----------    -----------
Revenue:
Revenue from operations ..............................   $   710,612    $ 1,052,804
        Interest income ..............................        47,327          3,687
                                                         -----------    -----------

               Total revenue .........................       757,939      1,056,491

Expenses:
        Cost of services .............................       545,521        732,296
        General and administrative expenses ..........       827,300        623,114
        Depreciation and amortization ................       247,669        197,026
        Interest expense .............................         9,210         26,562
               Total expenses ........................     1,629,700      1,578,998

Other income & expenses:
        Other income .................................       275,324              0
        Loss from Westmark Group Holdings, Inc. ......      (150,000)             0
        Gain (loss) on sale of equipment .............        10,000       (677,558)
                                                         -----------    -----------
               Total other income & (expenses) .......       135,324       (677,558)

Net loss .............................................      (736,437)    (1,200,065)

Loss per common share ................................          (.73)         (8.75)

Weighted average common shares outstanding,
  excluding contingently issuable shares, after giving
  effect to a 1 for 20 reverse stock split ...........     1,005,757        137,080
                                                         ===========    ===========

                             See accompanying notes

                       MEDICAL INDUSTRIES OF AMERICA, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1996
                                   (UNAUDITED)

Note 1 - Organization and Summary of Significant Accounting Policies

Organization

        Medical Industries of America, Inc., a Florida corporation, commenced operations in 1990. The Company's operations consist of mobile cardiac catheterization services to hospitals on a shared user basis, managed care centers, and management information systems. On October 30, 1996, the Company changed its name from Heart Labs of America, Inc. to Medical Industries of America, Inc. In November 1996, the Company acquired Florida Physicians Internet, Inc. ("FPII"), a multi-group specialty medical practice located in Central Florida.

Basis of Presentation and Consolidation

        The accompanying consolidated financial statements are unaudited. These statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the consolidated financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to state fairly the consolidated financial position and consolidated results of operations as of and for the periods indicated. These consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto for year ended December 31, 1995, included in the Company's Form 10-KSB as filed with the Securities and Exchange Commission.

Loss per Common Share

        Loss per common share is calculated by dividing net loss by the weighted average common shares outstanding, excluding contingently issuable shares and after giving effect to the 1 for 20 reverse stock split effective November 1, 1996. Contingently issuable shares, are considered common stock equivalents and have been excluded from the primarily loss per share computation since the conditions for their issuance have not been met. The effect of contingently issuable shares on fully diluted earnings per common share is anti-dilutive. Also, stock purchase warrants underlying 32,500 common shares, Directors stock options underlying 253,000 shares, employee stock options underlying 20,000 common shares and other stock options underlying 7,500 common shares have been excluded from the primary earnings per share computation since the conditions from common stock issuance have not been met and their effect on fully diluted earnings per common share is anti-dilutive.

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

Note 3 - Stock Transactions

        During the first and second quarter of 1996, the Company sold 41,725 shares, on a post reverse basis, of it's Series C convertible preferred stock for $10 per share in a private placement of its securities to offshore investors under Regulation S. The Company raised $8,345,000 less costs associated with the raise of $1,122,400 for a net of $7,222,600. During the 1st and 2nd quarter, 38,025 shares, on a post reverse basis, were presented for conversion. The conversion of 38,025 shares required that 1,013,484, on a post reverse basis, common shares be issued. The Company lacked the authorized common shares to fulfill the terms of the conversion and only 480,138 shares, on a post reverse basis, were issued during the second quarter of 1996. At the Company's annual shareholder's meeting held on September 24, 1996, the shareholder's increased the authorized common and preferred stock.

        In February 1996, the company sold 17,857 shares, on a post reverse basis, of its common stock to offshore investors in a private placement. Net proceeds to the Company were $357,185.

        In March 1996, the Company converted $700,000 of its advances to Westmark Group Holdings, Inc. to 200,000 shares of Westmark's Series C Preferred Stock.


Note 4 - Business Acquisitions/Dispositions

        In April 1996, the Company acquired 100% of the outstanding common stock of Greenworld Technologies, Inc., ("Greenworld"). Greenworld is the owner of world-wide licensing rights to the Talon RMS product, a product which lowers temperatures in commercial buildings while, at the same time, reducing energy costs. Consideration for the purchase included (1) the funding of 4 lawsuits involving the Talon Refrigerant Management System ("Talon RMS"); (2) issue to seller, ECS International, Inc. ("ECS") 50,000 shares of the Company's preferred stock ($250,000 par value) and 5,000 shares, on a post reverse basis, of the Company's common stock; (3) provide $100,000 to Greenworld for operating capital; (4) provide up to $300,000 to establish the Talon RMS patent worldwide;
(5) grant ECS options to purchase 45,000 shares, on a post reverse basis of the Company's common stock at $30.00 per share and (6) cancel a bridge loan note in the amount of $100,000.

        In addition, the Company agreed that once Greenworld gross sales exceeded $100,000,000, the Company would transfer 51% of Greenworld back to ECS and distribute the other 49% to its shareholders as a dividend.

        In July 1996, the Company sold Greenworld Technologies, Inc. to GTB Company, a company whose president was the former general counsel to the Company. Consideration for the sale included (a) a note payable to the Company in the amount of $380,000; (b) the forgiveness of a $700,000 promissory note owed by the Company pursuant to an Agreement signed in June 1996 (See Part II. Other Information), to Bradley T. Ray, a former consultant to the Company and
(c) a royalty of 7% of the gross sales of Greenworld Technologies, Inc. for a period of two years, and 5% of the gross sales of Greenworld Technologies, Inc. for an additional three years. As of the date of this report, GTB Company has defaulted on its payment of the promissory note.
The Company is seeking all remedies available.

        In May 1996, the Company acquired the assets and business operations of Donn Wells, M.D. medical center. Consideration for the sale included $75,000 in cash and the issuance of 12,815 shares of the Company's common stock on a post reverse basis.

Note 5-  Treasury Stock

        Seventy-five thousand shares of the Company's common stock were returned to the Company during the 1st quarter of 1996. The Company accounted for the Treasury Stock under the par or stated value method.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

GENERAL

        During 1995, the Company principally derived its revenues from its mobile cardiac catheterization and its Continuous Passive Motion ("CPM") operations. During the third and fourth quarter of 1995, the acquisitions of Technomed and Essential Care Medical Centers expanded the Company's medical services to include managed care medical centers ("medical centers").

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND SEPTEMBER 30, 1995

        Total revenues decreased 45% to $2,145,849 for the nine months ended September 30, 1996 from $3,922,808 for the nine months ended September 30, 1995. The decrease in revenue is primarily attributable to a loss in revenue from the sale of the CPM and Neurological testing divisions in 1995. For the nine months ended September 30, 1995, the CPM and Neurological testing divisions accounted for 54% or approximately $2,108,000 of revenue from operations. This decrease in revenue from the CPM and Neurological testing divisions is offset by the additional revenue generated by the medical centers and the HIS/MIS operations. Revenues from the mobile labs decreased 8% to $906,789 from $976,446 for the nine months ended September 30, 1996 and 1995, respectively. This decrease is attributable to a short-term fixed fee contract that expired in September 1995.

        Cost of Services, which includes medical supplies, technical and sales personnel salaries and benefits and other expenses directly associated with the Company's services decreased to $1,275,755, 63% of revenue from operations, from $2,540,676, 65% of revenue from operations, for the nine months ended September 30, 1996 and 1995, respectively.

        General and Administrative expenses increased 38% to $2,856,677 for the nine months ended September 30, 1996 from $2,073,978 for the nine months ended September 30, 1996. This increase is attributable to an increase in corporate overhead of $1,080,487 offset by the net decrease of the Company's sales and purchases of it's subsidiaries. Salaries increased $335,606 for the nine months ended September 30, 1996 due to the addition of several management personnel required to operate the medical centers. In addition to the increase in salaries, professional fees for the Company rose to $671,500 from $265,873 for the nine months ended September 30, 1996 and 1995, respectively.


COMPARISON OF THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996 AND SEPTEMBER 30, 1995.

        Total revenues decreased 28% to $757,939 for the three months ended September 30, 1996 from $1,056,491 for the three months ended September 30, 1995, principally as a result of the loss in revenue from the sale of the CPM and Neurological testing divisions, which accounted for 34% of revenue from operations. The decrease in revenue from the CPM and Neurological testing division is offset by the increase of $244,000 from the medical centers. Revenue from the mobile labs decreased 19% to $293,671 from $349,974 for the nine months ended September 30, 1996 and 1995. This decrease is attributable to a short-term fixed fee that expired in September 1995.

        Cost of Services, which includes medical supplies, technical and sales personnel salaries and benefits and other expenses directly associated with the Company's services decreased to $545,521, 77% of revenue from operations, from $732,296, 70% of revenue from operations, for the three months ended September 30, 1996 and 1995, respectively. The increase in the percentage of cost of services to revenue from operations is due to the medical centers, several of them in the start up stage, having lower revenues, but high personnel costs relating the physicians and other technical personnel.

LIQUIDITY AND CAPITAL RESOURCES

        The Company had a working capital surplus of $1,252,382 at September 30, 1996 compared to working capital deficiency of $1,615,631 at September 30, 1995. The working capital surplus in 1996 is attributable to short term notes receivable in the amount of $1,727,568 due from Westmark Group Holdings, Inc.

        During the first three quarters of 1996, the Company advanced Westmark an aggregate of $2,427,568 in the form of advances and one-year promissory notes. In the first quarter of 1996, the Company converted $700,000 of its advances into 200,000 shares of Westmark Group Holdings, Inc. Series C preferred stock.

        In May 1996, the Company purchased the assets and business operations of Donn Wells, MD medical center located in Fort Lauderdale, Florida. Consideration for the sale included $75,000 in cash and 256,293 shares of the Company's common stock.

        During the second quarter of 1996, the Company opened six medical centers, five located in Broward and Dade Counties and the other located in Port Charlotte, Florida. During the 4th quarter, the Company closed one of these centers and consolidated three centers into one center.

        In November 1996, the Company sold its building located in Plantation, Florida. Consideration for the building was $42,822.73 in cash, which was used to pay off existing property tax obligations and a $110,000 balloon note maturing on October 31, 2001, bearing interest at 8.5%.

        In November 1996, the Company offered its Series C Convertible Preferred Shareholders, the right to purchase Series D Convertible Preferred. Consideration for the Series D consisted of the retirement of their shares of Series C Convertible Preferred and an additional payment of cash. The Series D Convertible Preferred stock entitles the holder to warrants to purchase shares of the Company's common stock.

        In November 1996, the Company acquired Florida Physicians Internet, Inc. ("FPII"), a multi-group specialty medical practice located in Central Florida, specializing in cardiology subject to certain payments. FPII plans to aggressively expand operations through the addition of new physicians to the staff. This acquisition represents the initial marriage between the Company's cardiac catheterization laboratories and a purchased physician practice.

        The Company is currently streamlining operations to reduce corporate overhead, reviewing the merits of the medical centers and expanding on its mobile cardiac catheterization business.


                                     PART II

                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

LAWSUITS RELATING TO FORMER SUBSIDIARIES

        In January 1995, Thera-Kinetics, Inc. ("TK"), a competitor of the Company's CPM division filed actions against the Company's wholly owned subsidiary, U.S. BioInnovations, Inc. and three of its employees in the United States District Court for the Eastern District of Virginia-Alexandria Division. The complaint, alleged, among other things, violations by the employees (each of whom was previously employed by TK) of restrictive covenants, tortuous interference by the Company's subsidiary and misappropriation of trade secrets and confidential information. In July 1995, the Company settled the lawsuit with TK by selling substantially all of its Continuous Passive Motion operations to TK. Consideration for the sale included a promissory note for $250,000 and the assumption of approximately $400,000 in equipment leases. Currently, TK has not assumed any of the leases and is in default on its promissory note. TK alleges that the Company failed to deliver certain equipment under this Settlement Agreement. The Company currently is considering all of the remedies available to enforce the provisions of the settlement agreement and has been advised by counsel that we overpaid equal to the amount of the TK counter-claim.

        In December 1995, Codise, Inc. ("Codise") filed a complaint in the 11th Judicial Circuit in and for Dade County, Florida. The complaint named HLOA Diagnostic, Inc., the former name of the Company's neurological testing subsidiary, Cortex Diagnostic Services, Inc. Codise filed its lawsuit against the Company's subsidiary for failure to redeem stock issued by the Company as partial consideration for the purchase of assets of Codise, Inc. The Company contended that it was misled in connection with the 1993 redemption payment and that Codise was not entitled to any further consideration. Codise sought $65,190 in damages. In September 1996, Codise and the Company settled for $2,700 in cash and the exchange of general releases.

        In February 1996, a lawsuit was filed in the Circuit Court for Broward County, Florida by Oakmont Financial against the Company alleging default under an equipment lease and asking for damages in the amount of $50,000, attorney's fees, and costs. The case is presently in the discovery stage. The lawsuit is related to medical equipment that was used in the CPM division that was sold in 1995.

        In April 1996, a lawsuit was filed in the Court of Common Pleas for Somerset, Pennsylvania against the Company by Premium Savings Bank alleging default and conversion under an equipment lease guarantee relating to its former subsidiary, U.S. BioInnovations. Damages are requested in excess of $25,000, including attorney fees and costs. In July 1996, this suit was settled.

        In September 1996, a lawsuit was filed in the Circuit Court of Loudoun County of Virginia against the Company. The suit alleges the default of an employment contract between John Dwyer and the Company and is seeking damages of approximately $77,000. The Company is currently reviewing the suit and what action it will take.

        In October 1996, a lawsuit was filed in the Fifth Judicial Court of the County of Lyon, Minnesota by Lyon Financial Services, Inc. The suit alleges default under several equipment leases and is asking for damages in excess of $60,000. The Company is currently reviewing the suit and what action it will take. The lawsuit is related to the medical equipment that was used in the CPM division that was sold in 1995.

        In August 1996, a lawsuit was filed in the Superior Court of the State of California, County of Alameda-Eastern division against the Company and et al. The suit alleges conspiracy to damage the Plaintiff by depriving it of the benefits of the Agreements between the Plaintiff and the other defendants, inducing the said defendants to breach their Agreements with Plaintiff so that the Company could purchase the Talon rights directly from Greenworld. The Company is currently reviewing the suit and what action it will take.

OPERATIONAL LAWSUITS

        In August 1996, a lawsuit was filed in Circuit Court of Broward County, Florida by G4, Inc. against the Company seeking approximately $36,000 for past services. The Company is currently reviewing the suit.


ITEM 2  CHANGES IN SECURITIES

        On October 31, 1996, the Company effectuated a 1-for-20 reverse stock split of its Common Shares and Preferred Shares which reduced the authorized number of common shares from 160,000,000 to 8,000,000 and outstanding shares from 20,199,511 to 1,009,975.


ITEM 3  DEFAULTS UPON SENIOR SECURITIES

                                      NONE

ITEM 4  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

        On September 24, 1996, the Company held its Annual Meeting of Shareholders, the following members were elected to the Board of Directors:

               Paul Pershes
               Michael Morrell
               Harry Kobrin

The following proposals were approved at the Company's Annual Meeting:


1. Proposal to amend the Company's Articles of Incorporation to increase number of authorized shares of capital stock of the Company.

2. Proposal to ratify Grant-Schwartz, CPA's as the Company's independent accountants.

3. Proposal to amend the Articles of Incorporation to change the name of the Company to Medical Industries of America, Inc.

4.      Proposal to approve the 1996 Officers and Directors stock option plan.

5.      Proposal to approve the 1996 employee stock option plan.

ITEM 5  OTHER INFORMATION

HARRY KOBRIN

        Harry Kobrin, the Company's President and a Director, past away on November 6, 1996. Mr. Kobrin became involved with the Company in November 1995 through the acquisition of Essential Care Medical Centers. Mr. Kobrin was part of the management team and his talents and moral strength will be missed.

JEAN JOHNSTONE AGREEMENT

        In June 1996, the Company entered into an Agreement with Jean Johnstone, the Company's Chairman of the Board and a director of the Company, whereby among other things, the Company would facilitate, through a third party the purchase of 20,000 shares, on a post reverse basis, of the Company's common stock from Ms. Johnstone at the closing bid price per share of the Company's common stock as reported by NASDAQ on the day prior to purchase. If the purchase price is not at least $284,000.71 the Company will issue Johnstone a convertible debenture in an amount equal to the shortfall. The Company has agreed to register the shares underlying the debenture. If a third party purchase cannot be facilitated in 120 days, the Company will repurchase the shares at a price set forth above by issuance of a Senior Promissory Note bearing interest at the rate of 8% per annum, paying interest only, quarterly in arrears, with a balloon payment due June 7, 1997. In addition, the Company purchased 21,000 shares from Ms. Johnstone at the purchase price of $.87 for a total purchase price of $18,270.

        The Company also granted Ms. Johnstone a five-year option to purchase 10,000 shares of the Company's common stock at $20.00 per share. The parties executed mutual general releases and Ms. Johnstone resigned as Chairman of the Board and as a Director of the Company.

        In April 1996, the Company issued a check to Ms. Johnstone in the amount of $400,000. This sum was for the following: (i) partial payment for the repurchase of stock, $13,851; (ii) A/R Mediquest accrued salary $33,603; and
(iii) repayment of her loan to C.J. Holding dba A/R Mediquest, $352,546.

BRADLEY T. RAY AGREEMENT

        In June 1996, the Company entered into an Agreement with Bradley Ray, as consultant to the Company and the son of Ms. Johnstone whereby, among other things, the Company would facilitate, through a third party the purchase of 15,000 shares, on a post reverse basis, of the Company's common stock from Mr. Ray at the closing bid price per share of the Company's common stock as reported by NASDAQ on the day prior to purchase. If the purchase price is not at least $214,285.71, the Company will issue a one-year Convertible Debenture in the amount of the shortfall. The Company has agreed to register the shares underlying the Debenture. If a third party purchase cannot be facilitated in 120 days, the Company will repurchase the shares as the price set forth above by the issuance of a Senior Promissory Note, bearing interest at the rate of 8% per annum, paying interest only, quarterly in arrears, with a balloon payment due in June 7, 1997.

        In addition, the Company also granted one-year options to purchase 30,000 and 10,000 shares of the Company's common stock at $6.80 per share and $8.00 per share respectively. The Company agreed to register the shares underlying the options.

        The Company also issued Mr. Ray a one-year promissory note in the amount of $700,000 for payment of commissions Mr. Ray earned as a consultant. The Note will be reduced by the difference between the exercise price of the options and the bid price as reported by NASDAQ on the day of exercise. This note was forgiven as part of the sale of Greenworld Technologies sale.

        The parties also executed mutual general releases.

        In June 1996, the Company entered into a 50-month consulting agreement with Mr. Ray for a monthly consulting fee of $5,713 per month. In July 1996, the Company issued Mr. Ray 22,500 shares, on a post reverse basis, of the Company's common stock which was registered with the Securities and Exchange Commission on Form S-8. The 22,500 shares, on a post reverse basis, are considered full payment of Mr. Ray's contract and was issued in lieu of cash due to the Company's cash restrictions.

REGULATION S OFFERING

        In fiscal 1996, the Company sold an aggregate of 41,725 shares, on a post reverse basis, of Series C preferred stock (the "Preferred") and 17,857 shares, on a post reverse basis, of common stock pursuant to Regulation S Offerings for gross proceeds in aggregate amount of $8,845,000 (net $7,579,785). The Preferred Stock is convertible into shares of the Company's common stock at the lesser of (i) 75% of the closing bid price of the Company's common stock, as reported by NASDAQ on the date of the closing of the Regulation S Offering or
(ii) 65% of the average closing bid price for the five trading days immediately preceding the date of conversion. (During the first and second quarter the bid price of the Company's common stock fell and the Company received notices to convert 760,500 shares of Preferred Stock in an aggregate of 1,013,484, on a post-reverse basis, shares of common stock.) Although , the Company did not have an adequate number of shares authorized to effectuate the conversion, it negotiated a mutually agreeable solution with the Regulation S subscribers whereby it offered them a right to purchase Series D Convertible Preferred. Consideration for the Series D consisted of retirement of their shares of Series C Convertible Preferred and an additional payment of cash. The Series D Convertible Preferred entitles the holder to warrants to purchase shares of common stock.

ESSENTIAL CARE MEDICAL CENTERS, INC. AND PRIME DENTAL CARE, INC.

        In October 1995, the Company acquired through a Share Exchange Agreement, Essential Care Medical Centers, Inc. ("Essential") and Prime Dental Care, Inc. ("Prime"). This Agreement was amended May 8, 1996. Pursuant to the terms of the Amended Exchange Agreement, the Company was required to issue 28,776 shares, on a post reverse basis, of its common stock for 100% Essential and 100% of Prime outstanding common stock. In addition, two parcels of real property with building improvements were purchased for an additional 12,607 shares, on a post reverse basis. Should Prime and Essential have pre-tax earnings of $350,000 for their fiscal year ended July 31, 1996, the Company will issue 18,750 shares, on a post reverse basis, of Technomed at $1.00 per value, convertible preferred stock, convertible into shares of the Company's common stock, to one of the Prime/Essential shareholders. If the pre-tax earnings are less than $350,000, the number of preferred shares to be issued will decrease proportionately. The Company originally was required to issue an additional 18,750 shares, on a post reverse basis, of Technomed convertible preferred stock to Harry Kobrin, the other Prime/Essential shareholder, however, since Mr. Kobrin was appointed as the Company's Executive Vice President and as such was no longer in control of the day-to-day operations of Prime/Essential, he waived his rights to the convertible preferred shares. The Company compensated Mr. Kobrin for his performance in 1996 through the issuance of stock options to purchase 13,200 shares at $7.50 per share.

        Essential and Prime are healthcare medical centers located in the South Florida area. Essential and Prime have several contracts with area Health Maintenance Organizations ("HMO"). In addition, the Company has four additional medical centers in Florida. The Clinical Care division currently and in the future will derive its revenues from a variety of sources. The main source of revenue is and will be managed care contracts. The revenue from these contracts is generated by the amount of patients contracted to the Centers from various HMO's. The Clinical Care division, to a lesser extent, also generates revenue on a fee for service basis whereby the Company will be paid at the time services are rendered.

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

WESTMARK GROUP HOLDINGS, INC.

        In November 1995, the Company signed a Share Exchange Agreement with Westmark Group Holdings, Inc. ("Westmark"). Westmark is a publicly traded company (NASDAQ-WGHI). This Share Exchange Agreement gave the Company 49% interest or 1,298,388 shares of Westmark common stock in Westmark in exchange for $1,210,000 in cash and cash equivalents a note in the amount of $315,000 and 200,000 shares of the Company's Series B preferred stock, with a stated value of $10. The Stock Exchange Agreement provides that the Company's ownership position, equal to 49%, will not be diluted and that Westmark is obligated to issue additional shares to maintain such ownership position. Westmark owns and/or operates two wholly owned subsidiaries. Also see Item 12. "Certain Relationships and Related Transactions".

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

        In the first and second quarter of 1996 the Company provided Westmark with additional financing in an aggregate amount of $2,427,568 to be used for Westmark's operations and financing activities. The financing was to be provided in the form of short-term advances which the Company may, at its option, convert to equity. As of this date, $700,000 of the loan amounts have been converted to 200,000 shares of Westmark's Series C Preferred Stock .

        On September 30, 1996, the Company gave an option to GTB Company to purchase its shares in Westmark for $.675 per share.

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

A.      Exhibits
        -None

B. The Company filed a Form 8-K/A, (Event of October 24, 1995), reporting (Item 2. Acquisition or Disposition of Assets) the acquisition of Essential Care Medical Centers, Inc. and Prime Dental Care, Inc.

C. The Company filed a Form 8-K/A, (Event of August 23, 1995), reporting (Item 2. Acquisition or Disposition of Assets) the acquisition of Technomed, Inc.

D. The Company filed a Form 8-K, (Event of September 30, 1996), reporting (Item 2. Acquisition or Disposition of Assets), reporting the option to sell its Westmark Group Holdings, Inc. shares to GTB Company.

                                   SIGNATURES


        In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                       MEDICAL INDUSTRIES OF AMERICA, INC.
                                  (Registrant)

NOVEMBER 13, 1996                 By:/s/  MICHAEL F.MORRELL
(Date)                                    Michael F. Morrell,
                                          Chief Executive Officer & Director




NOVEMBER 13, 1996                 By:/s/ DAWN M. DRELLA
(Date)                                   Dawn M. Drella,
                                         Chief Financial Officer