Form 10KSB
period 1996-12-31
MEDICAL INDUSTRIES OF AMERICA INC
filed 1997-04-14
CIK 887904

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-KSB

        [X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
            EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1996

        [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
            EXCHANGE ACT OF 1934

  For the transition period from _____________________ to _____________________

                         Commission file number 0-20356

                       MEDICAL INDUSTRIES OF AMERICA, INC.
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

         Securities Registered Under Section 12(g) of the Exchange Act:

                                  Common Stock

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

      State issuer's revenue for its most recent fiscal year. $1,312,143

      The aggregate market value of the voting stock held by non-affiliates computed by reference to the last sales price on April 10, 1997 was $11,018,364.

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. At April 10, 1997, there were 4,197,472 shares of common stock outstanding.

                       MEDICAL INDUSTRIES OF AMERICA, INC.

                                    INDEX TO
                          ANNUAL REPORT ON FORM 10-KSB
                                     PART I
                                                                            PAGE
                                                                            ----
      Item 1   Description of Business                                         3
      Item 2   Description of Properties                                      16
      Item 3   Legal Proceedings                                              16
      Item 4   Submission of Matters to a Vote of Security Holders            18

                                     PART II

      Item 5   Market for  Common Equity and Related Stockholder Matters      19
      Item 6   Management's Discussion and Analysis                           20
      Item 7   Financial Statements                                           23
      Item 8   Changes In and Disagreements with Accountants on Accounting
                     and Financial Disclosure                                 23

                                    PART III

      Item 9   Directors, Executive Officers, Promoters and Control Persons;
                 Compliance with Section  16(a) of the Exchange Act           25
      Item 10  Executive Compensation                                         27
      Item 11  Security Ownership of Certain Beneficial Owners and
                 Management                                                   29
      Item 12  Certain Relationships and Related Transactions                 31
      Item 13  Exhibits and Reports on Form 8-K                               35

                                   SIGNATURES

                                     PART I

ITEM 1.     DESCRIPTION OF BUSINESS

GENERAL

      Medical Industries of America, Inc., f/k/a Heart Labs of America, Inc., was incorporated in September 1989 in the State of Florida and has its principal executive offices at 1903 S. Congress Ave., Suite 400, Boynton Beach, Florida 33426, telephone number (561)737-2227. Unless the context otherwise requires, all references to the "Company" include Medical Industries of America, Inc. and its wholly-owned subsidiaries.

      The Company's wholly-owned subsidiaries include: Cortex Diagnostic Services, Inc., HLA Acquisition Corp. d/b/a KVM Rehabilitation, U.S. BioInnovations, Inc., Managed Home Recovery, Inc., Acrotronics Rehabilitation Services, Inc., Essential Care Medical Centers, Inc., Essential Care Medical Centers #2, Inc., Essential Care Medical Centers #3, Inc., Essential Care Medical Centers #4, Inc., Essential Care Medical Centers #5, Inc., Essential Care Medical Centers #6, Inc., Essential Care Medical Centers #7, Inc., CJ Holdings, Inc. d/b/a AR Mediquest, Sysdacomp, Inc. and Florida Physicians Internet, Inc. These subsidiaries operate the Company's four separate divisions: cardiac catheterization, continuous passive motion, clinical care and neurological testing.

      During the past three years, the Company has undergone several material changes, but the foundation of the Company has always remained constant, mobile cardiac catheterization laboratories. The Company is focusing its efforts on expanding it mobile cardiac catheterization division by operating additional mobile laboratories.

      In September 1996, the shareholders of the Company voted to change the name of the Company from Heart Labs of America, Inc. to Medical Industries of America, Inc.

      On October 31, 1996, the Company effectuated a 1-for-20 reverse stock split of its common shares and preferred shares which reduced the authorized number of common shares from 160,000,000 to 8,000,000 and outstanding number of common shares from 20,199,511 to 1,009,975.

      On January 9, 1997, the Company effectuated a purchase agreement with Florida Physicians Internet, Inc. ("FPII"), a group medical practice specializing in cardiac and neurological related treatments. The Company is currently finishing the documentation on the purchase, but has assumed all operational responsibility as of January 9, 1997. See Item 1. "Description of Business - Florida Physicians Internet, Inc."

BUSINESS OPERATIONS

CARDIAC CATHETERIZATION

      The Company began providing mobile cardiac catheterization services in February 1990 and currently operates three mobile cardiac catheterization laboratories ("Mobile Labs").

      In September 1993, the Company's Mobile Labs were the first mobile laboratories to be accredited by the Joint Commission on Accreditation of Health care Organizations ("Joint Commission"). During 1996, the Company went through a standard review, which was extensive in nature, of the medical procedures and operations of the Mobile Labs to become reaccredited. The recertification is effective through September 1999.

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

      Generally, a team of cardiovascular technicians and registered nurses trained in cardiac catheterization are assigned to each of the Company's Mobile Labs. The Company's personnel is directly supervised by a physician employed by the health care facility at which the Mobile Lab is operating. Movement of the Company's Mobile Labs typically occurs at night via a driver employed by the Company. The driver sets up the Mobile Lab upon arrival so it is operational when the Company's personnel arrive on the following scheduled day.

      The Company's Mobile Labs are divided into three rooms; a laboratory area where the catheterization procedure is performed; a monitoring room where the Company's technologist and the operating cardiologist can monitor the procedure and view the results; and a processing room where the film of the procedure is developed. All waste, medical or other, generated by the Mobile Lab is disposed of by the health care facility at which the Mobile Lab is operating in accordance with such facility's procedures.

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

      The medical equipment included in the Company's Mobile Labs is purchased from major manufacturers or leased from third party lessors. Although the Company does not expect current mobile cardiac catheterization technology to become obsolete in the near future, it believes that the equipment in its Mobile Labs can be readily adapted to incorporate new technologies. Currently, one Mobile Lab has been upgraded by adding digital subtraction angiography. This equipment allows physicians to perform additional procedures and thus increasing the Company's potential to increase revenues.

      The profitability of the Company's mobile cardiac catheterization business is substantially dependent on the degree to which the Company can utilize its equipment. Failure to obtain or maintain contracts providing for sufficient utilization of its Mobile Labs at profitable rates could have a material adverse effect on the Company's financial condition and results of operations.

      Fees for cardiac catheterization are based on a number of factors, the most important of which is the cost of equipment utilized and related direct operating expenses. Other factors in establishing fees include, among other things, general economic conditions, competitive conditions in the client's market and the rate of reimbursement provided to the client by private health care insurers and Medicare.

      Currently, the Company provides mobile catheterization services to facilities in Central and South Florida through three Mobile Labs. Initially, the Company offered its Mobile Lab services for a fixed fee. Increased competition has driven the Company to offer non-fixed fee contracts, based on utilization of the Mobile Labs with minimum guarantees. During 1996, the Company had two fixed fee contracts that accounted for 71% of total cardiac catheterization revenue. One contract expired in February 1997 and the other will expire in April 1997. These contracts have been replaced with other contracts.

      Currently, the Company has three, one year non-fixed fee contracts and provides services to hospitals on an as needed basis. The Company has been successful to date in maintaining sufficient utilization of its Mobile Labs to meet the equipment costs and direct operating expenses of the Mobile Labs. In the event that the utilization of its Mobile Labs decreases or one or more of its customers terminate or fail to renew their existing contracts, the Company will be required to market the Mobile Labs to other customers. If the Company is unable to acquire sufficient customers to utilize the Mobile Labs, the financial condition of this division would be materially adversely affected.

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

      In March 1997, the Company entered into an asset purchase agreement whereby it sold one of its Mobile Labs. See Item 6. Managements Discussion and Analysis.

FLORIDA PHYSICIANS INTERNET, INC.

      On January 9, 1997, the Company effectuated a purchase agreement with Florida Physicians Internet, Inc. ("FPII"). The Company is currently finishing the documentation on the purchase, but has assumed all operational responsibility as of January 9, 1997. Florida Physicians Internet, Inc. is a group medical practice specializing in cardiology, neurology, pulmonology, pediatrics, and internal medicine. The practice consists of seven offices and eight physicians covering Orange, Osceola, Polk, and Lake Counties of Florida. This physician group is led by Dr. A. Razzak Tai, MD, FACCP,ACCP,MRCP .

      Dr. Tai, its president, practices all aspects of non-invasive and diagnostic cardiology, angiography, nuclear and internal medicine. He is long established and highly regarded in the local medical community and is an excellent referral source for other physicians who can be added to the group practice.

      With over 6,000 active patients generating a gross revenue of $2,400,000, FPII serves to expand its services into other areas. Revenue from FPII is derived from a variety of sources, including, but not limited to, capitated contracts with health maintenance organizations, governmental agencies, insurance companies and fee for service patients. The Company plans to utilize a Mobile Lab at FPII facilities.

GOVERNMENT REGULATION

      The health care industry is subject to extensive federal and state government regulation. In addition to the referral and reimbursement regulations discussed below, regulations include certificate of need, licensure of health care facilities, services and equipment, and restrictions on physician investments in health care entities to which they refer patients. Although the Company believes that its current operations comply with applicable regulations, there can be no assurance that the subsequent adoption of laws or interpretations of existing laws will not regulate, restrict or otherwise adversely affect the Company's business.

      The laws and regulations applicable to financial arrangements in the health care industry are complex and may be subject to varying interpretations. This section summarizes the principal federal and state statutes and regulations which are applicable to the Company's business.

OMNIBUS BUDGET RECONCILIATION ACT OF 1993

      On August 10, 1993, President Clinton signed into law the Omnibus Budget Reconciliation Act of 1993 ("OBRA '93") which contained numerous provisions that significantly affect health care providers who participate in the Medicare and Medicaid programs. The principal impact of OBRA '93 in the health care area is
(i) to expand the existing prohibition against the referral of patients to entities with which the referring physician has a financial relationship (self-referral), and (ii) to curtail the cost of the Medicare program by limiting reimbursement.

      SELF-REFERRAL. OBRA '93 expanded the then-existing prohibition against "self-referral" for clinical laboratory services to eleven "designated health services." The "designated health services" for which self-referral is prohibited are: (a) clinical laboratory, (b) physical therapy, (c) occupational therapy, (d) radiology services (including magnetic resonance imaging, computerized axial tomography scans and ultrasound services), (e) radiation therapy services and supplies, (f) durable medical equipment and supplies, (g) parenteral and enteral nutrients, equipment and supplies, (h) prosthetics, orthotics, and prosthetic devices and supplies, (i) home health services, (j) outpatient prescription drugs, and (k) inpatient and outpatient hospital services.

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

SAFE HARBOR

      Recent federal and state legislation has prohibited or severely restricted ownership of health care facilities by physicians who refer their patients to such facilities. Under OBRA, physicians can no longer refer Medicare beneficiaries to clinical laboratories in which they have an ownership interest or compensation arrangement. OBRA does, however, provide an exception from this ownership prohibition for registered securities of a publicly traded company having total stockholder equity exceeding $75,000,000. In addition, the "safe harbor" regulations adopted by the Office of Inspector General, US Department of Health and Human Services, provide a safe harbor from the Medicare and Medicaid Anti-Fraud and Abuse Amendments, Section 1128B of the federal Social Security Act, if certain standards are met. For example, investment interests must be obtained on terms equally available to the public through trading on a national exchange or over-the-counter market, in a publicly traded corporation having in excess of $50,000,000 in undepreciated net tangible assets related to furnishing health care products and services.

      At the current time, the Company does not qualify for the applicable public company exemptions or safe harbor, as described above, and therefore the Company's physicians and other shareholders will not be able to refer patients and other business to the health care businesses operated by the Company. This may materially adversely impact the Company's clinical care operations.

MEDICARE ANTI-FRAUD AND ABUSE AMENDMENTS

      Financial arrangements between health care businesses and physicians or others who make or influence referrals, furnish products or services, or otherwise generate business which is paid for in whole or in part by the Medicare and/or Medicaid programs are the subject of increasing federal scrutiny. Section 1128B(b) of the Social Security Act, the Medicare and Medicaid Anti-Fraud and Abuse Amendments ("Section 1128B") prohibits the offer, solicitation or acceptance of any form of remuneration as an inducement to refer patients, products or services that are paid for in whole or in part by the Medicare or Medicaid program. Violation of Section 1128B may be punished by fines, imprisonment and exclusion from participation in the Medicare and Medicaid programs. In addition to being broadly worded, the provisions of
Section 1128B have been interpreted expansively by the federal courts.

PENDING FEDERAL LEGISLATION

      The Company anticipates that additional legislation will be proposed, and ultimately adopted, at both the federal and state levels, restricting or prohibiting physician ownership of health care facilities to which they refer patients.

FLORIDA PATIENT SELF-REFERRAL ACT OF 1992

      During its 1992 session, the Florida Legislature passed into law the Patient Self-Referral Act of 1992 ("Self-Referral Act"). The Self-Referral Act is far broader than OBRA since it is applicable to all types of health care services and to all patients (not just Medicare and Medicaid beneficiaries).

      Under the Self-Referral Act, "designated health services" are defined as clinical laboratory, physical therapy, comprehensive rehabilitative, diagnostic-imaging and radiation therapy services. The Company plans to purchase and operate facilities that provide some or all of these designated health services. All health care products and services not enumerated above, are classified as "other health services."

      Under the Self-Referral Act, a physician is prohibited from referring a patient for designated health services to an entity in which the physician is an investor.

      The Self-Referral Act also prohibits the referral by a physician of a patient for other health services to an entity in which that physician is an investor, unless the ownership of the entity meets one of two tests:

1. The physician's investment interest is in the registered securities of a publicly traded corporation whose shares are traded on a national exchange or over-the-counter market and which has total assets at the end of its most recent fiscal quarter in excess of $50,000,000 or

2. For entities that do not qualify under the first test, no more than 50% of the value of the investment interests in the entity may be held by investors who are in a position to make referrals to the entity, and the terms under which an investment interest is offered must be the same for referring investors and non-referring investors. In addition, the terms under which an investment interest is offered may not be related to the investor's volume of referrals to the entity. Finally, the investor must not be required to make referrals or be in the position to make referrals to the entity as a condition for becoming or remaining an investor.

      Entities that meet either test must also meet two additional tests. First, the entity may not lend to or guarantee a loan to an investor who is in a position to make referrals if the investor uses any part of that loan to obtain the investment interest. Second, distributions of profits and losses to investors must be directly proportional to their capital investment.

      The Self-Referral Act also imposes certain disclosure obligations on the Company and referring physicians. Under the Self-Referral Act, a physician may not refer a patient to an entity in which he or she is an investor unless, before doing so, the patient is given a written statement disclosing, among other things, the physician's investment interest in the entity to which the referral is made. The Self- Referral Act also imposes disclosure obligations on the entities to which physicians refer patients.

      Since the Company plans to purchase and operate facilities that provide some or all of the "designated health services" and intends to network its medical services, the Self Referral Act, and OBRA will have a significant adverse impact on the Company's proposed plan of operations and may necessitate
(i) a change in the way the Company acquires its clinical care facilities (ii) a change in the corporate structure (i.e., a spin-off of the clinical care companies coupled with an initial public offering in order to qualify for the federal and state "Safe Harbor Standards"), (iii) a secondary offering for the Company (in order to qualify for the federal and state "Safe Harbor Standards" or (iv) a merger with a company with substantially more assets than the Company (in order to qualify for the "Safe Harbor" standards).

CERTIFICATE OF NEED

      Some states, including Florida, require a "certificate of need" ("CON") prior to the acquisition of medical equipment or provision of cardiac catheterization services by the Company's hospital customers. In Florida, a certificate of need is required for cardiac catheterization services only if the hospital wishes to provide such services to inpatients. Typically, obtaining a CON approval is a costly and lengthy process, and may involve adversarial proceedings brought by competing facilities. The hospital or health care provider, rather than the Company, must apply for and obtain the CON, where required. As a result, the Company is unable to control or accurately predict whether and how many potential customers will obtain CON's. The Company's ability to provide cardiac catheterization services to hospitals and health care providers is dependent upon those entities obtaining a CON for such services.

LICENSES

      Although the Company's cardiac catheterization services generally are not subject to health care licensing requirements (it contracts directly with hospitals), the Company must adhere to the same standards as the hospitals it contracts with including standards for sanitation, safety and personnel qualifications. The Company is also required to register its X-ray equipment and pay annual registration fees to state radiation control agencies. The Company believes that its cardiac catheterization operations are in compliance with applicable registration and hospital license requirements.

LEGISLATIVE DEVELOPMENTS

      There are presently efforts underway on both the federal and state levels to enact major reforms of the U.S. health care system. Proposals include cost containment measures through health care alliances and improved access to insurance coverage for the working uninsured or unemployed. The State of Florida has enacted the "Health Care Reform Acot of 1992" (the "Florida Health Plan"), which is designed to create a managed competition model for health care delivery in Florida based on quality, geographic coverage and reduced costs. The Company cannot predict what effect, if any, the Florida Health Plan or any future federal or state health care reform legislation will have on the Company.

OTHER STATES; OTHER REGULATORY MATTERS

      The Company anticipates that it will be doing business in states besides Florida. The Company will be subject to the laws of each state that it does business in, including among others, the laws regulating the corporate practice of medicine self-referrals, licensing, and the division of fees between licensed physicians and non-physicians.

DISCONTINUED OPERATIONS

HOSPITAL INFORMATION SYSTEMS/MANAGEMENT INFORMATION SYSTEMS

      In August 1995, the Company acquired, through a Share Exchange Agreement with Technomed, Inc. shareholders, three of which were affiliated with the Company prior to the transaction, two companies that specialize in hospital and management information systems: CJ Holdings, Inc. d/b/a A/R Mediquest ("A/R Mediquest") and Sysdacomp, Inc. ("Sysdacomp"). A/R Mediquest's and Sysdacomp's hospital and management information systems provide software support for hospital and medical office operations as well as performing billing and collection services for professional organizations, hospitals, doctors, medical practices and medical networks. See Item 12. "Certain Relationships and Related Transactions". In December 1996, the Board of Directors voted to focus the Company's energies on its core business, mobile cardiac catheterization and to discontinue these operations. In connection with this decision, the Board began negotiations to sell A/R Mediquest and Sysdacomp to the former owners of Sysdacomp.

      In June 1996, the Company was informed by the prior shareholders of Sysdacomp (the "Prior Holders") that Technomed, prior to its acquisition by the Company, had breached the Agreement pursuant to which Technomed acquired Sysdacomp. The alleged breaches are: (i) failure to issue the correct number of shares to the Prior Holders, (ii) failure to merge Sysdacomp with Technomed and Technomed with the Company; and (iii) failure of the company to register or buy back the Heart Lab shares issued to the Prior Holders pursuant to the Company's acquisition of Technomed. The Company is presently negotiating with the prior holders to resolve this matter. The Company does not believe that such rescission will have a material adverse impact on the Company's financial condition.

CLINICAL CARE - ESSENTIAL CARE MEDICAL

      In October 1995, the Company acquired Essential Medical Care Centers, Inc. ("Essential") and Prime Dental Care, Inc. ("Prime") through a Share Exchange Agreement. This Agreement was amended May 8, 1996. Pursuant to the terms of the Amended Exchange Agreement, the Company was required to issue 575,526 shares of its common stock for 100% of the Prime and Essential outstanding common stock. In addition, two parcels of real property with building improvements were purchased for an additional 252,132 shares.

      During 1996, in addition to Essential and Prime, the Company acquired or opened seven additional medical centers. These additional medical centers were opened as individual wholly owned subsidiaries of the Company with numerical numbering by the order in which they were opened (e.g. Essential Care Medical Center #2, Essential ...#3, Essential ...#4, etc. ). These medical centers were located throughout Broward and Dade Counties of Florida and provided general medical care.

      Essential #1's main source of revenue is derived from capitated contracts with Health Maintenance Organizations. The clinical care division, to a lessor extent, also generated revenue on a fee for service basis, whereby the Company will be paid at the time services are rendered.

      In the 4th quarter of 1996, the Board of Directors of the Company reviewed the operations and financial condition of the clinical care division and voted to close down seven of the nine medical centers. It is the Company's intent that the remaining two medical centers, Essential Care #1 and Essential Care #5, are to be spun off into a separate company that will become publicly traded upon registration with the Securities and Exchange Commission. It is expected that this transaction will close within the next 30-45 days.

GREENWORLD

      In April 1996, the Company acquired 100% of the common stock of Greenworld Technologies, Inc. ("Greenworld"). Greenworld owns the worldwide licensing rights to the "Talon RMS" product for the life of the patent and any reissues thereof. The Talon RMS is a device that works in conjunction with air conditioning, heat pumps and refrigeration units to lower compression pressures thereby causing a reduction in energy costs and extending the useful life of the system's compressor.

      As consideration for the purchase the Company agreed to: (i) fund the cost of four lawsuits involving the Talon RMS in an estimated amount of approximately $180,000 - $290,000 (ii) issue to the seller, ECS International, Inc. ("ECS"), 50,000 shares of the Company's preferred stock ($250,000 face value) and 100,000 shares of the Company's common stock; (iii) provide $200,000 to Greenworld for operating capital; (iv) provide up to $300,000 to establish the Talon RMS patent worldwide; (v) grant ECS options to purchase 900,000 shares of the Company's common stock at $1.50 per share and (vi) cancel a Bridge Loan made by the Company to Greenworld in the amount of $100,000 in February 1996.

      In July 1996, the Company sold Greenworld to GTB Company, a company whose president was former general counsel to the Company. Consideration for the sale included (a) a note payable to the Company in the amount of $380,000; (b) the forgiveness of a $700,000 promissory note owned by the Company pursuant to an Agreement signed in June 1996 (See Item 12. Certain Relationships and Related Transactions), payable to Bradley T. Ray, a former consultant to the Company and
(c) a royalty of 7% of the gross sales of Greenworld for a period of two years, and 5% of the gross sales of Greenworld for an additional three years. As of the date of this report, GTB Company has defaulted on its payments of the promissory note. Currently, the Company is seeking all legal remedies available.

WESTMARK GROUP HOLDINGS, INC.

      In November 1995, the Company entered into a Share Exchange Agreement with Westmark Group Holdings, Inc. ("Westmark"), a public company traded on NASDAQ (NASDAQ-WGHI). This Agreement provided that the Company would receive a 49% interest or 1,298,388 newly-issued shares of Westmark common stock in exchange for $1,210,000 in cash and cash equivalents, a note in the amount of $315,000 and 200,000 shares of the Company's Series B preferred stock, with a stated value of $10. The Agreement provides that the Company's 49% ownership position will not be diluted and that Westmark is obligated to issue additional shares to maintain such ownership position. Westmark owns and/or operates three wholly owned subsidiaries, two of which are inactive. See Item 12. "Certain Relationships and Related Transactions". The active subsidiary, Westmark Mortgage, is engaged in the business of originating, purchasing and selling mortgage loans secured primarily by single family, multi-family and condominium residences. Westmark Mortgage is registered and/or licensed to originate, purchase closed loans, underwrite, fund or sell residential mortgage loans in the states of Alabama, California, Colorado, Florida, Georgia, Hawaii, Idaho, Indiana, Kansas, Kentucky, Mississippi, Missouri, Montana, Nevada, Ohio, Oregon, Utah, Washington and Wyoming. Westmark Mortgage pools and sells loans to third-party investors including the Federal Home Loan Mortgage Corporation (Freddie Mac or FHLMC), the Federal National Mortgage Association (Fannie Mae), the Department of Housing and Urban Development (HUD), its lending agency the Government National Mortgage Association (Ginnie Mae) and various non-conforming mortgage conduits.

      In the first and second quarters of 1996, the Company provided Westmark with additional financing in an aggregate amount of $2,453,000 to be used for Westmark's operations and financing activities. The financing was provided in the form of short-term advances which the Company may, at its option, convert to equity. In March 1996, $700,000 of the loan amounts were converted to 200,000 shares of Westmark's Series C Preferred Stock . See Item 12 "Certain Relationships and Related Transactions".

      In January 1997, the Company signed an agreement with Westmark whereby the Company and Westmark would restructure each other's debt and equity positions that each company currently holds in each other. Under the terms of the restructuring agreement, the Company will return 1.2 million common shares and 200,000 convertible preferred shares of Westmark, valued at $700,000, to Westmark. Upon receipt, Westmark will retire these securities to the treasury and consequently reduce its common shares outstanding from 4.7 million to 3.1 million. Conversely, Westmark will return to the Company 200,000 of its Series B convertible preferred shares, valued at $2,000,000, for retirement to its treasury, and make a cash payment of up to $2,500,000 and 400,000 common shares of Westmark. The Company also received a note from Westmark for up to $3,950,000 with a ten year amortization schedule and a balloon payment at the end of 36 months. The note provides for a certain discount based upon the initial cash payment received from Westmark. Westmark is currently filing a registration statement to raise sufficient funds to repay the note. The Agreement is based on Westmark's ability to raise capital; no assurance can be placed on the Agreement being effectuated.

FLEMMING PHARMACEUTICAL

      During 1994, under the prior management and prior Board of Directors, the Company's Continuous Passive Motion ("CPM") division invested $610,000 in Flemming Pharmaceutical, Inc. ("Flemming"), a start-up generic and brand name pharmaceutical company that had the license rights to the product CAPSIN. CAPSIN is an FDA approved, all-natural lotion made from oleoresins of chili peppers with the primary ingredient being Capsiacin. CAPSIN is used for the relief of pain connected with strains, backache, arthritis and general pain management. The Company was granted the world-wide marketing rights to CAPSIN for use above the neck, primarily for relief of pain connected with the temporomandibular joint ("TMJ") disease, which would be marketed along with the CPM division's TheraPacer product. Terms of this transaction were more specifically set forth in the Company's 1994 annual report on Form 10-KSB.

      In February 1996, the Company recovered 10% of its investment in Faro Pharmaceutical, Inc. (Flemming changed its name in 1995). The Company is reviewing the Flemming investment transaction in order to determine if it should seek legal remedies to recover the unrecovered portion of its investment from the former directors of the Company.

NEUROLOGICAL TESTING

       In July 1995, the Company sold the medical equipment and business operations of its neurological testing subsidiary, Cortex Diagnostic Services, Inc., to Neurological Diagnostic Services, Inc. for $50,000, payable as follows:
$25,000 at closing, a $25,000, sixty day Promissory Note bearing interest at the rate of 10% per annum and the assumptions of lease agreements related to the medical equipment. The Note was due September 30, 1995, but was not paid until February 1996.

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

      In July 1995, as a result of a lawsuit settlement, the Company sold the assets, medical equipment and business operations of three of its CPM companies to Thera- Kinetics, Inc. ("TK"). Consideration for the sale included a $250,000 Promissory Note, bearing interest at the prime rate, payable to the Company in 12 installments of $20,833.33, and the assumption of approximately $400,000 in equipment leases. As of the date of this Report, TK had not assumed many of the leases, which has resulted in several lawsuits. See Item 3. Legal Proceedings. In addition, TK defaulted on its Promissory Note to the Company. The Company is presently exploring its legal remedies for the purpose of enforcing the provisions of the settlement agreement and intends to move forward when the Company has the financial resources and stability to do so.

      In September 1995, the Company sold Managed Home Recovery, Inc. ("MHR") to one of MHR's former owners in connection with the settlement of a lawsuit brought by that owner in May 1995. Consideration for the sale included $15,000 in cash, the return of 16,071 shares of the Company's common stock, the forgiveness of a note payable in the amount of $58,736, assumption of certain liabilities, the assignment and release of a line of credit in the approximate amount of $85,000, a 10% Promissory Note in the aggregate amount of $105,572.27 payable to the Company in installments of $2,000 each month, with the balance due on November 10, 1997.

PROFESSIONAL LIABILITY INSURANCE

      The Company currently maintains general and professional liability insurance for its operations in the single limit amount and aggregate annual limit amount of $5,000,000. There is no assurance that potential claims will not exceed this limit. While the Company's Mobile Labs are at a customer's facility, they operate only under the direction of licensed physicians on the customer's staff who direct the procedures, supervise the Company's nurses and technologists, and interpret the results of the examinations. The Company requires that its customers carry medical malpractice insurance to cover the physicians using the Company's Mobile Labs.

COMPETITION

      The health care industry in general, and the market for medical services and equipment in particular, is highly competitive.

      With respect to the Company's mobile cardiac catheterization services, the Company competes not only directly with other contract providers, but also with health care providers that have their own equipment and with equipment manufacturers and leasing companies that sell or lease equipment to health care providers for full-time utilization. Some of the Company's direct competitors which provide contracted medical services may have access to considerably greater financial resources than the Company. The Company competes against other contract providers on the basis of quality of services and equipment, price and reliability.

      In South Florida competition for clinical care division is highly competitive. The Company competes with three companies that are larger in size than the Company and may have access to considerably greater financial resources than the Company. The Company competes by providing more personalized care to the patients they serve as well as providing patient transportation and pharmaceutical delivery.

      The main competitors to FPII's group practice are Med-Partners, Phycor, and a number of smaller physician lead groups. Phycor is of the size that they prefer to buy existing group practices of twenty-five or more physicians which is a market the Company is not in at this time.

MARKETING

      Cardiology relies heavily on referrals to perform high-tech procedures. Most of the marketing for the Mobile Labs is done through word of mouth and is based on the Company's reputation in the medical community.

      The clinical care division markets through a variety of channels. It has several contracts with managed care companies in the South Florida area, it's personnel speak at local functions and the Company supports many local area events.

      The marketing to the physician group practice has taken on various forms:
Referrals from one physician to another, group presentations through sponsorship of dinner meetings, and personal contact.

EMPLOYEES

      As of March 23, 1997, the Company had 54 employees. The Company's ability to provide its services is dependent upon the Company recruiting, hiring and retaining qualified technical personnel. To date, the Company has been able to recruit and retain sufficient qualified personnel. None of the Company's employees are represented by a labor union. The Company has not experienced any work stoppages and considers its relations with its employees to be good.

ITEM 2.     DESCRIPTION OF PROPERTIES

      The Company leases approximately 6,000 square feet of office space in Boynton Beach, Florida for its corporate offices at an average monthly net rental of $4,966 per month over the term of the lease. The lease expires in April 2001. The Company believes this space is adequate to meet the current requirements. The Company also leases two other facilities for A/R Mediquest and Sysdacomp that range from 3,500 to 4,000 square feet and are occupied pursuant to leases on a month to month basis at an average month net rental of $1,300 and $2,243 per month. The Company leases space for its Essential Care Centers. The Company acquired through the Essential transaction two buildings located in the South Florida area. One of the buildings houses Essential Care Medical Center and the other building, located in Plantation, Florida was sold in November 1996. The mortgage payment on the remaining building is approximately $2,056 per month with 5 years left on the Note. The Company, with the consent of its prior landlord, sublets 3,300 square feet of office space in Boca Raton, Florida, which previously served as its corporate offices.

ITEM 3.     LEGAL PROCEEDINGS

CURRENT OPERATIONS

      In August 1996, a lawsuit was filed in the Circuit Court of Broward County, Florida by G4, Inc. against the Company seeking approximately $36,000 for past computer related services. The case is in the discovery stage.

      In January 1997, a demand for arbitration was filed with the American Arbitration Association of Orlando, Florida by Pyramid Holdings, Inc. The plaintiff alleges a breach of a consulting agreement in that the Company failed to compensate the plaintiff pursuant to the terms of the agreement. The Company intends to vigorously defend this lawsuit.

      In February 1997, a lawsuit was filed in the United States District Court, Southern District of New York, by Tula Business, Inc. et al. The suit alleges the Company failed to accurately convert preferred shares of stock issued pursuant to a transaction exempt from the registration requirements of the SEC pursuant to Regulation S promulgated under the Securities Act of 1933 as amended ("Regulation S") into shares of common stock. Similar charges were made by four other shareholders of preferred stock who threatened to file a lawsuit similar to the one brought by Tula Buiness, Inc. et al. The plaintiffs are seeking the issuance of additional shares. Effective April 7, 1997, the Company entered into a settlement agreement and mutual releases with the plaintiffs of the Tula Business, Inc. et al lawsuit and four other shareholders of preferred stock. The terms of the settlement required the Company to issue 2,063,346 unrestricted common shares, the exercise of 144,384 warrants into common stock at $1.50 per share (for an aggregate of $216,576 received by the Company) and the payment by the Tula Business, Inc. et al plaintiffs and certain of the four other claimants of $900,000 to the Company in settlement of its claims.

      On March 4, 1997, a lawsuit was filed against the Company in the Supreme Court of New York by Glick Enterprises. The suit alleges the Company failed to accurately convert shares of preferred stock issued pursuant to a transaction exempt from the registration requirements of the SEC pursuant to Regulation S promulgated under the Securities Act of 1933 as amended ("Regulation S") into shares of common stock. The plaintiffs are seeking the issuance of additional shares. On April 2, 1997, the Company's attorneys made a motion to dismiss three of the four causes of action in the Glick complaint. The Company intends to vigorously defend the lawsuit.

ESSENTIAL CARE MEDICAL CENTERS

      In January 1997, Dr. Franklin Saumell, et al filed a complaint in the Circuit Court of Dade County, Florida against the Company and Essential. The complaint alleges that the Company defaulted on payments to employees and to independent consultants. Dr. Saumell, et al are seeking approximately $455,000 in damages. The Company intends to vigorously defend the lawsuit.

      The Company is also involved in two other lawsuits whose outcome will not materially affect the financial condition of the Company.

CONTINUOUS PASSIVE MOTION

      In February 1996, a lawsuit was filed in the Circuit Court for Broward County, Florida by Oakmont Financial against the Company alleging default under an equipment lease and asking for damages in the amount of $50,000, attorney's fees, and costs. The case is in the settlement process.

      In April 1996, Corporate Capital Leasing Group, Inc. filed a suit in the Court of Common Pleas for Somerset, Pennsylvania against the Company alleging default and conversion under an equipment lease guarantee relating to its former subsidiary, BioInnovations. Damages are requested in excess of $25,000, including attorney fees and costs. In July 1996, this suit was settled for $4,660.

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

      In January 1997, a lawsuit was filed in the Circuit Court for Palm Beach County, Florida by Advanta Business Services, Corp. alleging default under an equipment lease. Advanta is seeking approximately $31,000 including interest and attorney fees.

MISCELLANEOUS

      In December 1995, Codise, Inc. ("Codise") filed a complaint in the Circuit Court for Dade County, Florida. The complaint names HLOA Diagnostic, Inc., the former name of the Company's neurological testing subsidiary, Cortex Diagnostic Services, Inc. Codise filed its lawsuit against the Company for failure to redeem stock issued by the Company as partial consideration for the purchase of assets of Codise, Inc. The Company contends that it was mislead in connection with the redemption payment for 1993 and that Codise is not entitled to any further consideration. Codise is seeking $65,190 in damages. In September 1996, Codise and the Company settled the lawsuit for $2,700 in cash and the exchange of general releases.

      In August 1996, Shape up America filed a lawsuit in the Superior Court of the State of California, County of Alameda-Eastern division against the Company, et al. The suit alleges conspiracy to damage the Plaintiff by depriving it of the benefits of the Agreements between the Plaintiff and the other defendants, inducing the said defendants to breach their Agreements with Plaintiff so that the Company could purchase the Talon RMS rights directly from Greenworld. The Company is currently reviewing the suit and what action it will take.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY
            HOLDERS

                             Not Applicable

                                     PART II

ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED
            STOCKHOLDER MATTERS
      The Company's Common Stock is traded in the over-the-counter market and is quoted through the National Association of Securities Dealers Automated Quotation System ("NASDAQ") under the symbol "MIOA." The following table shows, for the periods indicated, the high and low closing bid prices (post-reverse) of the Company's Common Stock as reported by NASDAQ:

1995                                                     HIGH              LOW
First Quarter ..............................            22 1/2            17 1/2
Second Quarter .............................            47 1/2            20
Third Quarter ..............................            57 1/2            37 1/2
Fourth Quarter .............................            81 1/4            30

1996                                                     HIGH              LOW
First Quarter ..............................            47 1/2            19 3/8
Second Quarter .............................            20 5/8             7 1/2
Third Quarter ..............................            13 3/4             5 5/8
Fourth Quarter .............................             6 4/5            25/32

      As of March 7, 1997, there were approximately 167 holders of record of the common stock, not including beneficial owners. The Company did not pay cash dividends on its common stock in 1995 or 1996.

REGULATION S OFFERING

      In 1996, the Company sold an aggregate of 41,725, as adjusted for the October 31, 1996 1 for 20 reverse stock split, shares of Series C preferred stock (the "Preferred Stock") and 32,303 (post-reverse) shares of common stock pursuant to Regulation S Offerings for proceeds in net amount to the Company of $7,579,785. The preferred stock is convertible into shares of the Company's common stock at the lesser of (i) 75% of the closing bid price of the Company's common stock, as reported by NASDAQ on the date of the closing of the Regulation S Offering or (ii) 65% of the average closing bid price for the five trading days immediately preceding the date of conversion. During the first and second quarter the bid price of the Company's common stock fell and the Company received notices to convert 31,250 (post- reverse) shares of Preferred Stock into an aggregate of 817,879 (post-reverse) shares of common stock. Although , the Company did not have an adequate number of shares authorized to effectuate the conversion, it negotiated a mutually agreeable solution with the Regulation S subscribers whereby it issued the remaining authorized shares of the Company to the Regulation S subscribers, pro rata, and received shareholder approval at the Company's annual shareholders meeting to increase the number of authorized shares of common in order to issue the balance of the converted shares.

RIGHTS OFFERING

      On November 20, 1996, the Company closed an exchange offering of units each consisting of one $15 Series D convertible preferred shares (the "Series D Shares") and 1.5 warrants to purchase common stock (the "Warrants"). The units were offered through Baytree Associates, Inc., acting as placement agent, solely to holders of the Company's $10 convertible Series C preferred stock and the consideration received by the Company was one Series C preferred share and $5.00 for each unit purchased. At the conclusion of the rights offering, 220,496 Series D shares and 330,774 Warrants were issued to investors. Each Series D Share is convertible into shares of the Company's common stock at the lesser of
(i) 75% of the closing bid price of the common stock on the date of the closing of the subscription (but not lower than $3.00 in the event of a stock split) or
(ii) 65% of the average closing bid price for the five trading days immediately preceding the date of conversion. The Warrants entitle the holders to acquire additional shares of common stock for $3.00 per share for a period of six months following the closing and for $4.00 per share thereafter until they expire 18 months after the closing.

      The offering was made only to "non-U.S. Persons" as defined in Regulation S and the aggregate commission, expenses and legal fees related to the offering totaled $194,677.

S-8 REGISTRATION STATEMENTS

      From January 1, 1996 through February 17, 1997, the Company issued an aggregate of 442,320 (post-reverse) common shares with a market value of $1,059,800. These shares were issued to consultants, employees and advisors pursuant to the Securities and Exchange Commission rules that govern S-8 registration statements on Form S-8.

ITEM  6.    MANAGEMENT'S DISCUSSION AND ANALYSIS

      The following should be read in conjunction with the Financial Statements and Notes thereto contained herein.

GENERAL

      During 1996 and 1995, the Company principally derived its revenue from its mobile cardiac catheterization division, its continuous passive motion division, and its medical centers. Since its inception, the Company has been providing mobile cardiac catheterization services to hospitals. In 1994, the Company purchased companies engaged in the rental of rehabilitative medical equipment and other home health care products, principally continuous passive motion ("CPM") rehabilitative products. In 1995 and 1996, the Company expanded into medical centers.

      During 1995, the Company sold the assets and operations of its CPM and Neurological divisions. In 1996, the Company closed down seven of its nine medical centers and intends to spin off the remaining medical centers during the 2nd quarter of 1997.

      COMPARISON OF THE RESULTS OF OPERATIONS FOR THE TWELVE MONTHS ENDED DECEMBER 31, 1996 AND DECEMBER 31, 1995

      Revenues from operations increased 2% to $1,276,904 in 1996 compared to $1,247,584 in 1995.

      Cost of services, which includes medical supplies, technical and sales personnel salaries and benefits and other expenses directly associated with the Company's services increased 17%, to $658,631 in 1996 from $562,248 in 1995. As a percentage of revenues from operations, cost of services increased to 52% in 1996 from 47% in 1995.

      General and administrative expenses decreased 12% to $2,522,876 in 1996 from $2,864,807 in 1995. This decrease is primarily due to a decrease in professional expense offset by an increase in legal expense.

      Depreciation and amortization decreased 39% to $353,785 in 1996 from $575,640 in 1995. This decrease is due to one of the Company's Mobile Labs being fully depreciated as of February 1996.

      As a result of the foregoing factors, the Company had a loss from continuing operations of $2,379,218 in 1996 compared to a loss from continuing operations of $2,866,019 in 1995.

LIQUIDITY AND CAPITAL RESOURCES

      In 1996 and 1995, the Company financed its operating and investment activities through a combination of cash flow from operations and several Regulation S securities offerings. Net cash used by operating activities in 1996 was $714,749 primarily due to the Company's 1996 net loss, compared to net cash used by operating activities of $715,542 in 1995. Net cash used by investing activities was $887,812 in 1996, compared to $798,968 used by investing activities in 1995. Net cash provided by financing activities was $1,891,591 in 1996 compared to $1,322,593 in 1995.

      At December 31, 1996, the Company had a working capital surplus of $276,949 compared to a working capital deficiency of $3,015,714 at December 31, 1995.

      During the first quarter of 1996, the Company was able to raise a net of $7,579,785 through the sale of securities governed by Regulation S.

      During 1996, the Company advanced to Westmark Group Holdings, Inc. $2,427,568 on a short term basis. In March 1996, $700,000 of the advance was converted to 10% convertible preferred stock of Westmark. In January 1997, the Company signed an agreement with Westmark whereby the Company and Westmark would restructure each other's debt and equity positions that each company currently holds in each other. In addition to the exchange of shares, Westmark would make a cash payment to the Company of up to $2,500,000 and the Company would receive a note for up to $3,950,000 with a ten year amortization. This agreement is based upon Westmark's ability to raise capital; no assurance can be placed on this agreement being effectuated.

      During the second quarter of 1996, the Company purchased, Donn Wells, M.D. medical practice, a health care clinic in Fort Lauderdale, Florida. Consideration for the sale included cash and 12,815 shares of the Company's common stock.

      In the fourth quarter of 1996, the Company raised a net of $907,729 through an exchange offering of units pursuant to Regulation S. Each unit consisted of one $15 Series D convertible preferred share and 1.5 warrants to purchase common stock.

      In January 1997, the Company leased its third Mobile Lab from Comdisco. The Mobile Lab was financed through a 36 month lease with monthly payments of $22,000.

      In March 1997, the Company entered into an asset purchase agreement whereby it sold one of its mobile cardiac catheterization labs for $800,000, $100,000 in cash and a promissory note in the amount of $700,000 bearing interest at ten percent to be paid over nine months at $60,000 per month with the balance of unpaid principal and accrued interest due and payable on December 15, 1997.

      In April 1997, the Company entered into a settlement agreement with the plaintiffs of the Tula Business, Inc. et al lawsuit. The terms of the settlement required the Company to issue 2,063,346 unrestricted common shares, the plaintiffs to exercise 144,384 warrants into common stock at $1.50 per share, an aggregate of $216,576 received by the Company and the payment by the plaintiffs and other claimants of $900,000 to the Company in settlement of its claims.

      The Company may continue to receive working capital from the exercise of warrants, private placements, long term debt and operations. If the Company's working capital is insufficient to fund its operations, it would have to explore additional sources of financing. No assurances, however, can be given that future financing would be available or if available, that it could be obtained at terms satisfactory to the Company. The Company's ability to continue operations is dependent upon its ability to obtain profitable operations and its ability to raise additional capital.

ITEM 7.     FINANCIAL STATEMENTS

      The Company's consolidated financial statements and the report of independent accountants thereon appear beginning on Page F-2. See index to consolidated financial statements on Page F-1.

ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
            ON ACCOUNTING AND FINANCIAL DISCLOSURE

      On January 15, 1996, the Board of Directors of the Company voted to dismiss its prior independent accountants, Ernst & Young, LLP. Ernst & Young's report on the Company's financial statements during the two most recent fiscal years contained no adverse opinion or disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles except that Ernst & Young's report dated March 17, 1995, on the Company's financial statements for the two fiscal years ended December 31, 1994 was modified for uncertainties about (1) the Company's ability to continue as a going concern, and (2) the ultimate outcome of litigation.

      During the last two fiscal years, and the subsequent period to January 15, 1996, there were no disagreements between the Company and Ernst & Young on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Ernst & Young would have caused it to make a reference to the subject matter of the disagreements in connection with its reports.

      None of the "reportable events" described in Item 304(a)(1)(v) of Regulation S-K occurred with respect to the Company within the last two fiscal years except as follows:

      In connection with their planning of the 1994 audit of the Company, Ernst & Young evaluated the internal control structure of KVM Rehabilitation, Inc.
(KVM), a subsidiary acquired by the Company in 1994, in order to determine the nature, timing and extent of their audit procedures. In connection with their review, Ernst & Young issued a letter to the Company which identified certain weaknesses, primarily involving a lack of segregation of duties, within KVM.

      Ernst & Young provided the Company with a letter addressed to the Commission stating it agreed with the statements above. A copy of that letter, dated January 25, 1996 was filed as Exhibit 1 to the Form 8-K/A dated January 24, 1996.

      In February 1996, the Company engaged the services of McGladrey and Pullen, LLP ("McGladrey"). The Company authorized Ernst & Young to respond to any and all inquires of the successor accountant.

      On June 10, 1996, McGladrey resigned as the Company's independent auditors and advised the Company that it lacked the internal controls necessary for the development of reliable financial statements and that McGladrey was no longer willing to rely on management's representations.

      McGladrey based this statement on the fact that there was a material weakness in the internal control structure of the Company relating to the documentation of agreements and decisions made by the Board of Directors and that written documentation that had been furnished to it during the course of the audit had been subsequently modified and that some events had occurred that had not been documented at all. Due to the modifications and new information provided by management, McGladrey was required to reevaluate the accounting for a significant transaction which could have materially impacted the fairness and reliability of the financial statements. This also required them to extend their subsequent event audit procedures to the new audit date and required updated responses to legal confirmation.

      Despite the Company's best efforts to furnish additional information that would allow McGladrey to resolve the inconsistencies and complete the audit, McGladrey was not able to reconcile the evidential matter obtained during the course of its audit with management's representations concerning certain events and transactions and the manner in which those events and transactions had been reflected in the Company's financial statements.

      The Company does not agree with McGladrey's findings or the reason for its resignation.

      During the 1995 audit, there were no disagreements between the Company and McGladrey on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of McGladrey, would have caused it to make a reference to the subject matter of the disagreements in connection with its reports.

      Since McGladrey was retained in February 1996 and never completed an audit for the Company, it did not issue any reports on financial statements for either of the past two years and therefore no report contained an adverse opinion or disclaimer of opinion, or was modified as to uncertainty, audit scope, or accounting principles.

      The Company has received from McGladrey a letter addressed to the Securities and Exchange Commission ("SEC") stating that it agrees with the statements made by the Company in response to Item 304 (a) of Regulation S-K. The Company filed this letter as an exhibit to Form 8-K/A dated June 18, 1996.

      On June 13, 1996, the Company engaged the services of Grant-Schwartz Associates, CPA's. The Company has authorized McGladrey to respond to any and all inquires of the successor accountant.

                                    PART III

ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
            CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A)
            OF THE EXCHANGE ACT.

EXECUTIVE OFFICERS AND DIRECTORS

The following table sets forth certain information concerning the executive officers and directors of the Company as of April 10, 1997:

                                        POSITION WITH
     NAME                 AGE              COMPANY
     ----                 ---           -------------
Michael F. Morrell         55      Chairman of the Board,
                                   Chief Executive Officer,
                                   Acting President and
                                   Director

Paul C. Pershes            53      Director

Theodore J. Orlando        60      Director

Linda Moore                45      Senior Vice President and
                                   Secretary

Dawn M. Drella             29      Chief Financial Officer


      Mr. Morrell, who is married to Ms. Moore (married, April 1997), has served as a director of the Company and as chairman of the board and chief executive officer since August 1996. From March 1994 through November 1995, Mr. Morrell served as president and as a director of Westmark Group Holdings, Inc. ("Westmark"). From March 1990 to March 1994, Mr. Morrell served as president of Nexus Leasing Corp. and Nexus Realty which he founded in March 1990. From 1966 to 1984 Mr. Morrell served in various capacities at Reliance Group Holdings
(NYSE) and its wholly owned subsidiary Leasco. Mr. Morrell served on the joint Board of Directors and as Vice President of Reliance and President of Leasco.

      Mr. Pershes has served as a director of the Company since August 1996. Mr. Pershes has been a director and officer of Weinberg, Pershes and Company, P.A. since August 1995. From January 1993 to August 1995, Mr. Pershes was a director of Pershes and Company, P.A. and its predecessor companies. From December 1990 to December 1992, Mr. Pershes served as president of Temco Service Industries, Inc.

      Mr. Orlando has served as a director since March 1997. In 1994, Mr. Orlando founded Barkus Capital Resources, Ltd., an entity engaged in real estate and stock investments in which he is president. From 1980 to 1994, Mr. Orlando acted as chairman and chief executive officer of TJ Systems Corporation, a computer leasing entity. Mr. Orlando took TJ Systems public in 1994

      Ms. Moore, who is married to Mr. Morrell, has served as the senior vice president and secretary of the Company since January 1997. She has served as senior v.p./assistant secretary of Westmark Group Holding, Inc. from March 1994 through December 1995. Prior to her affiliation with Westmark, Ms. Moore founded Moore Financial Services, Inc. to provide financial public relations for public companies and private firms trying to go public. From 1986 to 1990, Moore Financial, based in New Jersey, participated in four successful initial public offerings while representing some 12 additional clients on a consulting basis.

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

OTHERS

      The following individuals play a significant role in the Company's operations:

DR. RAZZAK TAI, MD, FACCP, ACCP, MRCP, MEDICAL DIRECTOR

      Dr. Tai is Board Certified in Internal Medicine and Cardiovascular Diseases. Dr. Tai attended the Cardiovascular program at Montefiore Hospital, Bronx, New York, from July 1967 - June 1969; Cardiology Residency at Hamilton Hospital Mc Master University, Ontario, Canada, July 1965 - June 1966; Birmingham Group, United Kingdom, January 1964 - December 1964; General Medicine, St. Charles Hospital, Toledo, Ohio, July 1966 - June 1967; Surgical Internship, Nelson Hospital, July 1959 - January 1960; Dr. Tai practices all aspects of Invasive and Diagnostic Cardiology, Angiography, Nuclear and Internal Medicine. He is the author of two books: Heart Doctor's Heart Book, 1974; EKG Interpretation Made Easy, 1975. Dr. Tai is presently on staff and in good standing with Florida Hospital, Columbia Regional Hospital and Orlando Regional Medical Center.

MR. ROBERT SEGARRA, RCPT, RCDMS, FAMA

      Mr. Segarra is currently a consultant and has been involved with the Company since January 1990. He attended the Cardiovascular and Cardiopulmonary Program at San Diego Regional Medical Center and Brook Army Medical Center, 1980
- 1982. Mr. Segarra is Board Registered in all aspects of non-invasive and invasive cardiology. Mr. Segarra has received formal training in MRI, nuclear medicine, ultrasound, pulmonary testing, and electrophysiology. From October 1987 to February 1990, Mr. Segarra served as Director of Cardiology Services at North Broward Medical Center. Mr. Segarra was Director of Cardiac Catheterization Laboratory and Supervisor of Special Procedures-Radiology at St. Lukes Lutheran Hospital in San Antonio, Texas from January 1987 to October 1987. Since November 1989, Mr. Segarra has also served as Assistant Dean for Invasive Cardiology at Barna College in Fort Lauderdale, Florida. Additionally, Mr. Segarra assisted in Cardiovascular Research on Right Ventricular Volume Calculations at the University of Texas Health Science Center and performed Research Hemodynamics at Brook Army Medical Center, Mr. Segarra acted as President of the American Society of Cardiovascular Professionals. Since June 1989, Mr. Segarra has been a faculty member and a part of the Cardiac Catheterization Lab Task Force at Broward Community College in Fort Lauderdale, Florida.

HARRY KOBRIN

      Harry Kobrin was the president and chief operating officer of the Company from August 1996 until his death in November 1996.

      COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

      Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than 10 percent of the Company's Common Stock, to file with the SEC the initial reports of ownership and reports of changes in ownership and reports of changes in ownership of common stock, officers, directors and greater than 10 percent shareholders are required by SEC regulation to furnish the company with copies of all Section 16(a) forms they file.

      To the best of the Company's knowledge, based solely on review of the copies of such reports furnished to the Company, all Section 16(a) filing requirements applicable to its officers and directors were complied with during the year ended December 31, 1996. The Company has reason to believe that certain investors referred to in Item 5 owned at one point, and may currently own more than 5 and 10% of the Company's outstanding common stock, but the Company has not received any filings indicating such.

ITEM 10.    EXECUTIVE COMPENSATION

      The following table sets forth the compensation awarded to, earned by or paid to the Company's Chief Executive Officer and other executive officers for services rendered to the Company during 1996. No other person, who, during 1996 served as an executive officer of the Company, had a total annual salary and bonus in excess of $100,000.

                                                               OTHER ANNUAL   OPTIONS
NAME & PRINCIPAL POSITION(1)(2) YEAR    SALARY ($)  BONUS($)   COMPENSATION  SARS(#)  LTIP PAYOUTS
----------------------------    ----    ----------  --------   ------------  -------  ------------
                                                                                           ($)
Michael F. Morrell (1)          1996     $74,999       0           0           0           0
Norman J. Birmingham (2)        1996     $49,230       0           0           0           0
                                1995     $21,461       0           0           0           0

-------------------------
1.    Mr. Morrell was chief executive officer from August 1996 to the present.

2. Mr. Birmingham resigned from the Company as president and chief executive officer in August 1996.

OPTION GRANTS DURING 1996 AND AGGREGATED FISCAL YEAR-END OPTION VALUE

                                        PERCENT OF TOTAL
                                        OPTIONS/SARS
                       OPTIONS/         GRANTED TO
                         SARS           EMPLOYEES IN            EXERCISE OR BASE          EXPIRATION
NAME                  GRANTED (#)       FISCAL YEAR             PRICE ($/SH)               DATE
----------------------------------------------------------------------------------------------------------
MICHAEL MORRELL         25,000                                     $1.50                   8/27/98


                                                                   NUMBER OF               VALUE OF
                                                                   UNEXERCISED             UNEXERCISED
                                                                   OPTIONS/SARS AT         IN-THE MONEY
                                                                   FY-END (#)              OPTIONS/SARS AT
                                                                                           FY-END ($)





                     SHARES ACQUIRED                                EXERCISABLE/          EXERCISABLE/
NAME                 ON EXERCISE (#)           VALUE REALIZED ($)   UNEXERCISABLE         UNEXERCISABLE
-------------------------------------------------------------------------------------------------------
                                                     ---               ---

LONG-TERM INCENTIVE PLANS

      The Company does not have any long-term incentive plans.

1996 STOCK OPTION PLAN FOR OFFICERS AND DIRECTORS

      In September 1996, the shareholders of the Company ratified the 1996 Stock Option Plan for officers and directors. Under the plan, 3,000,000 shares of the Company's common stock may be issued. The plan is administered by the Company's compensation committee which has the authority to determine to whom awards shall be granted. This plan supersedes the 1992 director stock option plan.

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

EMPLOYMENT AGREEMENTS

      In January 1997, the Company signed an employment agreement with Michael Morrell. The term of agreement is for four years, with compensation equal to an annual salary of $150,000, the granting of 775,000-925,000 stock options to be vested over a four year period and the payment of normal business expenses.

DIRECTORS AND OFFICERS LIABILITY INSURANCE

      The Company maintains a $3,000,000 Director and Officer and Company Reimbursement Insurance Policy ("the Policy") with a retention of $500,000. The Policy will pay the judgments, damages, settlement and defense costs ("loss") of each director or officer of the Company and reimburse the Company for any loss due to any alleged breach of duty, neglect, erroneous misstatement, misleading statement, omissions or act by the Directors or Officers of the Company except losses arising out of or in connection with, among other things (i) gaining personal profit or advantage; (ii) criminal or deliberate fraudulent acts; (iii) self dealing; (iv) violations of Section 16 (b) of the Securities Exchange Act of 1934 and amendments thereto or similar state laws; (vi) certain corporate takeover transaction; (vii) failure to maintain insurance; (viii) pending or prior litigation or actions derived from the same facts as the pending or prior litigation (ix) violations of the Environmental Protection Act or similar laws and, (x) violations of the Employee Retirement Income Security Act of 1974 or amendments thereto or any similar state or common law.

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
            AND MANAGEMENT

      The following information is furnished as of March 26,1997 as to each person known by the Company to be the beneficial owner of more than 5% of the Common Stock of the Company and as to the beneficial ownership of the Company's Common Stock by each director of the Company and by all directors and executive officers of the Company as a group:

                                          SHARES OF            PERCENTAGE
NAME AND BUSINESS ADDRESS                 COMMON STOCK         OF CLASS
--------------------------                -------------        ------------
Michael F. Morrell
1903 S. Congress Ave., Suite 400
Boynton Beach, FL 33426                   25,000(1)               *

Paul C. Pershes
1903 S. Congress Ave., Suite 400
Boynton Beach, Florida 33426              12,500(2)               *

Theodore J. Orlando
1903 S. Congress Ave., Suite 400
Boynton Beach, Florida 33426                                      *

Linda Moore
1903 S. Congress Ave., Suite 400
Boynton Beach, Florida 33426               2,000(3)                *

Dawn M. Drella                             1,000(4)                *
1903 S. Congress Ave. Suite 400
Boynton Beach, Florida 33426

Ultralex Overseas Corp.                  196,058                  10%
50th Street, Towerbank Bldg.
1st Floor
P.O. 8799
Panama 5, Panama

All Directors and Executive
Officers as a Group                       40,500(1)(2)(3)(4)       *
-------------------------
 *    less than 1%

(1) Includes options to purchase 25,000 shares of common stock at $1.50 per share.

(2) Includes options to purchase 12,500 shares of common stock at $1.50 per share.

(3) Includes options to purchase 40,000 shares of common stock at $1.50 per share.

(4) Includes options to purchase 500 shares of common stock at $65.00 per share and 500 shares at $20.00 per share.

      On January 13, 1997, 3 Regulation S shareholders filed a Schedule 13D with the Securities and Exchange Commission for an aggregate of 2,303,253 common shares. The Company's position is that these shareholders are grossly overstating their post-conversion beneficial ownership. The error appears to be the result of the misapplication on the parts of four investors of the conversion formula applicable to the conversion of preferred stock to common stock. The investors have received the correct number of common shares from the Company's transfer agent.

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED
            TRANSACTIONS

WEINBERG, PERSHES & COMPANY

      During 1995 and 1996, the Company engaged Weinberg, Pershes & Company ("Weinberg"), an accounting services firm, for consulting services. Paul Pershes, a director of the Company, is a director and shareholder of Weinberg. In December 1996, Weinberg received 28,000 ($35,000) shares of common stock from the Company pursuant to a consulting contract dated October 1, 1996.

COMPENSATION OF DIRECTORS

      During October 1995, the Company registered on Form S-8 shares of the Company's common stock issued to the following directors and former directors for services rendered as advisors and consultants: Edwin F. Russo - 3,750 (post-reverse) shares, Frank Dolney - 3,750 (post-reverse) shares, Budget Services (Mr. Birmingham is the sole shareholder of Budget Services) - 1,250 (post-reverse) shares, and Medical Industries Consulting, Inc. (Jean Johnstone is a majority shareholder), 3,750 shares. These shares were valued at $159,375, $159,375, $53,125 and $159,375. Mr. Birmingham was not an officer or director at the time that the Budget Services shares were issued. These shares were issued for services rendered to Technomed. Subsequent to year end, Mr. Dolney returned his shares to the Company.

      WESTMARK GROUP HOLDINGS, INC.

      In November 1995, the Company signed a Share Exchange Agreement with Westmark, a publicly traded company (NASDAQ-WGHI), pursuant to which the Company received a 49% interest or 1,298,388 shares of Westmark common stock in exchange for $1,210,000 in cash and cash equivalents, a note payable in the amount of $315,000 and 10,000 (post-reverse) shares of the Company's Series B preferred stock, with a stated value of $10. The Share Exchange Agreement provides that the Company's 49% interest will be maintained and that Westmark is obligated to issue additional shares to maintain such ownership position.

      The then officers of Westmark, Mr. Morrell and Ms. Moore resigned as officers and Mr. Morrell resigned as a director. The Company issued Mr. Morrell a promissory note in the principal amount of $415,000, bearing interest at a rate of 12% per annum, to repay a $415,000 advance previously made to Westmark. Mr. Morrell has the right to convert all or a portion of this loan into shares of the Company's common stock at a rate equal to 50% of the closing bid price on the day preceding such conversion. The Company granted certain registration rights in connection therewith. Ms. Moore was issued a Promissory Note by the Company in the principal amount of $60,000, bearing interest at a rate of 12% per annum, to repay a $60,000 advance previously made to Westmark. Mr. Morrell and Ms. Moore presently act as the chief executive officer and senior vice president of the Company.

      In the first and second quarters of 1996, the Company advanced to Westmark additional financing of $2,427,568 to be used for Westmark's operations and financing activities. The financing was to be provided in the form of short term advances which the Company may, at it's option, convert to equity. As of the date of this report, $700,000 has been converted to 10% convertible preferred stock of Westmark.

      In addition, during 1996 Norman J. Birmingham, the Company's former president, by contract, devoted 50% of his time to the Company, served as Westmark's president and operated Budget Services, Inc. Dawn M. Drella, the Company's chief financial officer also devoted time and served as Westmark's chief financial officer until June 1996 when she resigned.

      ESCROW AGREEMENT

       On September 1, 1992, all the shareholders of the Company entered into an escrow agreement whereby an aggregate of 47,500 (post-reverse) common shares ("Escrow Shares") were placed in escrow. The escrow shares would have been released to the shareholders if the Company's pre-tax earnings exceeded certain levels or if the bid price of the Company's common stock exceeded certain levels.

      Since the Company's 1994, 1995 and 1996 pre-tax earnings and the Company's common stock bid prices did not reach the criteria levels necessary for return to the escrow holders, 47,500 (post-reverse) are to be returned to the Company as treasury stock.

      CHANGE IN CONTROL OF REGISTRANT

      In May 1995, Edwin F. Russo, Edwin F. Russo II, Bradley T. Ray (the son of Jean Johnstone, the former chairman of the Company) and Frank Dolney (the "Acquiring Persons") acquired an aggregate of 49,928 (post-reverse) shares of common stock from Marilyn Zinns. The Acquiring Persons reported the transaction on Form 13D. The 13D also indicated that they acquired from Ms. Zinns the right to receive, on a pro-rata basis, up to 36,135 (post-reverse) of the Escrowed Shares, if and when such shares were released under the terms of the Escrow Agreement and the immediate right to vote 45,173 (post-reverse) of the Zinn's escrowed shares. (See Escrow Agreement above) Mr. Edwin F. Russo was then elected to the Company's Board of Directors. Mr. Dolney and Mrs. Johnstone were later elected to its Board of Directors in July 1995.

      In May 1996, the Acquiring Persons amended the Form 13D deleting the previously asserted right to acquire the 36,135 (post-reverse) additional shares and stating that the proxy had been determined to be invalid.

TECHNOMED ACQUISITION

      In August 1995, the Company completed a Share Exchange Agreement with Technomed, Inc. shareholders to acquire 100% ownership (7,422,500 shares of common stock) of Technomed, Inc. for 136,950 (post-reverse) unregistered shares of the Company's common stock.

      Three of the Company's directors at the time of the transaction, Edwin F. Russo, Jean Johnstone and Frank Dolney directly or indirectly had an interest in Technomed. Mr. Russo held shares (.6%), Ms. Johnstone, personally and through Medical Industries Consulting, Inc. and family members held 1,950,000 shares (26%) and Frank Dolney's wife D. Ann Jassen held 750,000 shares (10.1%) of Technomed common stock. The transaction was approved by a majority of unaffiliated directors of the Company.

JEAN JOHNSTONE AGREEMENT

      In June 1996, the Company entered into an Agreement with Jean Johnstone, the Company's chairman of the board and a director of the Company, whereby among other things, the Company would facilitate, through a third party the purchase of 20,000 (post-reverse) shares of the Company's common stock from Ms. Johnstone at the closing bid price per share of the Company's common stock as reported by NASDAQ on the day prior to purchase. If the purchase price is not at least $284,000.71 the Company agreed to issue Johnstone a convertible debenture in an amount equal to the shortfall. The Company has agreed to register the shares underlying the debenture. If a third party purchase could not be facilitated in 120 days, the Company agreed to repurchase the shares at the price set forth above by issuance of a Senior Promissory Note bearing interest at the rate of 8% per annum, paying interest only, quarterly in arrears, with a balloon payment due June 7, 1997. In addition, the Company purchased 1,050 (post-reverse) shares from Ms. Johnstone at the purchase price of $.87 for a total purchase price of $18,270. The shares have not been returned to the Company.

      The Company also granted Ms. Johnstone a five-year option to purchase 10,000 shares of the Company's common stock at $20.00 per share. The parties executed mutual general releases and Ms. Johnstone resigned as Chairman of the Board and a Director of the Company.

      In April 1996, the Company issued a check to Ms. Johnstone in the amount of $400,000. This sum was for the following: (i) partial payment for the repurchase of stock, $13,851; (ii) A/R Mediquest accrued salary, $33,603; and
(iii) repayment of her loan to C.J. Holding/A/R Mediquest , $352,546.

BRADLEY RAY AGREEMENT

      In June 1996, the Company entered into an Agreement with Bradley Ray, as consultant to the Company and the son of Ms. Johnstone whereby, among other things, the Company would facilitate, through a third party the purchase of 15,000 (post-reverse) shares of the Company's common stock from Mr. Ray at the closing bid price per share of the Company's common stock as reported by NASDAQ on the day prior to purchase. If the purchase price is not at least $214,285.71, the Company agreed to issue a one-year convertible debenture in the amount of the shortfall. The Company has agreed to register the shares underlying the Debenture. If a third party purchase could not be facilitated in 120 days, the Company agreed to repurchase the shares as the price set forth above by the issuance of a Senior Promissory Note, bearing interest at the rate of 8% per annum, paying interest only, quarterly in arrears, with a balloon payment due June 7, 1997.

      In addition, the Company also granted one-year options to purchase 30,000 (post-reverse) and 10,000 (post-reverse) shares of the Company's common stock at $6.80 per share and $8.00 per share, respectively. The Company agreed to register the shares underlying the options.

      The Company also issued Mr. Ray a one-year promissory note in the amount of $700,000 for payment of commissions Mr. Ray earned as a consultant. This note was partial consideration for the Greenworld sale.

      The parties also executed mutual general releases.

CONSULTING AGREEMENT

      In June 1996, the Company entered into a 50-month consulting agreement with Mr. Ray for a monthly consulting fee of $5,713 per month. In July 1996, this consulting contract was paid in full through the issuance of 22,500 (post-reverse) common shares registered under Form S-8.

ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits


EXHIBITS        DESCRIPTION
--------        -----------
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

10.9  Westmark Group Holdings, Inc. Agreement****

10.10 Greenworld Technologies, Inc. Agreement****

10.11 Employment Agreement -Harry Kobrin****

10.12 Employment Agreement - Dawn M. Drella****

10.13 Essential Care Share Exchange Agreement****

10.14 Amendment to Essential Care Share Exchange Agreement****

10.15 Employment Agreement-Michael Morrell

22    Subsidiaries of Heart Labs of America, Inc.****
--------------------------------------
* Incorporated by reference from the Exhibit with the same reference number in the Company's Registration Statement.

** Previously filed as an exhibit to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1992.

*** Previously filed as an exhibit to the Company's Form 8-K dated August 23, 1995.

**** Previously filed as an exhibit to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995.

 (b)  Report on Form 8-K

     The Company filed Form 8-K, (Event of December 5, 1996), reporting (Item 9. Sales of Equity Securities pursuant to Regulation S.) the offering of units of its Series D Convertible Preferred.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. MEDICAL INDUSTRIES OF AMERICA, INC.

                                          /s/ MICHAEL F. MORRELL
                                              Michael F. Morrell
                                              Chief Executive Officer


      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



MARCH 30, 1997                            /s/ MICHAEL F. MORRELL
                                              Michael F. Morrell
                                              Chief Executive Officer & Director



MARCH 30, 1997                            /s/ PAUL C. PERSHES
                                              Paul C. Pershes
                                              Director


MARCH 30, 1997                            /s/ THEODORE J. ORLANDO
                                              Theodore J. Orlando
                                              Director


MARCH 30, 1997                            /s/ LINDA MOORE
                                              Linda Moore
                                              Senior Vice President


MARCH 30, 1997                            /s/ DAWN M. DRELLA
                                              Dawn M. Drella
                                              Chief Financial Officer

                       Medical Industries of America, Inc.
                   Index to Consolidated Financial Statements

                                                                            Page
                                                                            ----
Report of Independent Certified Public Accountants ........................  F-2

Consolidated Balance Sheet ................................................  F-3

Consolidated Statements of Operations .....................................  F-5

Consolidated Statements of Shareholders' Equity ...........................  F-6
 (Capital Deficiency)

Consolidated Statements of Cash Flows .....................................  F-7

Notes to Consolidated Financial Statements ................................  F-9

                        GRANT-SCHWARTZ ASSOCIATES, CPA'S
                             40 Southeast 5th Street
                                    Suite 500
                              Boca Raton, FL 33432

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors
Medical Industries of America, Inc.

We have audited the accompanying consolidated balance sheet of Medical Industries of America, Inc., formerly known as Heart Labs of America, Inc., and its subsidiaries as of December 31, 1996 and 1995 and the related consolidated statements of income, shareholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Medical Industries of America, Inc. and Subsidiaries as of December 31, 1996 and 1995 and the results of its consolidated operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses from operations which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Grant-Schwartz Associates, CPA's

Boca Raton, Florida
March 10, 1997

                       MEDICAL INDUSTRIES OF AMERICA, INC.
                  FORMERLY KNOWN AS HEART LABS OF AMERICA, INC.
                           CONSOLIDATED BALANCE SHEET
                                  DECEMBER 31,

                                     ASSETS

                                                          1996          1995
                                                      -----------   -----------
CURRENT ASSETS

  Cash and cash equivalents ........................  $   241,461   $    24,431
  Accounts receivable - trade, net of
   allowance for doubtful accounts
   1996 $20,520; 1995 $50,000 ......................      237,385       456,361
  Accounts receivable - other ......................       85,851       246,152
  Current maturities of notes receivable ...........    1,811,140       145,676
  Inventories of medical supplies ..................       14,871        15,030
  Refundable income taxes ..........................          -0-        20,000
  Prepaid expenses and other current assets ........      113,179        56,437
                                                      -----------   -----------
      Total current assets .........................    2,503,887       964,087
                                                      -----------   -----------
PROPERTY AND EQUIPMENT

  Mobile cardiac catheterization laboratories and
     medical equipment .............................    2,911,952     2,805,124
  Computer software ................................          -0-       824,719
  Building and building improvement ................      412,117       556,399
  Furniture and office equipment ...................      319,141       325,971
  Less: accumulated depreciation and amortization ..   (2,871,414)   (2,561,937)

      Net property and equipment ...................      771,796     1,950,276
                                                      -----------   -----------
OTHER ASSETS

  Investment in Westmark Group Holdings, Inc. ......    2,233,200     2,290,743
  Notes receivable, less current maturities ........      106,535        70,305
  Goodwill, net of accumulated amortization
   1995 $15,712; ...................................          -0-       926,990
  Other assets .....................................      128,240       134,715

      Total other assets ...........................    2,467,975     3,422,753
                                                      -----------   -----------
           TOTAL ASSETS ............................  $ 5,743,658   $ 6,337,116
                                                      ===========   ===========

                 See Notes to Consolidated Financial Statements

                       MEDICAL INDUSTRIES OF AMERICA, INC.
                  FORMERLY KNOWN AS HEART LABS OF AMERICA, INC.
                           CONSOLIDATED BALANCE SHEETS
                                  DECEMBER 31,

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                         1996          1995
                                                     ------------  ------------
CURRENT LIABILITIES

  Notes payable - primarily to related parties ..... $    339,505  $  1,834,986
  Current maturities of long-term debt .............      251,120       337,092
  Current maturities of capital lease obligations ..      466,581       617,103
  Accounts payable .................................      443,203       825,090
  Accrued expenses .................................      726,529       425,728
                                                     ------------  ------------
       Total current liabilities ................... $  2,226,938  $  4,039,999
                                                     ------------  ------------
  Long-term debt, less current maturities ..........      146,556       349,511
                                                     ------------  ------------
  Capital lease obligation, less current maturities           -0-       247,418
                                                     ------------  ------------
  Minority interest ................................        3,129        31,880
                                                     ------------  ------------
COMMITMENTS

SHAREHOLDERS' EQUITY
  Preferred shares, authorized 5,000,000 shares:
    issued and outstanding:
   Series A convertible shares, 22,276 issued ......          -0-           -0-
   Series B convertible shares, 10,000 issued
      $10 stated value, less 4,900 shares minority
         interest ..................................    1,020,000     1,020,000
       Series C convertible shares, 4,725 issued ...      945,000           -0-
       Series D convertible shares, 220,496 issued .    3,425,480           -0-
  Common shares, no par value, authorized 8,000,000:
    issued and outstanding 1996, 1,208,688 shares;
    1995, 456,845 shares, including 47,500 escrow
    shares .........................................   17,312,719    12,518,733
Less treasury shares (3,750 shares at stated value)      (159,375)

 Accumulated (deficit) .............................  (19,176,789)  (11,870,425)
                                                     ------------  ------------
     Total shareholders' equity ....................    3,367,035     1,668,308
                                                     ------------  ------------
        TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY . $  5,743,658  $  6,337,116
                                                     ============  ============

                      See Notes to Consolidated Financial Statements

                       MEDICAL INDUSTRIES OF AMERICA, INC.
                  FORMERLY KNOWN AS HEART LABS OF AMERICA, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                  DECEMBER 31,

                                                        1996            1995
                                                    -----------     -----------
REVENUE
  Revenue from operations ......................    $ 1,276,904     $ 1,247,584
  Interest income ..............................          9,329           3,915
  Other revenue ................................         25,910             -0-
                                                    -----------     -----------
      Total revenue ............................      1,312,143       1,251,499
                                                    -----------     -----------
COST AND EXPENSES
  Cost of services .............................        658,631         562,248
  General and administrative expenses ..........      2,522,876       2,864,807
  Depreciation .................................        353,785         575,640
  Other ........................................         36,895             809
   Interest expense ............................        119,174         114,014
                                                    -----------     -----------
      Total cost and expenses ..................      3,691,361       4,117,518
                                                    -----------     -----------
Loss from continuing operations ................     (2,379,218)     (2,866,019)

Loss from discontinued operations ..............     (4,927,146)     (5,977,324)
                                                    -----------     -----------
      Net loss .................................     (7,306,364)     (8,843,343)
                                                    -----------     -----------
Per share of common stock:
   Loss from continuing operations .............          (2.88)         (13.54)
   Loss from discontinued operations ...........          (5.96)         (28.21)
                                                    -----------     -----------
   Net loss ....................................          (8.84)         (41.75)
                                                    ===========     ===========
Weighted average common shares outstanding,
 excluding contingently issuable shares ........        826,127         211,866
                                                    ===========     ===========

                      See Notes to Consolidated Financial Statements

                       MEDICAL INDUSTRIES OF AMERICA, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                     YEARS ENDED DECEMBER 31, 1996 AND 1995

                                                          PREFERRED STOCK          COMMON STOCK
                                                        ------------------   -------------------------    ACCUMULATED
                                                        SHARES    AMOUNT       SHARES        AMOUNT       (DEFICIT)        TOTAL
                                                        -------  ----------  -----------  ------------   ------------   -----------
Balance, January 1, 1994 .............................    -0-        -0-         109,735     4,463,959     (3,027,082)    1,436,877
  Acquisitions of Technomed, Inc. ....................    -0-        -0-         136,950     4,313,930           --       4,313,930
  Shares issued in connection with
investment in Westmark Group Holdings ................    5,100   1,020,000         -0-           -0-            -0-      1,020,000
Inc. - Net of minority interest
  Shares issued for services .........................    -0-        -0-          65,934     1,416,132           --       1,416,132
  Shares issued upon the exercise of options .........    -0-        -0-          10,250       280,000           --         280,000
  Shares of common stock .............................    -0-        -0-          45,093       806,800           --         806,800
  Dividends on preferred stock .......................    -0-        -0-            -0-        (44,958)          --         (44,958)
  Conversion of Technomed, Inc. Preferred
     stock into common stock of Heart Labs ...........    -0-        -0-          41,383     1,282,870           --       1,282,870
  Net (loss) .........................................    -0-        -0-            -0-           -0-      (8,843,343)   (8,843,343)
                                                        -------  ----------  -----------  ------------   ------------   -----------
Balance, December 31, 1995 ...........................    5,100  $1,020,000      409,345  $ 12,518,733   $(11,870,425)  $ 1,668,308
                                                        =======  ==========  ===========  ============   ============   ===========
  Sales - as per regulation "S" ......................     --          --        502,638     4,912,100           --       4,912,100
  Sale of common stock ...............................     --          --          3,000        67,500           --          67,500
  Shares issued for services .........................     --          --         34,678       555,747           --         555,747
  Shares issued for acquisitions .....................     --          --         12,815       175,000           --         175,000

  Sales - as per regulation "S" ......................     --          --        122,512       664,900           --         664,900
  Shares for services ................................     --          --         76,200        65,250           --          65,250

  Less: capital raise costs ..........................     --          --           --      (1,805,886)          --      (1,805,886)

  Net (loss) .........................................     --          --           --            --       (7,306,364)   (7,306,364)
  Issued - Series C - Net of conversion to common ....    4,725     945,000          -0-           -0-            -0-       945,000
  Issued - Series D - Net of conversion to common ....  220,496   3,425,480          -0-           -0-            -0-     3,425,480
                                                        -------  ----------  -----------  ------------   ------------   -----------
                                                        230,321  $5,390,480    1,161,188  $ 17,153,344    (19,176,789)  $ 3,367,035
                                                        =======  ==========  ===========  ============   ============   ===========

                       MEDICAL INDUSTRIES OF AMERICA, INC.
                  FORMERLY KNOWN AS HEART LABS OF AMERICA, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  DECEMBER 31,

                                                             1996          1995
                                                         -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss from continuing operations ...................  $(2,379,218)  $(2,866,019)
Net loss from discontinued operations .................   (4,927,146)   (5,977,324)
 Adjustments to reconcile net income (loss)
   to net cash provided by (used in)
   operating activities:
   Depreciation and amortization ......................      822,126       927,061
   Equity loss on investments .........................      666,381        61,863
   Minority interest ..................................      (28,751)       (1,277)
   Write-off of patent ................................          -0-       249,001
   Write-off of goodwill ..............................    1,146,042     4,043,197
   Loss (gain) on disposition of property and equipment      887,458       795,034
   Common stock issued for services rendered ..........      620,997     1,416,132
   Provision for bad debts ............................          -0-       542,525
   Changes in assets and liabilities
    (Increase) decrease in:
    Accounts receivable ...............................      379,277      (267,670)
    Inventories of medical supplies ...................          159        51,180
    Prepaid expenses and other current assets .........      (56,742)       18,666
    Refundable income taxes ...........................       20,000        57,118
    Other assets ......................................        6,475       (13,190)
    Accounts payable ..................................     (336,929)       32,210
    Accrued expenses ..................................      300,801       202,761
                                                         -----------   -----------
      Net cash used in operating activities ...........   (2,879,070)     (728,732)
                                                         -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES
Disbursements for property and equipment ..............     (302,235)          -0-
Proceeds from sale of property and equipment ..........       45,031        50,000
Issuance of notes receivable ..........................   (2,537,569)          -0-
Payments received on notes receivable .................     (135,875)          -0-
Purchase of investment in Westmark ....................          -0-      (835,778)
                                                         -----------   -----------
       Net cash used in  investing activities .........   (2,930,648)     (785,778)
                                                         -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES
 Repayments on long-term debt and capital lease
  obligations .........................................   (2,240,346)     (589,902)
 Proceeds from notes payable ..........................       58,000       870,653
 Payment of preferred dividends .......................          -0-       (44,958)
 Capital raise costs ..................................   (1,805,886)          -0-
 Proceeds from issuance of preferred stock ............    9,447,480           -0-
 Proceeds from issuance of common stock ...............      567,500     1,086,800
                                                         -----------   -----------
      Net cash provided (used in) financing activities     6,026,748     1,322,593
      Increase (decrease) in cash .....................      217,030      (191,917)
Cash and cash equivalents:
 Beginning ............................................       24,431       216,348
                                                         -----------   -----------
 Ending ...............................................  $   241,461   $    24,431
                                                         ===========   ===========
Supplemental Disclosure of Cash Flow Information:
 Cash payments for interest ...........................  $   119,174   $   154,689
                                                         ===========   ===========

                      See Notes to Consolidated Financial Statements

                       MEDICAL INDUSTRIES OF AMERICA, INC.
                     FORMERLY KNOWN AS HEART LABS OF AMERICA
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995

Supplemental disclosure of non-cash investing and financing activities:

On October 24, 1995, the Company exchanged 41,383 common shares of the Company valued at $1,282,870 to acquire assets totaling $834,678 and certain liabilities totaling $494,510 of Essential Care Medical Centers and Prime Dental Centers. The excess of the purchase price over the fair value of net assets acquired has been recorded as goodwill.

On August 23, 1995, the Company exchanged 136,950 common shares of the Company valued at $4,313,930 to acquire assets totaling $961,716 and liabilities of $609,669 of Technomed. The excess of the purchase price over the fair value of net assets acquired has been recorded as goodwill.

In December 1995, the Company acquired a 49% interest in the common stock of Westmark Holdings, Inc. for $1,525,000 in cash and note payable and 10,000 shares of Class B convertible preferred stock with a stated value of $10.00 per share.

Non-cash aspects of the acquisition of
Donn Wells, M.D. medical center
Fair value of assets acquired ..................................          48,118

Fair value of common stock
issued at acquisition ..........................................         175,000

Assets acquired and related obligations incurred
in connection with capital lease obligations ...................          21,247

Preferred stock conversions ....................................       7,400,000

                            MEDICAL INDUSTRIES OF AMERICA, INC.
                       FORMERLY KNOWN AS HEART LABS OF AMERICA, INC.
                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1996 AND 1995

1.     ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

Medical Industries of America, Inc. (formally known as Heart Labs of America, Inc.("Medical Industries" or the "Company"), incorporated in the State of Florida on September 29, 1989 and commenced operations on February 27, 1990. The Company's primary business is providing mobile cardiac catheterization services to hospitals on a shared-user basis and medical group practices. During 1994 and for the first seven months of 1995, the Company provided neurological testing services through its wholly-owned subsidiary, Cortex Diagnostic Services, Inc. ("Cortex") and the rental of Continuous Passive Motion ("CPM") units through its wholly-owned subsidiaries, HLA Acquisition Corp. d/b/a KVM Rehabilitation, Inc. ("KVM"), U.S. Bio Innovations, Inc. ("BIO") and Managed Home Recovery, Inc. ("MHR"). During the third quarter of 1995, the Company sold its CPM and neurological testing operations (See Note 8).

In August 1995, the Company acquired Technomed, Inc., a company which provides management and hospital information systems through its wholly-owned subsidiaries, CJ Holdings, Inc. ("CJH") and Sysdacomp, Inc. ("Sysdacomp"). In October 1995, the Company acquired Essential Care Medical Centers, Inc. ("Essential") and Prime Dental Centers, Inc. ("Prime"). Essential and Prime specialize in managed care. In 1996, the Company opened and/or acquired seven additional medical centers. By the end of 1996, seven of the nine medical centers were closed down by the Company. As of December 31, 1996, the company was in the process of selling CJ Holdings, Inc. and Sysdacomp to the former owners of Sysdacomp.

BASIS OF PRESENTATION AND CONSOLIDATION

The consolidated financial statements include the accounts of Medical Industries, CJH, Sysdacomp, Essential, Prime, Cortex, BIO, KVM, MHR and Northwest Broward Invasive Cardiology Associates, a 95%-owned partnership. All intercompany accounts and transactions have been eliminated in consolidation. The Company has shown CJH, Sysdacomp, Essential and CPM divisions as various discontinued operations.

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

INVESTMENT IN WESTMARK GROUP HOLDINGS, INC.

The Company is accounting for its investment in Westmark Group Holdings, Inc. ("Westmark"), a 49%-owned affiliate, by the equity method of accounting under which the Company's share of the net income (loss) of Westmark is recognized as income (loss) in the Company's statement of operations and added (subtracted) to the investment account, and dividends received from Westmark are treated as a reduction of the investment account. The Company expects to realize its net investment in Westmark and therefore the Company feels its investment is written down to the estimated net realizable value (see Notes 6 & 19).

                       MEDICAL INDUSTRIES OF AMERICA, INC.
                  FORMERLY KNOWN AS HEART LABS OF AMERICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1996 AND 1995

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets. Amortization of property held for lease is included in depreciation and amortization expense and is provided using the straight-line method over the shorter of the lease term or estimated useful lives of the assets. Mobile cardiac catheterization laboratories and medical equipment at December 31, 1996 consisted of the following:
                                                            1996         1995
                                                         ----------   ----------
Property and equipment owned .........................   $1,571,258   $1,464,430
Property and equipment held under capital leases .....    1,340,694    1,340,694
                                                         ----------   ----------
                                                         $2,911,952   $2,805,124
                                                         ==========   ==========

GOODWILL

Goodwill was recorded at cost and was amortized using the straight-line method over ten years.

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

During 1996, the board of directors reviewed the operations and the financial condition of the Essential Care Medical Centers and voted to close down seven of the nine medical centers in 1996 with the remaining two medical centers to be sold or disposed of within the first two quarters of 1997. As a result of this decision, management has written off goodwill related to these medical centers in the amount of $1,146,042.

Additionally during 1995, unamortized goodwill of $4,043,197 has been charged to expense as a result of the operating losses from Technomed.

INCOME TAXES

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry forward and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

LOSS PER COMMON SHARE

Loss per common share is calculated by dividing net loss by the weighted average common shares outstanding, excluding contingently issuable shares and after giving effect to the 1 for 20 Reverse Stock Split that was effective November 1, 1996. Contingently issuable shares (47,500 common shares associated with the Escrow Agreement - see Note 3) are considered common stock equivalents and have been excluded from the primary loss share computation since the conditions for their issuance have not been met. The effect of contingently issuable shares on fully diluted loss per common share is antidilutive. Directors and Officer stock options underlying 250,000 common shares, Employee Stock Options underlying 20,000 common shares and other stock options (not issued under either the director or employee plans) underlying 7,500 common shares have been excluded from the primary (loss) earnings per share computation since the conditions for common stock issuance have not been met and their effect on primary and fully diluted loss per common share are made on the same basis.

                       MEDICAL INDUSTRIES OF AMERICA, INC.
                  FORMERLY KNOWN AS HEART LABS OF AMERICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1996 AND 1995

REVENUE

The Company has agreements with hospitals for the hospitals' use of mobile cardiac catheterization units and staff, and receives revenue based upon contracted prices. Terms of the agreements vary and range from periods of approximately four months to five years.

Cortex, BIO, KVM and MHR reported net patient service revenue at the estimated net realizable amounts from the third-party and others for services rendered. Changes in the estimated reimbursement are reported in operations in the year of settlement.

Essential and Prime have contracts with Health Maintenance Organizations ("HMO") and also receive revenue from fee for service patients.

Sysdacomp and CJH have agreements with hospitals to purchase and support the software that they sell to the hospitals.

RECLASSIFICATIONS

Certain reclassifications have been made in the 1995 financial statements to conform with the 1996 presentation.

REVERSE STOCK SPLIT

On November 1, 1996, the Company effectuated a 1 for 20 reverse stock split. All references to the number of common shares and per common share amounts have been restated to reflect the reverse split.

2.     CONTINUING OPERATIONS

The Company's consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has reported net losses of $7,306,364 and $8,843,343 for the years ended December 31, 1996 and 1995. There was a significant negative working capital deficiency at December 31, 1995 and negative cash flows from operating activities for the years ended December 31, 1996 and 1995.

Under the current circumstances, the Company's ability to continue as a going concern depends on the successful restructuring and obtaining profitable operations and its ability to raise sufficient capital. If the Company is unsuccessful in its efforts, it may be unable to meet its obligations, making it necessary to undertake such other actions as may be appropriate to preserve asset values (see note 16).

3.     ESCROW AGREEMENT

In September 1992, the Company's Pre-Initial Public Offering, the ("Escrow Holders") IPO shareholders, entered into an Escrow Agreement whereby an aggregate of 47,500 shares of their common stock were owned by Mrs. Marilyn Zinns and Mr. Milton Barbarosh were being held in escrow until the date all such shares were to be released to the Escrow Holders or transferred to the Company in accordance with the provisions described below.

The Escrow Shares would have been released to the shareholders only if either of the following conditions were met: (1) the Company's income before income taxes during 1994, 1995 and 1996 exceeded certain defined levels or (2) if the bid price of the common stock exceeded $12.50 at any time prior to December 31, 1996.

Neither of the conditions for release were met in 1996, 1995 or 1994, therefore 47,500 Escrow Shares will be forfeited and contributed to the capital of the Company subsequent to December 31, 1996.

                       MEDICAL INDUSTRIES OF AMERICA, INC.
                  FORMERLY KNOWN AS HEART LABS OF AMERICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1996 AND 1995

4.     BUSINESS ACQUIRED

On October 24, 1995, the Company exchanged 41,383 shares of the Company's common stock in exchange for all of the assets and business operations of Essential Care Medical Centers, Inc. ("Essential") and Prime Dental Care, Inc. ("Prime"). The acquisition has been accounted for using the purchase method of accounting and the net assets and results of operations for Essential and Prime are included in the Company's consolidated financial statements from the date of acquisition. The excess of the purchase price over the fair market value was $942,702.

On August 23, 1995, the Company acquired, through a share exchange agreement, Technomed, Inc., a Florida corporation. The Company issued 136,950 shares of the Company's common stock in exchange for 7,422,500 shares of Technomed common stock. The acquisition has been accounted for using the purchase method of accounting, and the net assets and results of operations of Technomed are included in the Company's consolidated financial statements from the date of acquisition. The excess of the purchase price over the fair market value of the net assets acquired of approximately $4,043,197 was recognized as goodwill .

In April 1996, the Company acquired 100% of the outstanding common stock of Greenwood Technologies, Inc. ("Greenworld") Consideration for the purchase included (1) the funding involving the Talon Refrigerant Management System ("Talon RMS"); (2) issue to seller, ECS International, Inc. ("ECS") 50,000 shares of the Company's preferred stock ($250,000 par value) and 5,000 shares, on a post reverse basis, of the Company's common stock; (3) provide $100,000 to Greenworld for operating capital; (4) provide up to $300,000 to establish the Talon RMS patent worldwide; (5) grant ECS options to purchase 45,000 shares, on a post reverse basis of the Company's common stock at $30.00 per share and (6) cancel a bridge loan note in the amount of $100,000.

The acquisition was accounted for using the purchase method of accounting. In July 1996, Greenworld was sold to GTB Company (See Note 8).

In May 1996, the Company acquired the assets and business operations of Donn Wells, M.D. medical center. Consideration for the sale included $75,000 in cash and the issuance of 12,815 shares of the Company's common stock.

The following unaudited pro forma summary presents the consolidated results of operations as if all acquisitions had occurred on January 1, 1996 and 1995, after giving effect of certain adjustments, including amortization of goodwill and related income tax effects. The pro forma financial information does not purport to be indicative of the results of operations that would have occurred had the transactions taken place at the beginning of the periods presented or of future results of operations.

                                                    1996                1995
                                                -----------         -----------
Net revenue ............................        $ 2,641,183         $ 5,741,976

Net loss ...............................         (6,539,427)         (9,033,057)

Loss per common share ..................        $     (7.92)        $      (.98)

5.      NOTES RECEIVABLE

Notes receivable as of December 31, 1996 and 1995 consisted of the following:

                                                                1996        1995
                                                            ----------      ----
Note receivable - related party:
 Various notes from Westmark a 49% owner
  subsidiary, bearing interest as 10%,
  due between February 12, 1997 and
  April 30, 1997  ....................................      $1,727,569      --
 The receivables are secured by preferred class C preferred stock of Westmark which is convertible to common stock

                       MEDICAL INDUSTRIES OF AMERICA, INC.
                  FORMERLY KNOWN AS HEART LABS OF AMERICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1996 AND 1995


Notes receivable - in monthly installments
 of $2,000 , which includes  principal and
 interest, bearing interest at 10%, balance
 due November 15, 1997 ...............................        65,106      65,106

Note receivable - in monthly installments
 of $1,083, which includes bearing interest
 at 8.5%, with a maturity date of January 1, 2002 ....       110,000        --

Other ................................................        15,000     150,875
                                                          ----------    --------
                                                           1,917,675     215,981
 Less: current maturities ............................     1,811,140     145,676
                                                          ----------    --------
                                                          $  106,535    $ 70,305
                                                          ==========    ========

6.      INVESTMENT IN WESTMARK GROUP HOLDINGS, INC.

In December 1995, the Company acquired a 49% interest in the common stock of Westmark Group Holdings, Inc. for $1,525,000 in cash and notes payable and 10,000 shares of Class B convertible preferred stock with a stated value of $200 per share.

The carrying value of the Company's investment exceeded its share of the underlying equity in the net assets of Westmark Group Holdings, Inc. by $2,736,285 at December 31, 1995. This amount is being amortized over 10 years by the straight-line method. Amortization in 1996 and 1995 was $274,530 and $9,025, respectively and is included as an adjustment to the Company's equity in the earnings of Westmark Group Holdings, Inc.

As of December 31, 1996, the net assets of Westmark Group Holding, Inc. included $2,000,000 of the Class B convertible preferred stock of Medical Industries. The investment in Westmark Group Holdings, Inc. as of December 31, 1996 has been adjusted to eliminate Medical Industries 49% interest in these net assets. A summary of the investment at December 31, 1996 is as follows:

Equity in net assets ..........................................     $   717,827
Unamortized excess of purchase price over
  equity in net assets ........................................       2,495,373
Elimination of interest in Medical Industries Class B
  convertible preferred stock .................................        (980,000)

Investment in Westmark Group Holdings, Inc. ...................     $ 2,233,200
                                                                    ===========

7.      CUSTOMERS AND CREDIT CONCENTRATION

The Company had a contract with one hospital that accounted for approximately 55% and 59% of revenue from operations in 1996 and 1995, respectively in February 1997. The Company subsequently replaced the contract with several other contracts. During 1996 and 1995, the Company derived its revenue primarily in Florida, Texas, Ohio and Pennsylvania.

8.      DISPOSAL OF BUSINESSES

In July 1995, the Company settled the lawsuit brought by Thera-Kinetics by selling to Thera-Kinetics, substantially all of its CPM operations (including KVM, BIO and Acrotronics Rehabilitation Services, Inc.). Consideration for the sale included a note in the amount of $250,000 for the purchase of all medical assets, except accounts receivable, and the assumption of certain equipment leases. The note is currently in default and the Company is pursuing all available legal remedies to enforce the collection of the note. As the leases were not assignable, the Company has recorded a lease obligation. A loss on the sale of $554,359 was recognized during the year ended December 31, 1995.

                       MEDICAL INDUSTRIES OF AMERICA, INC.
                  FORMERLY KNOWN AS HEART LABS OF AMERICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1996 AND 1995

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

In July 1996, the Company sold Greenworld Technologies, Inc. To GTB Company, a company whose president was the former general counsel to the Company. Consideration for the sale included (a) a note payable to the Company in the amount of $380,000; (b) the forgiveness of a $700,000 promissory note owed by the Company pursuant to an Agreement signed in June 1996 to Bradley T. Ray, a former consultant to the Company and (c) a royalty of 7% of the gross sales of Greenworld Technologies, Inc. for a period of two years, and 5% of the gross sales of Greenworld Technologies, Inc. for an additional three years. As of the date of this report, GTB Company has defaulted on its payment of the promissory note.

9.      NOTES PAYABLE AND LONG-TERM DEBT

Notes payable and long-term debt as of December 31, 1996 and 1995 consisted of the following:

                                                                 1996      1995
                                                               -------  --------
Notes payable, related party:
Notes payable to officers and directors,
   non-interest-bearing, due on demand ......................   21,000  $561,046

Notes payable to a trust administered by an
   officer, non-interest-bearing, due on demand .............  -0-        19,000

Notes payable to a trust administered by an
  officer, payable interest only at 12%, with
  balloon payments of $50,000 due in February
  1996 and $100,000 due in March 1996 .......................  -0-       150,000

Note payable to a trust administered by an officer,
   principal and interest at 10%, due in April 1996 .........   13,000    13,000

Note payable, net to Westmark Group Holdings, Inc.,
  principal and interest at 10%, due in January 1996
  (see Note 4) ..............................................  -0-       190,853

Note payable to a stockholder, principal and interest at
   10%, due in March 1996 ...................................  -0-       253,750

Note payable to an affiliated company, principal and
   interest at 10%, due March 1996 ..........................  -0-        50,000

Notes payable to a stockholder, interest payable at 10%,
   with balloon payments of $90,000 plus interest due in
   February 1996 and $55,903 plus interest due in  March 1996  -0-       145,903

Notes payable, other:
  Note payable in default at December 31, 1995, principal
    and interest at 18%, due on demand, collateralized by
    accounts receivable, leaseholds, chattel paper, general
    intangibles and contract rights .........................  300,000   300,000

                       MEDICAL INDUSTRIES OF AMERICA, INC.
                  FORMERLY KNOWN AS HEART LABS OF AMERICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1996 AND 1995

Note payable in default at December 31, 1995, cured
    subsequent to year-end, principal and interest
    at 10%, due on demand ..............................         -0-      73,811

Note payable, non-interest -bearing, due on dema .......         -0-      60,000
  Other ................................................       5,505      17,623
                                                          ----------  ----------
                                                             339,505  $1,834,986
                                                          ==========  ==========

Long-term debt, related party:
Note payable to a stockholder, payable interest
     only at 12%, with balloon payments ranging
     from $50,000 to $115,000 due between January
     1996 and December 1997, convertible into
     unregistered common stock of Westmark at a
     price of 50% of the closing bid price on the
     day preceding the conversion, exchangeable
     into common stock of Medical Industries ...........     175,000  $  415,000

Long-term debt, other:
Note payable to a bank, payable in monthly
     installments of $1,420 including interest at
     the bank's prime rate (8.5% as of December 31,
     1995) plus 2% balance due in November 2001,
     collateralized by building ........................      91,518      92,369

Note payable, payable in monthly installments of
     $636 including interest at 12%, balance due
     in December 1998, collateralized by  building .....      47,007      48,895

Note payable in default at December, 1995 and 1994,
     payable in monthly installments of $589 including
     interest at 12.172%, balance due in July 2004 .....      38,201      38,201
  Other ................................................      45,950      92,138
                                                          ----------  ----------
                                                             397,676     686,603
Less current maturities ................................     251,120     337,092
                                                          ----------  ----------
                                                             146,556  $  349,511
                                                          ==========  ==========

Aggregate maturities required on long-term debt as of December 31, 1996 are as follows:

                  YEAR ENDED
                  DECEMBER 31,                               AMOUNT
                  ------------                               -------
                  1997                                       251,120
                  1998                                        71,611
                  1999                                         9,573
                  2000                                        10,549
                  2001                                        54,823
                                                            --------
                  Thereafter                                $397,676
                                                            ========
10.   LEASES

      AS LESSEE:
The Company has a capital lease for a mobile cardiac catheterization laboratory and other medical equipment with a cost of

                       MEDICAL INDUSTRIES OF AMERICA, INC.
                  FORMERLY KNOWN AS HEART LABS OF AMERICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1996 AND 1995

$1,340,694 and $1,340,694 as of December 31, 1996 and 1995, respectively.
Accumulated depreciation on these assets totaled $1,276,177 and $1,013,295 as of December 31, 1996 and 1995, respectively. In 1995, the Company also had capital leases for medical equipment which it is subleasing to former affiliates under direct-financing leases. In consideration of entering into the mobile cardiac catheterization laboratory lease, the Company agreed that the monthly rentals under the lease have priority over any withdrawals of funds, other than regular salaries, by the stockholders of the Company. The Company's service agreements and accounts receivable are collateral under the lease. Additionally, a pre-IPO stockholder has pledged shares in the common stock of the Company and is a guarantor under the lease.

Capital lease obligations in default amounted to $398,278 and $777,205 at December 31, 1996 and 1995, respectively.

The Company leases one of its premises under an operating lease. The lease expires in June 1999 and requires monthly payments of $3,030. The Company has the option to renew the lease for an additional five years. The Company leases two other premises under month-to-month operating leases.

Future minimum payments of noncancelable operating leases with terms of one year or more consisted of the following as of December 31, 1996:

YEAR ENDING                                           OPERATING
DECEMBER 31,                                           LEASES
------------                                           ------
1997                                                    36,366
1998                                                    36,366
1999                                                    18,183
2000                                                       -0-
2001                                                       -0-
                                                       -------
Total lease payments                                    90,515
                                                       =======

Rent expense for the years ended December 31, 1996 and 1995 totaled $215,319 and $121,925, respectively.

11.   INCOME TAXES

The Company has net operating losses totaling approximately $17,000,000 which expire between 2008 and 2011.

The Company has capital loss carry forwards of approximately $1,002,000 as of December 31, 1996 which expire in 2000. These capital losses can only be deducted against future capital gains of the Company.

As of the date of the report, the Company has not filed its 1995 or 1996 U.S. federal income tax return. No tax liability is anticipated.

12.   STOCK OPTION AND WARRANT PLANS

The Company has three stock option plans, the 1994 Employee Stock Option Plan (Employee Plan), Director Stock Option Plan ("Director Plan" and the 1996 Officer and Director stock option plan). The Compensation Committee of the Company's Board of Directors administers and interprets the plans and is authorized to grant options thereunder to all eligible employees of the Company, including officers and directors (whether or not employees) of the Company. Transactions involving the stock option plans are summarized as follows:

                       MEDICAL INDUSTRIES OF AMERICA, INC.
                  FORMERLY KNOWN AS HEART LABS OF AMERICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1996 AND 1995

                                                                                                                             1996
                                                                                                                          DIRECTOR &
                                                                                      EMPLOYEE          DIRECTOR           OFFICER
                                                                                        PLAN              PLAN               PLAN
                                                                                      -------            ------            ---------
Shares under option:
  Outstanding, December 31, 1994 ..........................................             2,250             1,250                -0-
  Granted .................................................................             5,500             3,000                -0-
  Exercised ...............................................................              (750)           (1,250)               -0-
  Terminated ..............................................................              (750)           (1,250)               -0-
                                                                                      -------            ------            ---------
  Outstanding, December 31, 1995 ..........................................             1,750                                  -0-
                                                                                      =======            ======            =========
  Granted .................................................................               -0-               -0-              125,000
  Exercised ...............................................................             2,250               -0-                -0-
  Terminated ..............................................................             3,000             1,500                -0-
  Outstanding December 31, 1996 ...........................................             1,000               250              125,000
                                                                                      =======            ======            =========

Options available to grant as of December 31, 1996 ........................            19,000             1,750            2,875,000
                                                                                      =======            ======            =========

                                                                                                                             1996
                                                                                                                          DIRECTOR &
                                                                                      EMPLOYEE          DIRECTOR           OFFICER
                                                                                        PLAN              PLAN               PLAN
                                                                                      -------            ------            ---------
Average option price per share:
      At December 31, 1995 ................................................           $ 36.50            $53.40            -0-
      At December 31, 1996 ................................................             42.60             57.50                 1.50

Options exercisable:
      At December 31, 1995 ................................................               313                63            -0-
      At December 31, 1996 ................................................                50                13               62,500

Average price of options exercised:
      At December 31, 1995 ................................................             22.50                29            -0-
      At December 31, 1996 ................................................             22.50               -0-            -0-

During 1995, the Company amended its Director Plan to increase the number of shares available for grant from 1,000 shares to 3,000 shares.

During 1993, the Company granted to three directors options to purchase an aggregate of 7,500 shares of the Company's common stock. These options were not granted in connection with either of the two plans described above. The options are exercisable through April 23, 1998 at an exercise price of $120.00 per share.

Shares of common stock reserved for future issuance at December 31, 1996 are as follows:

Employee Plan ...............................................             20,000
1996 Officer and Director Plan ..............................            250,000
Other options ...............................................              7,500
Warrants ....................................................            330,744
                                                                         -------
                                                                         608,244

The shares of common stock reserved for future issuance above do not include any amounts reserved for future conversion of preferred stock.

                       MEDICAL INDUSTRIES OF AMERICA, INC.
                  FORMERLY KNOWN AS HEART LABS OF AMERICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1996 AND 1995

13.   PROFESSIONAL LIABILITY INSURANCE

The Company maintains its professional liability insurance with an independent commercial insurance company. Professional liability coverage is on a claims-made basis. The Company has not experienced any historical professional liability losses.

14.   MINORITY INTEREST

The minority interest represents the 5% interest of an unrelated third party who purchased a 5% interest of one of the Company's mobile cardiac catheterization units for $75,000.

15.   RELATED PARTY TRANSACTIONS

During October 1995, the Company issued a Registration Statement issuing an aggregate of 12,500 shares to directors of the Company and certain corporations owned by certain directors.

      JEAN JOHNSTONE

In June 1996, the Company entered into an Agreement with Jean Johnstone, the Company's Chairman of the Board and a director of the Company, whereby among other things, the Company would facilitate, through a third party the purchase of 20,000 shares of the Company's common stock from Ms. Johnstone at the closing bid price per share of the Company's common stock as reported by NASDAQ on the day prior to purchase. If the purchase price is not at least $284,00.71 the Company agreed to issue Johnstone a convertible debenture in an amount equal to the shortfall. The Company agreed to register the shares underlying the debenture. If a third party purchase could not be facilitated in 120 days, the Company agreed to repurchase the shares at the price set forth above by issuance of a Senior Promissory Note bearing interest at the rate of 8% per annum, paying interest only, quarterly in arrears, with a balloon payment due June 7, 1997. In addition, the Company purchased 1,050 shares from Ms. Johnstone at the purchase price of $17.40 for a total purchase price of $18,270.

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

      BRADLEY RAY AGREEMENT

In June 1996, the Company entered into an Agreement with Bradley Ray, as consultant to the Company and the son of Ms. Johnstone whereby, among other things, the Company would facilitate, through a third party the purchase of 15,000 shares of the Company's common stock from Mr. Ray at the closing bid price per share of the Company's common stock as reported by NASDAQ on the day prior to purchase. If the purchase price is not at least $214,285.71, the Company agreed to issue a one-year Convertible Debenture in the amount of the shortfall. The Company has agreed to register the shares underlying the Debenture. If a third party purchase could not be facilitated in 120 days, the Company agreed to repurchase the shares as the price set forth above by the issuance of a Senior Promissory Note, bearing interest at the rate of 8% per annum, paying interest only, quarterly in arrears, with a balloon payment due June 7, 1997.

In addition, the Company also granted one-year options to purchase 30,000 and 10,000 shares of the Company's common stock at $6.80 per share and $8.00 per share, respectively. The Company agreed to register the share underlying the options.

                       MEDICAL INDUSTRIES OF AMERICA, INC.
                  FORMERLY KNOWN AS HEART LABS OF AMERICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1996 AND 1995

The Company also issued Mr. Ray a one-year promissory note in the amount of $700,000 for payment of commissions Mr. Ray earned as a consultant. This promissory note was canceled as partial consideration for the Greenworld sale.

The parties also executed mutual general releases.

      CONSULTING AGREEMENTS

During 1995 and 1996, the Company engaged an accounting and consulting firm of which a director of the Company is a director and shareholder of this firm. In December 1996, the firm received $35,000 in the form of common stock for these services.

16.   LITIGATION AND CONTINGENCIES

In January 1995, Thera-Kinetics, Inc. ("TK"), a competitor of the Company's CPM division filed actions against the Company's wholly owned subsidiary, U.S. Bio Innovations, Inc. and three of its employees in the United States District Court for the Eastern District of Virginia-Alexandria Division. The complaint, alleged, among other things, violations by the employees (each of whom was previously employed by TK) of restrictive covenants, tortuous interference by the Company's subsidiary and misappropriation of trade secrets and confidential information. In July 1995, the Company settled the lawsuit with TK by selling substantially all of its Continuous Passive Motion operations to TK. Consideration for the sale included a promissory note for $250,000 and the assumption of approximately $400,000 in equipment leases. As of the date of this report year end, TK had not assumed any of the leases and was in default on its promissory note. The Company currently is seeking all remedies available to enforce the provisions of the settlement agreement.

In December 1995, the Company was named as defendant in a lawsuit which contends that HLOA Diagnostic, Inc., the former name of the Company's neurological testing subsidiary, Cortex Diagnostic Services, Inc. failed to redeem stock purchased by the plaintiff as partial consideration for the purchase of certain assets. The Company contends that the price of the redemption was excessive . The Company settled the lawsuit in September 1996

In February 1996, the Company was named as defendant in a lawsuit which alleges default under an equipment lease. The case is presently in the discovery stage.

In August 1996, a lawsuit was filed in the Circuit Court of Broward County, Florida by G-4, Inc. against the Company seeking approximately $36,000 for past computer related services. The case is in the discovery stage.

In January 1997, Dr. Franklin Saumell, et al filed a complaint in the Circuit Court of Dade County, Florida against the Company and Essential. The complaint alleges that the Company defaulted on payments to employees and to independent consultants. Dr. Saumell, et al are seeking approximately $455,000 in damages. The Company intends to vigorously defend the lawsuit.

In January 1997, a demand for arbitration was filed with the American Arbitration Association of Orlando, Florida by Pyramid Holdings, Inc. The plaintiff alleges a breach of a consulting agreement in that the Company failed to compensate the plaintiff pursuant to the terms of the agreement. The Company intends to vigorously defend the lawsuit.

In February 1997, a lawsuit was filed in the United States District Court, Southern District of New York, by Tula Business, Inc. et al. The suit alleges the Company failed to accurately convert preferred shares of stock issued pursuant to a transaction exempt from the registration requirements of the SEC pursuant to Regulation S promulgated under the Securities Act of 1933 as amended ("Regulation S") into shares of common stock. Similar charges were made by four other shareholders of preferred stock who threatened to file a lawsuit similar to the one brought by Tula Business, Inc. et al. The plaintiffs are seeking the issuance of additional shares. Effective April 7, 1997, the Company entered into a settlement agreement and mutual releases with the plaintiffs of the Tula Business, Inc. et al lawsuit and four other shareholders of preferred stock. The terms of the settlement required the Company to issue 2,063,346 unrestricted common shares, the exercise of 144,384 warrants into common stock at $1.50 per share(an aggregate of $216,576 received by the Company) and the payment by the Tula Business, Inc. et al plaintiffs and certain of the four other claimants of $900,000 to the Company in settlement of its claims.

                       MEDICAL INDUSTRIES OF AMERICA, INC.
                  FORMERLY KNOWN AS HEART LABS OF AMERICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1996 AND 1995

On March 4, 1997, a lawsuit was filed against the Company in the Supreme Court of New York by Glick Enterprises. The suit alleges the Company failed to accruately convert shares of preferred stock issued pursuant to a transaction exempt from the registration requirements of the SEC pursuant to Regulation S promulgated under the Securities Act of 1933 as amended ("Regulation S") into shares of common stock. The plaintiffs are seeking the issuance of additional shares. On April 2, 1997, the Company's attorneys made a motion to dismiss three of the four causes of action in the Glick complaint. The Company intends to vigourously defend the lawsuit.

17.   COMMITMENTS

      EMPLOYMENT AGREEMENTS

The Company has entered into employment agreements with certain of its employees. These agreements specify, among other things, salary and/or commissions, car allowance, stock incentives and expense reimbursement. The contracts range in length from one year to three years. Future minimum payments committed by the Company under these contracts amounted to $290,000 and $290,000 for the years ended December 31, 1997 and 1998, respectively.

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

The estimated fair values of the Company's financial instruments as of December 31, 1996 and 1995 are as follows:

                                      1996                                1995
                                    CARRYING     FAIR      CARRYING       FAIR
                                     AMOUNT     AMOUNT      AMOUNT       AMOUNT
                                  ----------  ----------  ----------  ----------
Cash and cash equivalent .......  $  241,461  $  241,461  $   24,431  $   24,431
Trade accounts receivable ......     237,385     237,385     456,361     456,361
Notes receivable ...............   1,917,675   1,917,675     215,981     215,981
Notes payable ..................     339,505     339,505   1,834,986   1,834,986
Accounts payable ...............     443,203     443,203     825,090     825,090
Long-term debt .................     397,676     397,676     686,603     686,603

19.   SUBSEQUENT EVENTS

In January 1997, the Company signed an agreement with Westmark Group Holdings, Inc. whereby the Company and Westmark would restructure each other's debt and equity positions that each company currently holds in each other. Under the terms of the restructuring agreement, the Company will return 1.2 million common shares and 200,000 convertible preferred shares of Westmark, valued at $700,000, to Westmark. Conversely, Westmark will return to the Company 10,000 of its Series B convertible preferred shares, value at $2,000,000, for retirement to treasury, and make a cash payment of up to $2,500,000 and 400,000 common shares of Westmark. The Company will also receive a note from Westmark for up to $3,950,000 with a ten year amortization schedule and a balloon payment at the end of 36 months. The note provides for a certain discount based upon the initial cash payment received from Westmark. Westmark is currently filing a registration statement to raise sufficient funds to repay the note. This Agreement is based on Westmark's ability to raise Capital; no assurance can be placed on the agreement effectuated. Loss from the equity investment in

                       MEDICAL INDUSTRIES OF AMERICA, INC.
                  FORMERLY KNOWN AS HEART LABS OF AMERICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1996 AND 1995

Westmark Group Holdings, Inc. was $666,381 and $61,863 for the periods ending December 31, 1996 and 1995, respectively.

On March 28, 1997, the Company entered into an asset purchase agreement whereby it sold a mobile cardiac catheterization lab for $800,000, $100,000 in cash and a promissory note in the amount of $700,000 bearing an interest rate of ten percent to be paid over nine months at $60,000 per month with the balance of unpaid principal and accrued interest due and payable on December 15, 1997.

In connection with the sale of the mobile cardiac catheterization lab, the Company entered into a management agreement with the purchasers of the mobile lab to operate and manage the mobile lab.

20.   PREFERRED STOCK

In connection with the December 1995 investment in Westmark, the Company issued 10,000 shares of its Series B convertible preferred stock ("Series B Preferred Stock") which accrues dividends at a rate of 7% per annum. The shares of Series B Preferred Stock are convertible, at the option of the holder, for a period of ten years from the date of issuance, exercisable by giving written notice to the Company not less than thirty days prior to such conversion date into shares of common stock at a price which is fixed at an average of the bid and ask price as listed by NASDAQ for the thirty days prior to the conversion date.

The Company has the right, in its sole discretion, upon receipt of a notice of conversion, or earlier without receipt of any notice of conversion, to redeem, in whole or in part any shares of Series B Preferred Stock submitted for conversion, immediately prior to conversion, or otherwise outstanding and subject to a right of conversion. The redemption payment per share for each redemption of the Series B Preferred Stock shall be at a stated value of $200.00 per share. If less than all of the outstanding shares of the Series B Preferred Stock are redeemed at any time, then the shares of Series B Preferred Stock held by such holder, subject to such adjustment as may be equitably determined by the Company in order to avoid the redemption of fractional shares.

In February 1996, pursuant to a Regulation S agreement the Company issued a total of 41,725 shares of Company's Series C Convertible Preferred Stock with a stated value of $200 per share. The preferred shares are convertible at the lesser of (1) 75% of the closing bid at date of closing or (2) 65% of the 5 trading day average bid immediately preceding the date of conversion.

As of December 31, 1996, all but 4,725 shares of the Company's Series C Convertible Preferred had been converted.

In November 1996, the Company closed a rights offering of units each consisting of one $15 Series D Convertible Preferred Shares (the "Series D Shares") and 1.5 warrants to purchase common stock (the "warrants"). The units were offered, through Baytree Associates, Inc. Acting as placement agent, solely to holders of the Company's $200 per share Convertible Series C Preferred Stock and the consideration received by the Company was one Series C Preferred Share and $5.00 for each unit purchased. At the conclusion of the rights offering, 220,496 Series D Shares and 330,774 warrants were issued to investors (See note 16).


21.   TREASURY STOCK

Three thousand seven hundred and fifty shares of the Company's common stock were returned to the Company during the 1st quarter of 1996. The Company accounted for the Treasury Stock under the par or stated value method.

22.   DISCONTINUED OPERATIONS

During the fourth quarter of 1996, the Company adopted a plan to focus the Company's energies on its mobile cardiac catheterization labs and dispose of the clinical care and Technomed divisions. Negotiations for the sale of Technomed division are currently being conducted with the respective management group. Revenues from the Technomed division accounted for $478,587 and $ 315,200 for the years ended December 31, 1996 and 1995, respectively. Loss from the operation of the Technomed division was $372,155 and $3,858,276 for the periods ending December 31, 1996 and 1995, respectively.

During 1996, the Company closed down seven of its nine medical centers. It is the Company's intent that the remaining two medical centers are to be spun off into a separate company that will become publicly traded upon registration with the Securities and Exchange

                       MEDICAL INDUSTRIES OF AMERICA, INC.
                  FORMERLY KNOWN AS HEART LABS OF AMERICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1996 AND 1995

Commission. It is expected that the transaction will close during the second quarter of 1997. Revenues from the clinical care division accounted for $785,616 and $153,560 for the years ended December 31, 1996 and 1995, respectively. Loss from the operation of the clinical care division was $2,995,720 and $186,879 for the periods ending December 31, 1996 and 1995, respectively.