Form 10QSB
period 1997-03-31
MEDICAL INDUSTRIES OF AMERICA INC
filed 1997-05-15
CIK 887904

Form 10-QSB

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549



      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1997

      [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

           For the transition period from _____________to_____________

                         Commission file number 0-20356

                       MEDICAL INDUSTRIES OF AMERICA, INC.
        (Exact name of small business issuer as specified in its charter)

          FLORIDA                                                65-0158479
(State or other jurisdiction                                  (IRS Employer
of incorporation or organization)                            Identification No.)


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

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 4,540,652 shares of common stock, no par value, were outstanding as of May 12,1997.

                       MEDICAL INDUSTRIES OF AMERICA, INC.

                      10-QSB- QUARTER ENDED MARCH 31, 1997



                                      INDEX

FORM 10-QSB FORM 10-QSB FORM 10-QSB
PART NO.    ITEM NO.    DESCRIPTION                                     PAGE NO.

I.                      FINANCIAL INFORMATION

            1.          Financial Statements

                  -     Condensed Consolidated Balance
                        Sheet as of  March 31, 1997                          3

                  -     Condensed Consolidated Statements of Operations
                        and Accumulated Deficit for the Three
                        Months Ended March 31, 1997 and 1996                 5

                  -     Condensed Consolidated Statements of Cash
                        Flows for the Three Months Ended March 31, 1997
                        and 1996                                             6

                  -     Notes to Condensed Consolidated Financial
                        Statements                                           8

            2.          Management's Discussion and Analysis
                        or Plan of Operations                               10

II.                     OTHER INFORMATION

                        1.  Legal Proceedings                               12
                        5.  Other Information                               12
                        6.  Exhibits and Reports on Form 8-K                13

                              Signatures

                      MEDICAL INDUSTRIES OF AMERICA, INC.
                           CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 1997
                                   (Unaudited)

                                     ASSETS


CURRENT ASSETS:

   Cash and cash equivalents ....................................       517,032
   Trade accounts receivable, net ...............................       877,658
   Current portion of notes receivable ..........................     2,510,291
   Inventories of medical supplies ..............................        11,310
   Net assets held for sale .....................................       235,548
   Prepaid expenses and other current assets ....................       354,953
                                                                     ----------
     Total current assets .......................................     4,506,792



PROPERTY AND EQUIPMENT:

   Mobile cardiac catheterization laboratory ....................     1,685,373
    and medical equipment
    Furniture and office equipment and other assets .............       242,977
                                                                     ----------
                                                                      1,928,350
   Less: accumulated depreciation and amortization ..............    (1,683,653)
                                                                     ----------

     Net property and equipment .................................       244,697

OTHER ASSETS:

   Notes receivable, less current maturities ....................       105,206
   Goodwill .....................................................     1,593,958
   Investment in Westmark Group Holdings, Inc. ..................     2,233,200
   Other assets .................................................       135,175
                                                                     ----------

     Total other assets .........................................     4,067,539

     TOTAL ASSETS
                                                                      8,819,028
                                                                     ==========
                See Notes to Consolidated Financial Statements

                       MEDICAL INDUSTRIES OF AMERICA, INC.
                           CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 1997
                                   (Unaudited)

                      LIABILITIES AND SHAREHOLDERS' EQUITY


CURRENT LIABILITIES:


   Accounts payable ..........................................          567,503
   Accrued liabilities .......................................        1,198,883
   Current portion of note payable ...........................          592,956
   Current portion of capital lease obligations
                                                                        391,075
                                                                    -----------
     Total current liabilities ...............................        2,750,417

LONG TERM LIABILITIES:


   Amounts due on purchase of business, net of ...............        1,100,000
current portion
   Capital lease obligations, net of current .................           15,695
                                                                    -----------
portion
        Total long term liabilities ..........................        1,115,695

SHAREHOLDERS' EQUITY:


Preferred shares, authorized 2,500,000 shares:
   issued and outstanding:
Series A convertible shares, 22,276 issued Series
  B convertible shares, 10,000 issued
  $200 stated value, less 4,900 shares minority
  interest ...................................................        1,020,000

Series D convertible shares, 112,929 shares
  1,752,256 issued and outstanding
  Common shares, no par value, authorized 8,000,000:
  issued and outstanding 1996, 1,989,742 shares;
  including 47,500 escrow ....................................       20,357,743

Preferred shares to be issued ................................          832,000
Less treasury shares (3,750 shares at stated value) ..........         (159,375)

Accumulated deficit ..........................................      (18,849,708)
                                                                    -----------

   Total shareholders' equity ................................        4,952,916
                                                                    ===========

      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY .............        8,819,028
                                                                    ===========

                 See Notes to Consolidated Financial Statements

                       MEDICAL INDUSTRIES OF AMERICA, INC.
       CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT


                                    Three Months Ended
                                        March 31,
                                       (Unaudited)

                                                        1997            1996
                                                    -----------     -----------
Revenue ........................................      1,919,926         283,294

Expenses:
   Cost of revenues ............................        907,050         143,827
   General and administrative ..................        510,677         648,677
expenses
   Depreciation and amortization ...............         82,340          97,944
   Interest expense, net .......................          8,360          35,934
                                                    -----------     -----------
         Total expenses ........................      1,508,427         926,382

Income (loss) from operations ..................        411,499        (643,088)

Loss from discontinued operations ..............        (84,418)       (354,605)
                                                    -----------     -----------
Net income (loss) ..............................        327,081        (997,693)

Accumulated deficit-beginning of
   year ........................................    (19,176,789)    (11,870,424)

Accumulated deficit-end of 1st
quarter ........................................    (18,849,708)    (12,868,117)
                                                    ===========     ===========

Earnings (loss) per share of common stock:
   Primary:
   Earnings from operation .....................            .26           (1.34)
   Loss from discontinued ......................           (.05)           (.74)
                                                    -----------     -----------
operations Earnings (loss) .....................            .21           (2.08)
                                                    ===========     ===========

        Fully diluted earnings per share .......            .15             -0-
                                                    ===========     ===========

Weighted average shares
outstanding, excluding
contingently issuable shares
       Primary .................................      1,588,442         480,952
                                                    ===========     ===========
       Fully diluted ...........................      2,716,127             -0-
                                                    ===========     ===========

                See Notes to Consolidated Financial Statements

                       MEDICAL INDUSTRIES OF AMERICA, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                                                          Three Months Ended
                                                               March 31,
                                                              (Unaudited)
                                                          1997          1996
                                                       ----------    ----------
Operating activities:
Net income (loss) from operations ..................      411,499      (643,088)
Net loss from discontinued operations ..............      (84,418)     (354,605)
Adjustments to reconcile net income (loss) to
net cash used by operating activities:
   Depreciation and amortization ...................       82,340       220,075
    Equity loss on investments .....................          -0-       134,900
    Minority Interest ..............................       (3,129)       (4,095)
     Loss (gain) on disposition of property and
     equipment .....................................        2,544           -0-
     Common stock issued for services rendered .....      426,800           -0-
     Reclassification of property and equipment ....      498,450           -0-
     held for sale
     Changes in assets and liabilities:
        (Increase) decrease in:
        Trade accounts receivable ..................       75,578       187,118
        Inventories of medical supplies ............        3,561           -0-
        Net assets held for sale ...................     (235,548)          -0-
        Prepaid expenses and other current assets ..     (227,213)     (453,707)
        Other assets ...............................       (6,935)       16,747
        Accounts payable ...........................       90,780      (429,297)
        Accrued liabilities ........................      157,354       (32,408)
                                                       ----------    ----------
   Net cash  provided (used) by operating
        activities .................................    1,191,663    (1,358,360)

Investing activities
Payment of note payable ............................          -0-      (183,369)
Issuance of notes receivable .......................     (697,822)     (590,000)
Payment of notes receivable ........................          -0-        78,420
Proceeds from sale of property and equipment .......          -0-           -0-
Disbursements for property and equipment ...........      (14,234)      (15,665)
                                                       ----------    ----------
   Net cash used by operating activities ...........     (712,056)     (710,614)

Financing activities
Conversion of debt to preferred stock
in Westmark Group Holdings, Inc. ...................          -0-      (700,000)

Proceeds from the issuance of common stock .........          -0-     1,931,028
Proceeds from the issuance of preferred stock ......          -0-     5,775,000
Payments of capital lease obligations ..............      (59,811)     (244,168)
Payments of long term debt .........................     (144,225)     (955,798)
                                                       ----------    ----------
   Net cash provided (used) by financing activities      (204,036)    5,806,062

Net increase (decrease) in cash ....................      275,571     3,737,088
Cash at the beginning of period ....................      241,461        24,431
                                                       ----------    ----------
Cash at the end of period ..........................      517,032     3,761,519
                                                       ==========    ==========

Supplemental disclosure of cash flow information:

Interest paid                                          $    3,825    $   74,631
                                                       ==========    ==========


Supplemental disclosure of non-cash investing and financing activities:

Non-cash aspects of the acquisition of Florida
  Physicians Internet, Inc.:
     Fair value of assets acquired                       653,048
     Accrued payment for acquisition                   1,415,000
     Preferred shares to be issued in connection         832,000
       with acquisition

                       MEDICAL INDUSTRIES OF AMERICA, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 1997
                                   (UNAUDITED)


Note 1 - Organization and Summary of Significant Accounting Policies

Organization

      Medical Industries of America, Inc., f/k/a Heart Labs of America, Inc., was incorporated in September 1989 in the State of Florida and has its principal executive offices at 1903 S. Congress Ave., Suite 400, Boynton Beach, Florida 33426, telephone number (561) 737-2227. Unless the context otherwise requires, all references to the "Company" include Medical Industries of America, Inc. and its wholly-owned subsidiaries.

      The Company's Consolidated Financial Statements include the Company's active subsidiaries: Heart Labs of America, Inc. and Florida Physicians Internet, Inc. The Company's discontinued operations include Essential Care Medical Centers, Inc. #1 and #5.

Basis of Presentation and Consolidation

      The accompanying consolidated financial statements are unaudited. These statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to state fairly the consolidated financial position and consolidated results of operations as of and for the periods indicated. These consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto for year ended December 31, 1996, included in the Company's Form 10-KSB as filed with the Securities and Exchange Commission.

Earnings (Loss) Per Common Share

      Earnings (loss) per common share is calculated by dividing earnings (loss) by the weighted average common shares outstanding after giving effect to the 1 for 20 reverse stock split effective November 1, 1996. Fully diluted earnings per share have been computed based on the assumption that all of the convertible preferred stock is converted into common shares, and that all stock options have been exercised. Under this assumption, the weighted average number of common shares outstanding has been increased accordingly. For 1996, there is no fully dilutive computation because the effect would be antidilutive.

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

Reclassifications

      Certain reclassifications have been made in the 1996 financial statements to conform with the 1997 presentation.

Note 2 - Business Acquired

      Effective January 9, 1997 the Company entered into a purchase agreement with Florida Physicians Internet, Inc. ("FPII"). Florida Physicians Internet, Inc. is a group medical practice specializing in cardiology, neurology, pulmonology, pediatrics, and internal medicine. This group practice is led by Dr. A. Razzak Tai, MD, FACCP, ACCP, MRCP. Consideration for the purchase included the issuance of the Company's preferred shares in an amount equal to $832,000, cash payments of $1,415,000 over a three year period and the issuance of stock options.

Note 3 - Discontinued Operations

      In the fourth quarter of 1996, the Company closed seven of its nine medical centers. It is the Company's intent that the remaining two medical centers are to be spun off into a separate company that is anticipated to become a publicly traded company in the third quarter of 1997.

The components of net assets held for sale on the consolidated Balance Sheet are as follows:


Accounts receivable ......................................              107,956
Prepaid and other current ................................               64,304
Property and equipment ...................................              498,450
Deposits .................................................                2,540
Accounts payable .........................................             (103,106)
Accrued liabilities ......................................             (142,345)
Leases payable ...........................................              (19,401)
Notes payable ............................................             (172,850)
                                                                       --------
                                                                        235,548

Note 4 - Accounts receivable

      During the 1st quarter of 1997, the Company entered into a an agreement with a company whereby the Company can sell on an ongoing basis and without recourse an undivided interest in designated accounts receivables. At March 31, 1997, approximately $354,000 had been received under this agreement.

Note 5 - S-8  Registration Statements

      During the 1st quarter of 1997, the Company issued a total of 240,620 shares of common stock to consultants and advisors pursuant to S-8 Registration Statements. These shares had an aggregate market value of $529,800.



Item 2.     Management's Discussion and Analysis or Plan of Operations

General

      During 1997 and 1996, the Company principally derived its revenues from its mobile cardiac catheterization laboratories. In the first quarter of 1997, the Company also derived revenue from Florida Physicians Internet, Inc., a group practice acquired in January 1997.

Comparison of the Results of Operations for Three Months Ended March 31, 1997 and March 31, 1996

      Total revenues increased to $1,919,926 for the three months ended March 31, 1997 from $283,294 for the three months ended March 31, 1996, principally as a result of the acquisition of FPII in January 1997 and the revenue from the sale of equipment. During the 1st quarter of 1997, FPII recorded revenues of $721,244. Revenues from the Company's mobile cardiac catheterization labs increased 41% to $398,682 from $283,294 for the three months ended March 31, 1997 and 1996, respectively. This increase is primarily due to the Company obtaining contacts that fully utilize two of its mobile labs and the addition of a third mobile lab.

      Cost of revenues, which included medical supplies, technical salaries and benefits and other expenses directly associated with the Company's services increased to $907,050 from $143,827 for the three months ended March 31, 1997 and 1996, respectively. This increase is primarily due to the acquisition of FPII, the increased use of the mobile labs and $185,844 from the sale of equipment. FPII has a higher cost of services due to the cost of the physicians. As of percentage of revenue, costs of services decreased to 47% of revenue from operations from 51% of revenue from operations for the periods ended March 31, 1997 and 1996, respectively.

      General and Administrative expenses decreased 21% to $510,677 for the three months ended March 31, 1997 compared to $648,677 for the three months ended March 31, 1996. This decrease is primarily due to the a reduction in salaries and consulting fees.
                                      10

      Interest expense decreased to $8,360 for the three months ended March 31, 1997 as compared to $35,934 for the three months ended March 31, 1996. This decrease is attributable to the company carrying lower interest bearing debt in March 31, 1997.

      Net income (loss) from operations increased to $411,499 for the three months ended March 31, 1997 compared to a net loss of $643,088 for the three months ended March 31, 1996 resulting from an increase in the results of operations.

      Net income for the three months ended March 31, 1997 was $327,081 compared to a net loss of $997,693 for the three months ended March 31, 1996. This increase is primarily attributable to an increase in revenue, a decrease in expenses, the acquisition of a profitable practice and a reduction in salaries and consulting fees.

      In January 1997, the Company leased its third mobile lab from Comdisco. The Mobile Lab was financed through a 36 month lease with monthly payments of $22,000.

      On January 9, 1997 the Company effectuated a purchase agreement with Florida Physicians Internet, Inc. ("FPII"). Consideration for the purchase included the issuance of the Company's Series E preferred shares in an amount equal to $832,000, cash payments of $1,415,000 over a three year period and the issuance of stock options.

      In March 1997, the Company entered into an asset purchase agreement whereby it sold one of its mobile cardiac catheterization labs for $100,000 in cash and a promissory note in the amount of $700,000 bearing interest at ten percent to be paid over nine months at $60,000 per month with a balance of unpaid principal and accrued interest due and payable on December 15, 1997. Upon execution of the sale of the mobile lab, the Company entered into a service agreement with the purchaser of the mobile lab whereby the Company will manage all the affairs of the lab for a fee equal to 14% of the owners revenue plus the costs incurred in performing its duties under this Agreement.

      In April 1997, the Company entered into a settlement agreement with the plaintiffs of the Tula Business, Inc. et al lawsuit. The terms of this settlement required the Company to issue 2,063,346 unrestricted common shares, the plaintiffs to exercise 144,384 warrants into common stock at $1.50 per share, an aggregate of $216,576 received by the Company and the payment by the plaintiffs and other claimants of $900,000 to the Company in settlement of its claims.

      The Company had a working capital surplus of $1,756,375 at March 31, 1997 compared to working capital deficiency of $2,837,955 at March 31, 1996. Working capital in 1996 included $3,761,519 cash that was received from a Regulation S offering during the quarter.

                                     PART II

                                OTHER INFORMATION


Item 1.           Legal Proceedings.

      In February 1997, a lawsuit was filed in the United States District Court, Southern District of New York, by Tula Business, Inc. et al alleging the Company failed to accurately convert preferred shares of stock issued pursuant to a transaction exempt from the registration requirements of the SEC pursuant to Regulation S promulgated under the Securities Act of 1933 as amended ("Regulation S") into shares of common stock. Similar charges were made by four other shareholders of preferred stock who threatened to file a lawsuit similar to the one brought by Tula Business, Inc. et al. The plaintiffs sought additional shares. Effective April 7, 1997, the Company entered into a settlement agreement and mutual releases with the plaintiffs of the Tula Business, Inc. et al lawsuit and four other shareholders of preferred stock. The terms of the settlement required the Company to issue 2,063,346 unrestricted common shares, the exercise of 144,384 warrants into common stock at $1.50 per share (for an aggregate of $216,576 received by the Company) and the payment by the Tula Business, Inc. et al plaintiffs and certain of the four other claimants of $900,000 to the Company in settlement of its claims.

Item 5.           Other Information

      On April 28, 1997, the Board of Directors of the Company elected Glen
E. Barber and Terry R. Lazar, CPA to its Board of Directors. Mr. Barber founded New Age Communications, Inc. in 1988 and currently serves as president. New Age Communications, Inc., of Tallahassee, Florida is a master distributor of operator services to Oncor, Conquest and LDDS. For the past four years, Mr. Barber has served as president and director of the Museum of Art in Tallahassee, Florida. From 1991 through 1993, Mr. Barber served on the Advisory Board to Oncor Communications, Inc. of Bethesda, Maryland.

      Mr. Lazar founded and serves as the senior partner of Lazar, DeThomasis, Sanders and Company, LLP of Jericho, New York, a full service accounting firm specializing in real estate, healthcare, manufacturing, insurance hotel industry and entertainment. In addition, Mr. Lazar serves as partner and director of finance of the Ambulatory Surgery Center.

      On January 9, 1997 the Company effectuated a purchase agreement with Florida Physicians Internet, Inc. ("FPII"). Florida Physicians Internet, Inc. is a group medical practice specializing in cardiology, neurology, pulmonology, pediatrics, and internal medicine. This group practice is led by Dr. A. Razzak Tai, MD, FACCP, ACCP, MRCP. Consideration for the purchase included the issuance of the Company's preferred shares in an amount equal to $832,000, cash payments of $1,415,000 over a three year period and the issuance of stock options.

Employment Agreement

      In May 1997, the Company effectuated an employment agreement with Paul Pershes. The term of the agreement is 5 years, with compensation equal to an annual salary of $150,000, the granting of 775,000 -925,000 stock options to be vested over a 4 year period and the payment of normal business expenses.

Item 6.           Exhibits and Reports on Form 8-K

Exhibit           10.16  Employment Agreement-Paul Pershes

                                   SIGNATURES

      In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                       MEDICAL INDUSTRIES OF AMERICA, INC.
                                  (Registrant)




MAY 12, 1997            By:   /S/ MICHAEL F. MORRELL
(Date)                        Michael F. Morrell, Chairman of the Board & Chief
Executive Officer

MAY 12, 1997            By:   /S/ PAUL C. PERSHES
(Date)                        Paul C. Pershes, Director

MAY 12, 1997            By:   /S/ LINDA MOORE
                       Linda Moore, Senior Vice President

MAY 12, 1997            By:   /S/ DAWN M. DRELLA
(Date)                        Dawn M. Drella, Chief Financial Officer
                                       14