Form 10QSB
period 1997-06-30
MEDICAL INDUSTRIES OF AMERICA INC
filed 1997-08-12
CIK 887904

Form 10-QSB

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

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

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [_]

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 4,540,652 shares of common stock, no par value, were outstanding as of June 30, 1997.

                       MEDICAL INDUSTRIES OF AMERICA, INC.

                       10-QSB- QUARTER ENDED JUNE 30, 1997

                                      INDEX


FORM 10-QSB FORM 10-QSB FORM 10-QSB
PART NO.    ITEM NO.    DESCRIPTION                   PAGE NO.

I.                      FINANCIAL INFORMATION

            1.          Financial Statements

                  -     Condensed Consolidated Balance
                        Sheet as of  June 30, 1997                             3

                  -     Condensed Consolidated Statements of Operations
                        and Accumulated Deficit for the Three and Six
                        Months Ended June 30, 1997 and 1996                    5

                  -     Condensed Consolidated Statements of Cash
                        Flows for the Six Months Ended June 30, 1997
                        and 1996                                               6

                  -     Notes to Condensed Consolidated Financial Statements   8

            2.          Management's Discussion and Analysis or Plan of
                        Operations                                            10

II.                     OTHER INFORMATION

                        1.  Legal Proceedings                                 12
                        5.  Other Information                                 12
                        6.  Exhibits and Reports on Form 8-K13

                              Signatures

                       MEDICAL INDUSTRIES OF AMERICA, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                               AS OF JUNE 30, 1997
                                   (Unaudited)

                                     ASSETS

CURRENT ASSETS:

  Cash and cash equivalents ...................................    $    416,679
  Trade accounts receivable, net ..............................       1,305,589
  Current portion of notes  and mortgage receivables ..........         726,158
  Inventory of medical supplies ...............................          27,997
  Prepaid expenses and other current assets ...................         556,794
                                                                   ------------
    Total current assets ......................................       3,033,217
                                                                   ------------

PROPERTY AND EQUIPMENT:

  Mobile cardiac catheterization laboratory
   and medical equipment ......................................       1,896,137
  Furniture and office equipment ..............................         244,841
                                                                   ------------
                                                                      2,140,978
  Less: accumulated depreciation and amortization .............      (1,703,392)
                                                                   ------------

    Property and equipment-Net ................................         437,586
                                                                   ------------

OTHER ASSETS:

  Notes and mortgage receivables, less current maturities .....       1,707,231
  Goodwill ....................................................       1,557,425
  Investment in equity securities .............................       2,233,200
  Other assets ................................................         149,535
                                                                   ------------

    Total other assets ........................................       5,647,391
                                                                   ------------

    TOTAL ASSETS ..............................................    $  9,118,194
                                                                   ============

                 See Notes to Consolidated Financial Statements

                      MEDICAL INDUSTRIES OF AMERICA, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                               AS OF JUNE 30, 1997
                                   (Unaudited)

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:

  Accounts payable ..............................................  $    308,842
  Accrued liabilities ...........................................       944,051
  Current portion of notes payable ..............................       434,652
  Current portion of capital lease obligations ..................       112,269
                                                                   ------------
    Total current liabilities ...................................     1,799,814
                                                                   ------------

LONG TERM LIABILITIES:

  Amounts due on purchase of business, net of current portion ...     1,100,000
  Capital lease obligations, net of current portion .............        14,444
                                                                   ------------
       Total long term liabilities ..............................     1,114,444
                                                                   ------------
       Total Liabilities ........................................     2,914,258
                                                                   ------------

SHAREHOLDERS' EQUITY:

  Preferred shares, authorized 2,500,000 shares:
     issued and outstanding:
  Series A convertible shares, 22,276 issued
  Series B convertible shares, 10,000 issued
    $200 stated value, less minority interest ...................     1,020,000
  Series D convertible shares, 62,120 shares
    issued and outstanding ......................................       963,881
  Series E convertible shares, 832,000 shares issued
    and outstanding .............................................       832,000
  Common shares, no par value, authorized 8,000,000,
     4,540,652 shares issued and outstanding including
     47,500 escrow ..............................................    21,993,044
  Accumulated deficit ...........................................   (18,445,614)
                                                                   ------------
                                                                      6,363,311
  Less treasury shares (3,750 shares at cost) ...................      (159,375)
                                                                   ------------
         Total shareholders' equity .............................     6,203,936
                                                                   ------------

      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ................  $  9,118,194
                                                                   ============

                 See Notes to Consolidated Financial Statements

                       MEDICAL INDUSTRIES OF AMERICA, INC.
     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT

                                                           Three Months Ended              Six Months Ended
                                                                 June 30,                      June 30,
                                                               (Unaudited)                   (Unaudited)
                                                       ---------------------------   ---------------------------
                                                           1997           1996           1997           1996
                                                       ------------   ------------   ------------   ------------
Revenue .............................................  $  1,267,375   $    391,782   $  3,187,301   $    675,076
Other income ........................................       635,103           --          635,103           --
                                                       ------------   ------------   ------------   ------------

Total ...............................................     1,902,478        391,782      3,822,404        675,076
                                                       ------------   ------------   ------------   ------------
Expenses:
   Cost of revenues .................................       813,945        134,077      1,720,995        277,904
   General and administrative expense ...............       513,097        741,607      1,023,774      1,390,284
   Depreciation and amortization ....................       104,690        266,263        187,030        364,207
   Interest expense, net ............................        50,129         37,599         58,489         73,533
   Other ............................................         4,911        118,609          4,911        118,609
                                                       ------------   ------------   ------------   ------------
         Total expenses .............................     1,486,772      1,298,155      2,995,199      2,224,537
                                                       ------------   ------------   ------------   ------------

 Income (loss) from continuing operations
   before income taxes ..............................       415,706       (906,373)       827,205     (1,549,461)

Income taxes ........................................       160,000           --          321,500           --
                                                       ------------   ------------   ------------   ------------
                                                            255,706           --          505,705           --

Utilization of net operating losses .................      (160,000)          --         (321,500)          --
                                                       ------------   ------------   ------------   ------------

Income (loss) from continuing operations ............       415,706       (906,373)       827,205

Loss from discontinued operations-net of income taxes       (11,612)      (227,538)       (96,030)      (582,143)
                                                       ------------   ------------   ------------   ------------

Net income (loss) ...................................       404,094     (1,133,911)       731,175     (2,131,604)

Accumulated deficit-beginning of year ...............   (18,849,708)   (12,868,117)   (19,176,789)   (11,870,424)
                                                       ------------   ------------   ------------   ------------

Accumulated deficit-end of periods ..................  $(18,445,614)  $(14,002,028)  $(18,445,614)  $(14,002,028)
                                                       ============   ============   ============   ============

Earnings (loss) per share of common stock:
   Primary:
   Income (loss) from continuing operations .........  $        .10   ($      1.25)  $        .28   $      (2.58)

   Loss from discontinued operations ................          (.01)          (.32)          (.03)          (.97)
   Net Income (loss) ................................  $        .09   ($      1.57)  $        .25   $      (3.55)
                                                       ============   ============   ============   ============

        Fully diluted earnings per share ............  $        .07                  $        .17
                                                       ============                  ============

Weighted average shares outstanding,
excluding contingently issuable shares
       Primary ......................................     4,375,857        720,277      2,986,489        600,615
                                                       ============   ============   ============   ============
       Fully diluted ................................     5,830,809                     4,383,106
                                                       ============                  ============

                 See Notes to Consolidated Financial Statements

                       MEDICAL INDUSTRIES OF AMERICA, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                                                              1997           1996
                                                          ------------   ------------
Operating activities:
Net income (loss) from continuing operations ...........  $    827,205   $ (1,549,461)
Net loss from discontinued operations ..................       (96,030)      (582,143)
Adjustments to reconcile net income (loss) to
 net cash provided by (used in)
 operating activities:
    Depreciation and amortization ......................       187,030        498,637
    Minority Interest ..................................        (3,129)       (16,292)
    Loss (gain) on disposition of property and equipment         2,544            -0-
    Common stock issued for services rendered ..........       822,502            -0-
    Changes in assets and liabilities:
       (Increase) decrease in:
       Trade accounts receivable .......................      (484,635)       134,257
       Inventories of medical supplies .................       (13,126)       (22,243)
       Asset held for sale .............................      (100,000)           -0-
       Prepaid expenses and other current assets .......      (220,744)      (363,390)
       Other assets ....................................        (1,897)      (181,482)
       Accounts payable ................................        60,411       (451,731)
       Accrued liabilities .............................       (27,002)      (119,168)
                                                          ------------   ------------
   Net cash  provided by (used in) operating activities        953,129     (2,653,016)
                                                          ------------   ------------

Investing activities:
Issuance of notes receivable ...........................      (697,822)    (2,389,212)
Payment of notes receivable ............................       117,002           --
Purchase of property and equipment .....................      (233,179)      (208,127)

Purchase of goodwill ...................................          --         (364,402)
Purchase of practice ...................................          --          (75,000)
Loss in equity of investment ...........................          --          181,480
                                                          ------------   ------------

   Net cash (used in) investing activities .............      (813,999)    (2,855,261)
                                                          ------------   ------------

Financing activities:
Proceeds from long term debt ...........................        34,000           --
Payment of note payable ................................          --         (183,369)
Proceeds from the issuance of common stock .............       216,576      3,773,128
Proceeds from the issuance of preferred stock ..........          --        3,932,900
Payments of capital lease obligations ..................       (60,436)      (340,864)
Payments of long term debt .............................      (154,052)    (1,636,451)
Stock payable ..........................................          --          325,000
                                                          ------------   ------------
   Net cash provided by financing activities ...........        36,088      5,870,344
                                                          ------------   ------------

Net increase in cash ...................................       175,218        362,067
Cash at the beginning of period ........................       241,461         24,431
                                                          ------------   ------------
Cash at the end of period ..............................  $    416,679   $    386,498
                                                          ============   ============

Supplemental disclosure of cash flow information:
Interest paid ..........................................  $     11,708   $    122,029
                                                          ============   ============

Supplemental disclosure of non-cash investing and financing activities:

Non-cash aspects of the acquisition of
  Florida Physicians Internet, Inc.:
     Fair value of assets acquired .....................  $    653,048
     Accrued payment for acquisition ...................     1,415,000
     Preferred shares to be issued in
       connection with acquisition .....................  $    832,000

During the fourth quarter of 1996, the Company converted $700,000 of its advances to Westmark Group Holdings, Inc. to Westmark Group Holdings, Inc. preferred stock.

                       MEDICAL INDUSTRIES OF AMERICA, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               AS OF JUNE 30, 1997
                                   (UNAUDITED)

Note 1 - Organization and Summary of Significant Accounting Policies

Organization

      Medical Industries of America, Inc., f/k/a Heart Labs of America, Inc., was incorporated in the State of Florida and has its principal executive office in Boynton Beach, Florida. Medical Industries of America, Inc. through its wholly owned subsidiary, Florida Physicians Internet, Inc. operates a multi-specialty medical group practice that is rapidly expanding in the areas of physician practice management. The Company also provides diagnostic and therapeutic healthcare services to the surgical and medical community through its mobile cardiac catheterization services to hospitals primarily in the State of Florida. Unless the context otherwise requires, all references to the "Company" include Medical Industries of America, Inc. and its wholly-owned subsidiaries.

      The Company's Consolidated Financial Statements include the Company's active subsidiaries: Heart Labs of America, Inc. and Florida Physicians Internet, Inc. The Company's discontinued operations include Essential Care Medical Centers, Inc. and Essential Care Medical Centers #5, Inc..

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

      Effective August 1, 1997, the Company entered into an asset purchase agreement with Dr. Rodney Menk, D.O. to acquire his practice for $20,000.

Note 3 - Discontinued Operations

      In the fourth quarter of 1996, the Company closed seven of its nine medical centers. It is the Company's intent that the remaining two medical centers are to be spun off into a separate company controlled by unrelated third parties which is anticipated to become a publicly traded company.

Note 4 - Accounts receivable

      During the 1st quarter of 1997, the Company entered into a an agreement with a company whereby the Company can sell on an ongoing basis and without recourse an undivided interest in designated accounts receivables. Subsequent to June 30, 1997, the Company repaid all advances and mutually terminated the agreement.

Note 5 - S-8  Registration Statements

      For the period from January 1997 to April 1997, the Company issued a total of 555,800 shares of common stock which the vast majority was issued to attorney's for legal services pursuant to S-8 registration statements. These shares had an aggregate market value of $1,160,160.

Note 6 - Note Receivable

      In June 1997, the Company and Westmark Group Holdings, Inc. agreed to a revised payment schedule with a minimum payment plus additional payments dependent on Westmark's cash flow, capital infusion, and/or other forms of capital raised.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

GENERAL

      During 1997 and 1996, the Company principally derived its revenues from its mobile cardiac catheterization laboratories. In the first two quarters of 1997, the Company also derived revenue from Florida Physicians Internet, Inc., a group practice acquired in January 1997.

COMPARISON OF THE RESULTS OF OPERATIONS FOR SIX MONTHS ENDED JUNE 30, 1997 AND JUNE 30, 1996

      Revenues increased 372% to $3,187,301 for the six months ended June 30, 1997 from $675,076 for the six months ended June 30, 1996, principally as a result of the acquisition of FPII in January 1997, and the revenue from the sale of equipment. During the 1st two quarters of 1997, FPII recorded revenues of $1,395,991. Revenues from the Company's mobile cardiac catheterization labs increased 48% to $906,977 from $613,119 for the six months ended June 30, 1997 and June 30, 1996, respectively. This increase is primarily due to the Company obtaining contacts that fully utilize two of its mobile labs and the addition of a third mobile lab. Balance of the revenues was from the sale of the mobile lab. Other income for the six months ended June 30, 1997 consists of a cash legal settlement which is offset by direct expenses totaling $264,897.

      Cost of revenues which included medical supplies, technical salaries and benefits and other expenses directly associated with the Company's services increased to $1,720,995 from $277,904 for the six months ended June 30, 1997 and 1996, respectively. This increase is due to the acquisition of FPII, the increased use of the mobile labs and the cost of the equipment sold. FPII has a higher cost of services due to the cost of the physicians. As a percentage of revenue, cost of services increased to 54% of revenue from 41% of revenue for the six months ended June 30, 1997 and 1996, respectively.

      General and administrative expenses decreased 26% to $1,023,774 for the six months ended June 30, 1997 compared to $1,390,284 for the six months ended June 30, 1996. This decrease is primarily due to the reduction in salaries and consulting fees.

      Interest expense decreased to $58,489 for the six months ended June 30, 1997 as compared to $73,533 for the six months ended June 30, 1996. This decrease is attributable to the Company refinancing certain notes receivables but is offset partially by the Company entering into an accounts receivable financing arrangement .

      Income from continuing operations increased to $827,205 for the six months ended June 30, 1997 compared to a net loss of $1,549,461 for the six months ended June 30, 1996 resulting from an increase in the results of operations and other income.

      Net income for the six months ended June 30, 1997 was $731,175 compared to a loss of $2,131,604 for the six months ended June 30, 1996. This increase is primarily attributable to an increase in revenue, a decrease in expenses, the acquisition of a profitable practice, a reduction in salaries and consulting fees and other income.

COMPARISON OF THE RESULTS OF OPERATIONS FOR THREE MONTHS ENDED JUNE 30, 1997 AND JUNE 30, 1996

      Revenues increased to $1,267,375 for the three months ended June 30, 1997 from $391,782 for the three months ended June 30, 1996, principally as a result of the acquisition of FPII in January 1997 and the revenue from the mobile catheterization labs. During the 2nd quarter of 1997, FPII recorded revenues of $674,747. Revenues from the Company's mobile cardiac catheterization labs increased 54% to $508,295 from $329,825 for the three months ended June 30, 1997 and 1996, respectively. This increase is primarily due to the Company obtaining contracts that fully utilize two of its mobile labs and the addition of a third mobile lab. Other income for the three months ended June 30, 1997 consists of a cash legal settlement which is offset by direct expenses totaling $264,897.

      Cost of revenues, which included medical supplies, technical salaries and benefits and other expenses directly associated with the Company's services increased to $813,945 from $134,077 for the three months ended June 30, 1997 and 1996, respectively. This increase is primarily due to the acquisition of FPII and the increased use of the mobile labs. FPII has a higher cost of services due to the cost of the physicians. As of percentage of revenue, costs of services increased to 64% of revenue from operations from 34% of revenue from operations for the three months ended June 30, 1997 and 1996, respectively.

      General and Administrative expenses decreased 31% to $513,097 for the three months ended June 30, 1997 compared to $741,607 for the three months ended June 30, 1996. This decrease is primarily due to the a reduction in salaries and consulting fees.

      Interest expense increased to $50,129 for the three months ended June 30, 1997 as compared to $37,599 for the three months ended June 30, 1996. This increase is attributable to the company entering into an accounts receivable financing arrangement.

      Income from continuing operations increased to $415,706 for the three months ended June 30, 1997 compared to a net loss of $906,373 for the three months ended June 30, 1996 resulting from an increase in the results of operations and other income.

      Net income for the three months ended June 30, 1997 was $404,094 compared to a net loss of $1,133,911 for the three months ended June 30, 1996. This increase is primarily attributable to an increase in revenue, a decrease in expenses, the acquisition of a profitable practice, a reduction in salaries and consulting fees and other income.

      In January 1997, the Company leased its third mobile lab for 36 months with monthly payments of $22,000.

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

      The Company had a working capital surplus of $1,333,403 at June 30, 1997 compared to working capital deficiency of $689,797 at June 30, 1996. Working capital in 1996 included $3,761,519 cash that was received from a Regulation S offering during the 1st quarter.

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

ITEM 5.           OTHER INFORMATION

      On April 28, 1997, the Board of Directors of the Company elected Glen E. Barber, Terry R. Lazar, CPA and Dr. A. Razzak Tai, MD to its Board of Directors. Mr. Barber founded New Age Communications, Inc. in 1988 and currently serves as president. New Age Communications, Inc., of Tallahassee, Florida is a master distributor of operator services to Oncor, Conquest and LDDS. For the past four years, Mr. Barber has served as president and director of the Museum of Art in Tallahassee, Florida. From 1991 through 1993, Mr. Barber served on the Advisory Board to Oncor Communications, Inc. of Bethesda, Maryland.

      Mr. Lazar founded and serves as the senior partner of Lazar, DeThomasis, Sanders and Company, LLP of Jericho, New York, a full service accounting firm specializing in real estate, healthcare, manufacturing, insurance hotel industry and entertainment. In addition, Mr. Lazar serves as partner and director of finance of the Ambulatory Surgery Center.

      Dr. Tai serves as medical director for the Company and is Board Certified in Internal Medicine and Cardiovascular Diseases in England and the United States. He is a Fellow of the American College of Cardiology, a Fellow of the American College of Chest Physicians, a Fellow of the American Angiology and a Fellow of the Clinical Council of Cardiology and the American Heart Association. Dr. Tai has served on the committee for the American College of Chest Physicians and is a past President of the American Heart Association.

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

EMPLOYMENT AGREEMENT

      In May 1997, the Company effectuated an employment agreement with its new president, Paul C. Pershes which was approved by the Board of Directors. The term of the agreement is 5 years, with compensation equal to an annual salary of $150,000, the granting of 775,000-925,000 stock options to be vested over a 4 year period and the payment of normal business expenses.

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

                       MEDICAL INDUSTRIES OF AMERICA, INC.
                                  (Registrant)

MAY 12, 1997            By:   /S/ MICHAEL F. MORRELL
(Date)                        Michael F. Morrell, Chairman of the Board &
                                Chief Executive Officer

MAY 12, 1997            By:   /S/ PAUL C. PERSHES
(Date)                        Paul C. Pershes, President

MAY 12, 1997            By:   /S/ LINDA MOORE
(Date)                        Linda Moore, Senior Vice President

MAY 12, 1997            By:   /S/  ARTHUR P. KOBRIN
(Date)                        Arthur P. Kobrin, Chief Financial Officer