Form 10QSB/A
period 1997-03-31
MEDICAL INDUSTRIES OF AMERICA INC
filed 1997-10-23
CIK 887904

Form 10-QSB/A

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

        Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

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

                              Signatures

                       MEDICAL INDUSTRIES OF AMERICA, INC.
                           CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 1997
                                   (Unaudited)

                                     ASSETS
CURRENT ASSETS:

   Cash and cash equivalents .................................          517,032
   Trade accounts receivable, net ............................          877,658
   Current portion of notes receivable .......................        2,510,291
   Inventories of medical supplies ...........................           11,310
   Net assets held for sale ..................................          235,548
   Prepaid expenses and other current assets .................          354,953
                                                                     ----------
     Total current assets ....................................        4,506,792

PROPERTY AND EQUIPMENT:

   Mobile cardiac catheterization laboratory .................        1,685,373
    and medical equipment
    Furniture and office equipment and other assets ..........          242,977
                                                                     ----------
                                                                      1,928,350
   Less: accumulated depreciation and amortization ...........       (1,683,653)
                                                                     ----------
     Net property and equipment ..............................          244,697

OTHER ASSETS:

   Notes receivable, less current maturities .................          105,206
   Goodwill ..................................................        1,593,958
   Investment in Westmark Group Holdings, Inc. ...............        2,233,200
   Other assets ..............................................          135,175
                                                                     ----------
     Total other assets ......................................        4,067,539

     TOTAL ASSETS ............................................        8,819,028
                                                                     ==========

                 See Notes to Consolidated Financial Statements

                       MEDICAL INDUSTRIES OF AMERICA, INC.
                           CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 1997
                                   (Unaudited)

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:

   Accounts payable ............................................        567,503
   Accrued liabilities .........................................      1,198,883
   Current portion of note payable .............................        592,956
   Current portion of capital lease obligations ................        391,075
                                                                    -----------
     Total current liabilities .................................      2,750,417

LONG TERM LIABILITIES:

   Amounts due on purchase of business, net of .................      1,100,000
     current portion
   Capital lease obligations, net of current portion ...........         15,695
                                                                    -----------
     Total long term liabilities ...............................      1,115,695

SHAREHOLDERS' EQUITY:

Preferred shares, authorized 2,500,000 shares:
   issued and outstanding:
Series A convertible shares, 22,276 issued
Series B convertible shares, 10,000 issued
   $200 stated value, less 4,900 shares minority ...............      1,020,000
     interest
   Series D convertible shares, 112,929 shares .................      1,752,256
     issued and outstanding
Common shares, no par value, authorized 8,000,000:
   issued and outstanding 1996, 1,989,742 shares;
   including 47,500 escrow .....................................     20,357,743

Preferred shares to be issued ..................................        832,000
Less treasury shares (3,750 shares at stated value) ............       (159,375)

Accumulated deficit ............................................    (18,849,708)
                                                                    -----------
   Total shareholders' equity ..................................      4,952,916

      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ...............      8,819,028
                                                                    -----------
                 See Notes to Consolidated Financial Statements

                       MEDICAL INDUSTRIES OF AMERICA, INC.
     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT

                                                       Three Months Ended
                                                            March 31,
                                                           (Unaudited)
                                                   ----------------------------
                                                       1997            1996
                                                   -----------      -----------
Revenue ......................................       1,919,926          283,294

Expenses:
   Cost of revenues ..........................         907,050          143,827
   General and administrative
     expenses ................................         510,677          648,677
   Depreciation and amortization .............          82,340           97,944
   Interest expense, net .....................           8,360           35,934
                                                   -----------      -----------
         Total expenses ......................       1,508,427          926,382

Income (loss) from operations ................         411,499         (643,088)

Loss from discontinued operations ............         (84,418)        (354,605)
                                                   -----------      -----------
Net income (loss) ............................         327,081         (997,693)

Accumulated deficit-beginning
  of year ....................................     (19,176,789)     (11,870,424)

Accumulated deficit-end of 1st
  quarter ....................................     (18,849,708)     (12,868,117)
                                                   ===========      ===========
Earnings (loss) per share of common stock:
   Primary:
   Earnings from operations ..................             .26            (1.34)
   Loss from discontinued operations .........            (.05)            (.74)
                                                   -----------      -----------
   Earnings (loss) ...........................             .21            (2.08)
                                                   ===========      ===========
   Fully diluted earnings per share ..........             .15              -0-
                                                   ===========      ===========
Weighted average shares
  outstanding, excluding
  contingently issuable shares
       Primary ...............................       1,588,442          480,952
                                                   ===========      ===========
       Fully diluted .........................       2,716,127              -0-
                                                   ===========      ===========

                 See Notes to Consolidated Financial Statements

                       MEDICAL INDUSTRIES OF AMERICA, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                      Three Months Ended
                                                                           March 31,
                                                                          (Unaudited)
Operating activities:                                            1997                  1996
                                                              ----------            ----------
Net income (loss) from operations .........................     411,499              (643,088)
Net loss from discontinued operations .....................     (84,418)
Adjustments to reconcile net income (loss) to
net cash used by operating activities:
   Depreciation and amortization ..........................      82,340               220,075
    Equity loss on investments ............................         -0-               134,900
    Minority Interest .....................................      (3,129)               (4,095)
     Loss (gain) on disposition of property and
       equipment ..........................................       2,544                   -0-
     Common stock issued for services rendered ............     426,800                   -0-
     Reclassification of property and equipment
       held for sale ......................................     498,450                   -0-
     Changes in assets and liabilities:
        (Increase) decrease in:
        Trade accounts receivable .........................      75,578               187,118
        Inventories of medical supplies ...................       3,561                   -0-
        Net assets held for sale ..........................    (235,548)                  -0-
        Prepaid expenses and other current assets (227,213)    (453,707)
        Other assets ......................................      (6,935)               16,747
        Accounts payable ..................................      90,780              (429,297)
        Accrued liabilities ...............................     157,354               (32,408)
                                                             ----------            ----------
   Net cash  provided (used) by operating
     activities ...........................................   1,191,663            (1,358,360)

Investing activities
Payment of note payable ...................................         -0-              (183,369)
Issuance of notes receivable ..............................    (697,822)             (590,000)
Payment of notes receivable ...............................         -0-                78,420
Proceeds from sale of property and equipment ..............         -0-                   -0-
Disbursements for property and equipment ..................     (14,234)              (15,665)
                                                             ----------            ----------
   Net cash used by operating activities ..................    (712,056)             (710,614)

Financing activities
Conversion of debt to preferred stock
  in Westmark Group Holdings, Inc. ........................         -0-              (700,000)

Proceeds from the issuance of common stock ................         -0-             1,931,028
Proceeds from the issuance of preferred stock .............         -0-             5,775,000
Payments of capital lease obligations .....................     (59,811)             (244,168)
Payments of long term debt ................................    (144,225)             (955,798)
                                                             ----------            ----------
   Net cash provided (used) by financing
     activities ...........................................    (204,036)            5,806,062
Net increase (decrease) in cash ...........................     275,571             3,737,088
Cash at the beginning of period ...........................     241,461                24,431
                                                             ----------            ----------
Cash at the end of period .................................     517,032             3,761,519
                                                             ==========            ==========

Supplemental disclosure of cash flow information:

Interest paid .............................................  $    3,825            $   74,631
                                                             ----------            ----------
Supplemental disclosure of non-cash investing
  and financing activities:

Non-cash aspects of the acquisition of
  Florida Physicians Internet, Inc.:
     Fair value of assets acquired ........................     653,048
     Accrued payment for acquisition ......................   1,415,000
     Preferred shares to be issued in
       connection with acquisition ........................     832,000

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

The components of net assets held for sale on the consolidated Balance Sheet are as follows:

Accounts receivable                                         107,956
Prepaid and other current                                    64,304
Property and equipment                                      498,450
Deposits                                                      2,540
Accounts payable                                          (103,106)
Accrued liabilities                                       (142,345)
Leases payable                                             (19,401)
Notes payable                                             (172,850)
                                                          ---------
                                                            235,548

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

Financial Statements of the Business Acquired:

      The unaudited financial statements of Florida Physicians Internet, Inc. for the three months ended December 31, 1996 and the audited financial statements of A. Razzak Tai, M.D. P.A. for the year ended 9/30/96 are attached.

Proforma Financial Statements

      The registrant acquired Florida Physicians Internet, Inc. on January 9, 1997. Historical unaudited proforma condensed combined financial statements giving effect to the acquisition are attached.


EMPLOYMENT AGREEMENT

      In May 1997, the Company effectuated an employment agreement with Paul Pershes. The term of the agreement is 5 years, with compensation equal to an annual salary of $150,000, the granting of 775,000 -925,000 stock options to be vested over a 4 year period and the payment of normal business expenses.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibit   10.16       Employment Agreement-Paul Pershes

Exhibit   10.28.1     Pro Forma Condensed Consolidated Financial
                      Statements for the year ended December 31, 1996

Exhibit 10.28.2 Audited Financial Statements of A. Razzak Tai, M.D., P.A. for the year ended September 30, 1996

Exhibit 10.28.3 Unaudited Financial Statements of Florida Physicians Internet, Inc.for the three months ended December 31, 1996

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