Form 10QSB
period 1997-09-30
MEDICAL INDUSTRIES OF AMERICA INC
filed 1997-11-14
CIK 887904

Form 10-QSB

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549



      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997

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


      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report(s)), and (2) has been subject to such filing requirements for the past 90 days.
Yes X  No __

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 10,079,387 shares of common stock, no par value, were outstanding as of September 30, 1997.

                       MEDICAL INDUSTRIES OF AMERICA, INC.

                    10-QSB- QUARTER ENDED SEPTEMBER 30, 1997

                                      INDEX

FORM 10-QSB FORM 10-QSB FORM 10-QSB
PART NO.    ITEM NO.    DESCRIPTION                                     PAGE NO.

I.                      FINANCIAL INFORMATION

            1.          Financial Statements

                  -     Condensed Consolidated Balance
                        Sheet as of September 30, 1997                         3

                  -     Condensed Consolidated Statements of Operations
                        and Accumulated Deficit for the Three and Nine
                        Months Ended September 30, 1997 and 1996               5

                  -     Condensed Consolidated Statements of Cash
                        Flows for the Nine Months Ended
                        September 30, 1997 and 1996                            6

                  -     Notes to Condensed Consolidated Financial
                        Statements                                             8

            2.          Management's Discussion and Analysis
                        or Plan of Operations                                 11

II.                     OTHER INFORMATION

                        1.  Legal Proceedings                                 14
                        2.  Changes in Securities                             14
                        6.  Exhibits and Reports on Form 8-K                  15

                              Signatures

                       MEDICAL INDUSTRIES OF AMERICA, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                            AS OF SEPTEMBER 30, 1997
                                   (Unaudited)

                                     ASSETS

CURRENT ASSETS:
   Cash and cash equivalents .............................   $    671,136
   Trade accounts receivable, net ........................      1,452,206
   Litigation receivable .................................      1,500,000
   Current portion of notes  and mortgage receivables ....        674,703
   Inventory of medical supplies .........................         24,502

   Prepaid expenses and other current assets .............        427,178
                                                             ============
     Total current assets ................................      4,749,725
                                                             ------------
PROPERTY AND EQUIPMENT:
   Mobile cardiac catheterization laboratory
    and medical equipment ................................      1,931,917
   Furniture and office equipment ........................        256,708
                                                             ------------
                                                                2,188,625

   Less: accumulated depreciation and amortization .......     (1,731,801)
                                                             ------------
     Property and equipment-Net ..........................        456,824
                                                             ============

OTHER ASSETS:
   Notes and mortgage receivables, less current maturities      1,712,295
   Goodwill ..............................................      1,553,502
   Investment in equity securities .......................      3,513,200
   Other assets ..........................................         83,134
                                                             ------------
     Total other assets ..................................      6,862,131
                                                             ------------
     TOTAL ASSETS ........................................   $ 12,068,680
                                                             ============

                 See Notes to Consolidated Financial Statements

                       MEDICAL INDUSTRIES OF AMERICA, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                            AS OF SEPTEMBER 30, 1997
                                   (Unaudited)

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:


   Accounts payable ..........................................   $    380,611

   Accrued liabilities .......................................      1,211,239
   Amount due on purchase of business - current
     portion .................................................        815,000

   Current portion of notes payable ..........................        431,923


   Current portion of capital lease obligations ..............        134,229
                                                                 ------------
     Total current liabilities ...............................      2,973,002
                                                                 ------------

LONG TERM LIABILITIES:

   Convertible subordinated debentures .......................        400,000
   Amounts due on purchase of business, net of current portion        600,000
   Capital lease obligations, net of current portion .........         13,793
                                                                 ------------

        Total long term liabilities ..........................      1,013,793
                                                                 ------------
      Total Liabilities ......................................      3,986,795
                                                                 ============

SHAREHOLDERS' EQUITY:

   Preferred shares, authorized 10,000,000 shares:
    issued and outstanding:
   Series A convertible shares, 33,414 shares authorized .....           --
   Series B convertible shares, 10,000 shares
    authorized, issued and outstanding, $200
    stated value .............................................      2,000,000
   Series C convertible shares, 75,000 shares authorized .....           --
   Series D convertible shares, 375,000 shares authorized ....           --
   Convertible preferred shares to be issued .................        832,000
   Common shares, no par value, 50,000,000 shares
   authorized, 10,079,387 shares issued and
   outstanding, including 47,500 in escrow ...................     23,683,439
   Accumulated deficit .......................................    (18,433,554)


         Total shareholders' equity ..........................      8,081,885
                                                                 ------------
      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY .............   $ 12,068,680
                                                                 ============

                 See Notes to Consolidated Financial Statements

                       MEDICAL INDUSTRIES OF AMERICA, INC.
       CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT

                                                                  Three Months Ended                       Nine Months Ended
                                                                     September 30,                           September 30,
                                                                     (Unaudited)                              (Unaudited)
                                                              1997                 1996                1997                  1996
                                                           --------              -------             --------              -------
Revenue ........................................        $  1,189,419         $    256,196         $  4,292,387         $    931,272

Interest income ................................              36,483              106,878              120,816              106,878

Other income ...................................           1,102,657              272,850            1,737,760              272,850
                                                        ------------         ------------         ------------         ------------

         Total .................................           2,328,559              635,924            6,150,963            1,311,000
                                                        ------------         ------------         ------------         ------------
Expenses:

   Cost of revenues ............................             947,623              177,702            2,483,118              455,606
   General and administrative
      expenses .................................             707,290              425,993            1,800,181            1,816,277
   Depreciation and
      amortization .............................              48,062              178,425              287,493              542,632

   Interest expense ............................              25,015                  925              121,260               74,458

   Other .......................................                --                188,034                4,911              306,643
                                                        ------------         ------------         ------------         ------------

         Total expenses ........................           1,727,990              971,079            4,696,963            3,195,616
                                                        ------------         ------------         ------------         ------------
Income (loss) from continuing
 operations ....................................             600,569             (335,155)           1,454,000           (1,884,616)

Loss from discontinued
 operations-net of income
 taxes .........................................              (3,735)            (401,281)             (99,765)            (983,424)
                                                        ------------         ------------         ------------         ------------


Net income (loss) ..............................             596,834             (736,436)           1,354,235           (2,868,040)

Accumulated deficit-beginning
    of year ....................................         (19,030,388)         (14,002,028)         (19,787,789)         (11,870,424)

Accumulated deficit-end of
periods ........................................        $(18,433,554)        $(14,738,464)        $(18,433,554)        $(14,738,464)
Earnings (loss) per share of
common stock:
   Primary:
   Income (loss) from
   continuing operations .......................        $        .10         $       (.33)        $        .32         $      (2.56)
   Loss from discontinued
      operations ...............................                --                   (.40)                (.02)               (1.33)
                                                        ------------         ------------         ------------         ------------
   Net Income (loss) ...........................                 .10                 (.73)                 .30                (3.89)
                                                        ============         ============         ============         ============

   Fully diluted
     earnings per share ........................                 .09                 --                    .25                 --
                                                        ============         ============         ============         ============
Weighted average shares
 outstanding, excluding
 contingently issuable shares
      Primary ..................................           5,882,999            1,005,757            4,495,398              736,648
                                                        ============         ============         ============         ============

       Fully diluted ...........................           6,744,999                 --              5,357,398                 --
                                                        ============         ============         ============         ============

                See Notes to Consolidated Financial Statements MEDICAL

                           INDUSTRIES OF AMERICA, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                                                               1997           1996
                                                              ------         ------
Operating activities:

Net income (loss) from continuing operations                $1,454,000    $(1,884,616)

Net loss from discontinued operations ................        (99,765)       (983,424)
Adjustments to reconcile net income (loss)
to net cash provided by (used in) operating activities:

     Depreciation and amortization ...................        287,493         746,306

     Minority Interest ...............................         (3,129)        (24,839)
     Loss (gain) on disposition of property
        and equipment ................................          2,544               0
     Common stock issued for services
        rendered .....................................        822,502               0
     Changes in assets and liabilities:
        (Increase) decrease in:

        Trade accounts receivable ....................       (631,252)        277,281

        Litigation receivable ........................     (1,500,000)             --

        Inventories of medical supplies ..............         (9,631)         (2,157)
        Prepaid expenses and other current assets ....        (91,128)       (643,933)

        Other assets .................................        (35,496)        (98,413)
        Increase (decrease) in:

        Accounts payable .............................        132,180        (245,604)


        Accrued liabilities ..........................        (55,814)        (12,363)
                                                           ----------      ----------
   Net cash  provided by (used in)
      operating activities ...........................        272,504      (2,871,762)
                                                           ----------      ----------
Investing activities:

Purchase of equity securities ........................       (300,000)             --

Issuance of notes receivable .........................       (697,822)     (2,722,046)

Payment of notes receivable ..........................        163,393              --

Purchase of property and equipment ...................       (332,957)       (296,574)

Purchase of goodwill .................................        (16,000)       (219,052)

Loss in equity of investment .........................             --         331,480
                                                           ----------      ----------

   Net cash (used in) investing activities ...........     (1,183,386)     (2,906,192)
                                                           ----------      ----------
Financing  activities:

Proceeds from long term debt .........................        431,271              --

Payment of note payable ..............................             --        (183,369)

Proceeds from the issuance of common stock ...........      1,102,465       4,054,253
Proceeds from the issuance of preferred stock ........             --       3,932,900

Dividend returned ....................................         44,958

Payments of capital lease obligations ................        (39,127)       (362,981)

Payments of long term debt ...........................       (154,052)     (1,632,411)
                                                           ----------      ----------

   Net cash provided by financing activities .........      1,340,557       5,853,350
                                                           ----------      ----------
Net increase in cash .................................        429,675          75,396

Cash at the beginning of period ......................        241,461          24,431
                                                           ----------      ----------
Cash at the end of period ............................        671,136          99,827
                                                           ==========      ==========

Supplemental disclosure of cash flow information:

Interest paid                                                $48,329    $122,029
                                                             =======    ========

Supplemental disclosure of non-cash investing and financing activities:

Non-cash aspects of the acquisition of Florida Physicians Internet, Inc.:

     Fair value of assets acquired                $  653,048
     Accrued payment for acquisition               1,415,000
     Preferred shares to be issued in
       connection with acquisition                  $832,000


During the fourth quarter of 1996, the Company converted $700,000 of its advances to Westmark Group Holdings, Inc. to Westmark Group Holdings, Inc. preferred stock.

                       MEDICAL INDUSTRIES OF AMERICA, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                            AS OF SEPTEMBER 30, 1997
                                   (UNAUDITED)


Note 1 - Organization and Summary of Significant Accounting Policies

Organization

      Medical Industries of America, Inc., f/k/a Heart Labs of America, Inc., was incorporated in the State of Florida and has its principal executive office in Boynton Beach, Florida. Medical Industries of America, Inc. through its wholly owned subsidiary, Florida Physicians Internet, Inc. operates a multi-specialty medical group practice that is rapidly expanding in the areas of physician practice management. The Company also provides diagnostic and therapeutic healthcare services to the surgical and medical community through its mobile cardiac catheterization services to hospitals and physicians primarily in the State of Florida.

      The Company's Consolidated Financial Statements include the Company's active subsidiaries: Heart Labs of America, Inc. and Florida Physicians Internet, Inc. The Company's discontinued operations include Essential Care Medical Centers, Inc. and Essential Care Medical Centers #5, Inc..

Basis of Presentation and Consolidation

      The accompanying consolidated financial statements are unaudited. These statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to state fairly the consolidated financial position and consolidated results of operations as of and for the periods indicated. These consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto for the year ended December 31, 1996, included in the Company's Form 10-KSB as filed with the Securities and Exchange Commission.

Earnings (Loss) Per Common Share

      Earnings (loss) per common share is calculated by dividing earnings (loss) by the weighted average common shares outstanding after giving effect to the 1 for 20 reverse stock split effective November 1, 1996 and common stock equivalents. Fully diluted earnings per share have been computed based on the assumption that all of the convertible preferred stock is converted into common shares. Under this assumption, the weighted average number of common shares outstanding has been increased accordingly. For 1996, there is no fully dilutive computation because the effect would be antidilutive.

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

Note 2 - Business Acquired

      Effective January 9, 1997 the Company entered into a purchase agreement with Florida Physicians Internet, Inc. ("FPII"). Florida Physicians Internet, Inc. is a group medical practice specializing in cardiology and primary care medicine. Consideration for the purchase included the issuance of the Company's preferred shares in an amount equal to $832,000, cash payments of $1,415,000 over a three year period and the issuance of stock options.

      Effective August 1, 1997, the Company entered into an asset purchase agreement with Dr. Rodney Menk, D.O. to acquire his practice for $20,000.

Note 3 - Discontinued Operations

      In the fourth quarter of 1996, the Company closed seven of its nine medical centers. The remaining two medical centers were spun off into a separate company controlled by unrelated third parties which is anticipated to become a publicly traded company.

Note 4 - Accounts receivable

      During the 1st quarter of 1997, the Company entered into an agreement with a company whereby the Company can sell on an ongoing basis and without recourse an undivided interest in designated accounts receivables. In July 1997, the Company repaid all advances and mutually terminated the agreement.

Note 5 - S-8  Registration Statements

      For the period from January 1997 to September 1997, the Company issued a total of 555,800 shares of common stock which the vast majority was issued for legal services pursuant to S-8 registration statements. These shares had an aggregate market value of $1,160,160.

Note 6 - Note Receivable

      In June 1997, the Company and Westmark Group Holdings, Inc. agreed to a revised payment schedule with a minimum payment plus additional payments dependent on Westmark's cash flow, capital infusion, and/or other forms of capital raised.

Note 7 - Stock Issuances

      In July 1997, the Company issued 412,000 shares of its restricted common stock for $600,000.

      In September 1997, the Company issued 327,389 shares of its restricted common stock to Bradley Ray and Jean Johnstone for amounts due them from their 1996 settlement agreements.

Note 8 - Private Placement

      In September 1997, the Company, pursuant to a private placement, issued 12% convertible subordinated debentures aggregating $400,000 comprising of 200,000 shares at $2.00. The outstanding principal is due to be repaid on March 31, 1999 or at the option of the registered holder upon the closing by the Company of any equity private or public financing exceeding $1,500,000. Interest is paid monthly.

      In addition, as part of the private placement, the Company issued warrants to purchase up to 440,000 shares of the Company's common stock at an exercise price of $1.25 and the options expire on September 30, 2000.

Note 9 - Litigation Settlement

      In September 1997, the Company entered into a settlement agreement with Glick Enterprises, Inc. and certain other investors who had sued the Company in March 1997 claiming in the Supreme Court of the State of New York, County of New York, that the Company had issued an inadequate number of shares in January 1996 when they converted 62,150.5 shares of Series D convertible preferred stock and that the Company was liable under the penalty provisions of the subscription agreement.

      As part of the settlement, the Company was required to issue 4.7 million unrestricted common shares to Glick and the other investors and Glick and the other investors shall return to the Company 62,120.5 shares of Series D convertible preferred which they still possessed along with a full release. The Company released Glick and the other investors for any claims which the Company had against them with respect to their purchase, sale or trading of the Company's stock. Glick and the other investors paid $1.5 million in cash to the Company as part of their settlement. All Series C and D previously issued by Medical Industries of America, Inc. has now been converted into common stock.

Note 10 - Subsequent Events

      On August 21, 1997, the Company entered into a letter of intent to acquire Care America Integrated Health Care Services, Inc., a Florida based corporation, which provides formulary manager programs and "closed" pharmaceutical services. The terms and conditions of this acquisition provide for an "earn-out" financing package whereby the shareholders of Care America will receive preferred
                                       10
shares, convertible into shares of Medical Industries of America common stock upon its successfully achieving pre-determined pre-tax profits over the next year. The company is currently in the due diligence process.

      On October 15, 1997, the Company entered into a Letter of Intent with Amro-Pak Medical Services, a medical service company based in Karachi, Pakistan to provide personnel training, medical supplies and ongoing support of cardiac catheterization labs scheduled for delivery to Pakistan within four months. In addition to training, the Company will supply the Pakistan based cath lab with all associated medical supplies for a three year period. Consideration for these services, the Company will receive a 6% fee for the management of the cath lab and an ongoing revenue expected from the sale of cath lab supplies and materials and a additional fee for every cardiac catheterization procedure performed in these labs for a three year period.

      On October 22, 1997 the Company entered into a Letter of Intent to acquire the assets and certain liabilities of Physician Laser Services, Inc., a publicly traded company, which is a cosmetic mobile laser service company. The terms of the acquisition is the issuance of 300,000 shares of restricted shares of the Company's common stock. Prior to the closing of the acquisition, Physician Laser will conduct a rights offering of its shareholders to raise a total of $200,000. The company is currently in the due diligence process.

      Effective November 1, 1997, the Company acquired PRN of North Carolina d/b/a Pain Rehabilitation Network, a Florida based private corporation, operating ten pain management centers in North Carolina and one in South Carolina. The terms and conditions of the acquisition provide for an "earn-out" financing package, whereby PRN will be entitled to receive up to one million Rule 144 shares of the Company's common stock based on paying 125,000 shares of common stock for each million dollars of pre-tax profits over the next three years.

      In January 1997, a demand for arbitration was filed with the American Arbitration Association of Orlando, Florida by Pyramid Holdings, Inc. The plaintiff alleged a breach of a consulting agreement in that the Company failed to compensate the plaintiff pursuant to the terms of a 1995 agreement. In October 1997, the Company settled this case by paying the plaintiff up to $290,000 in cash and 70,000 unrestricted shares of the Company's common stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

GENERAL

      During 1996, the Company principally derived its revenues from its mobile cardiac catheterization laboratories. In the first three quarters of 1997, the Company derived revenue from Florida Physicians Internet, Inc., a group practice acquired in January 1997 and its mobile cardiac catheterization laboratories.

COMPARISON OF THE RESULTS OF OPERATIONS FOR NINE MONTHS ENDED SEPTEMBER 30, 1997 AND SEPTEMBER 30, 1996

      Revenues increased 361% to $4,292,387 for the nine months ended September 30, 1997 from $931,272 for the nine months ended September 30, 1996, principally as a result of the acquisition of FPII in January 1997, and the revenue from the sale of equipment. During the 1st three quarters of

1997, FPII recorded revenues of $2,178,211. Revenues from the Company's mobile cardiac catheterization labs increased 41% to $1,314,176 from $931,272 for the nine months ended September 30, 1997 and September 30, 1996, respectively. This increase is primarily due to the Company obtaining contracts that fully utilize two of its mobile labs and the addition of a third mobile lab. Balance of the revenues was from the sale of the mobile lab. Other income for the nine months ended September 30, 1997 consists of a cash legal settlements less $382,240 of direct expenses.

      Cost of revenues which includes medical supplies, technical salaries and benefits and other expenses directly associated with the Company's services increased to $2,483,118 from $455,606 for the nine months ended September 30, 1997 and 1996, respectively. This increase is due to the acquisition of FPII, the increased use of the mobile labs and the cost of the equipment sold. FPII has a higher cost of services due to the cost of the physicians. As a percentage of revenue, cost of services increased to 58% of revenue from 49% of revenue for the nine months ended September 30, 1997 and 1996, respectively.

      General and administrative expenses decreased 1% to $1,800,181 for the nine months ended September 30, 1997 compared to $1,816,277 for the nine months ended September 30, 1996. This decrease is primarily due to the reduction in salaries and consulting fees.

      Interest expense increased to $121,260 for the nine months ended September 30, 1997 as compared to $74,458 for the nine months ended September 30, 1996. This increase is attributable to the Company entering into an accounts receivable financing arrangement .

      Income from continuing operations increased to $1,454,000 for the nine months ended September 30, 1997 compared to a net loss of $1,884,616 for the nine months ended September 30, 1996 resulting from an increase in the results of operations and other income.

      Net income for the nine months ended September 30, 1997 was $1,354,235 compared to a loss of $2,868,040 for the nine months ended September 30, 1996. This increase is primarily attributable to an increase in revenue, a decrease in expenses, the acquisition of a profitable practice, a reduction in salaries and consulting fees and other income.

COMPARISON OF THE RESULTS OF OPERATIONS FOR THREE MONTHS ENDED SEPTEMBER 30, 1997 AND SEPTEMBER 30, 1996

      Revenues increased to $1,189,419 for the three months ended September 30, 1997 from $256,196 for the three months ended September 30, 1996, principally as a result of the acquisition of FPII in January 1997 and the revenue from the mobile catheterization labs. During the 3rd quarter of 1997, FPII recorded revenues of $782,220. Revenues from the Company's mobile cardiac catheterization labs increased 59% to $407,199 from $256,196 for the three months ended September 30, 1997 and 1996, respectively. This increase is primarily due to the Company obtaining contracts that fully utilize two of its mobile labs and the addition of a third mobile lab. Other income for the three months ended September 30, 1997 consists of a cash legal settlements less $117,343 of direct expenses.

      Cost of revenues, which included medical supplies, technical salaries and benefits and other expenses directly associated with the Company's services increased to $947,623 from $177,702 for the three months ended September 30, 1997 and 1996, respectively. This increase is primarily due to the acquisition of FPII and the increased use of the mobile labs. FPII has a higher cost of services due to the cost of the physicians. As of percentage of revenue, costs of services increased to 80% of revenue from operations from 69% of revenue from operations for the three months ended September 30, 1997 and 1996, respectively. This resulted from the seasonality of the practice during the off season.

      General and Administrative expenses increased 66% to $707,290 for the three months ended September 30, 1997 compared to $425,993 for the three months ended September 30, 1996. This increase is primarily due to the acquisition of FPII and staffing for the acquisitions expected to be made.

      Interest expense increased to $25,015 for the three months ended September 30, 1997 as compared to $925 for the three months ended September 30, 1996. This increase is attributable to the company entering into an accounts receivable financing arrangement.

      Income from continuing operations increased to $600,569 for the three months ended September 30, 1997 compared to a net loss of $335,155 for the three months ended September 30, 1996 resulting from an increase in the results of operations and other income.

      Net income for the three months ended September 30, 1997 was $596,834 compared to a net loss of $736,436 for the three months ended September 30, 1996. This increase is primarily attributable to an increase in revenue, a decrease in expenses, the acquisition of the medical practice and other income.

      In September 1997, the Company entered into a settlement agreement with Glick Enterprises, Inc. and certain other investors who had sued the Company in March 1997 claiming in the Supreme Court of the State of New York, County of New York, that the Company had issued an inadequate number of shares in January 1996 when they converted 62,150.5 shares of Series D convertible preferred stock and that the Company was liable under the penalty provisions of the subscription agreement.

      As part of the settlement, the Company was required to issue 4.7 million unrestricted common shares to Glick and the other investors and Glick and the other investors shall return to the Company 62,120.5 shares of Series D convertible preferred which they still possessed along with a full release. The Company released Glick and the other investors for any claims which the Company had against them with respect to their purchase, sale or trading of the Company's stock. Glick and the other investors paid $1.5 million in cash to the Company as part of their settlement. All Series C and D previously issued by Medical Industries of America, Inc. has now been converted into common stock.

      The Company had a working capital surplus of $1,776,723 at September 30, 1997 compared to working capital surplus of $1,252,382 at September 30, 1996.

                                     PART II

                                OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS.

      In January 1997, a demand for arbitration was filed with the American Arbitration Association of Orlando, Florida by Pyramid Holdings, Inc. The plaintiff alleged a breach of a consulting agreement in that the Company failed to compensate the plaintiff pursuant to the terms of a 1995 agreement. In October 1997, the Company settled this case by paying the plaintiff up to $290,000 in cash and 70,000 unrestricted shares of the Company's common stock.

      In September 1997, the Company entered into a settlement agreement with Glick Enterprises, Inc. and certain other investors who had sued the Company in March 1997 claiming in the Supreme Court of the State of New York, County of New York, that the Company had issued an inadequate number of shares in January 1996 when they converted 62,150.5 shares of Series D convertible preferred stock and that the Company was liable under the penalty provisions of the subscription agreement.

      As part of the settlement, the Company was required to issue 4.7 million unrestricted common shares to Glick and the other investors and Glick and the other investors shall return to the Company 62,120.5 shares of Series D convertible preferred which they still possessed along with a full release. The Company released Glick and the other investors for any claims which the Company had against them with respect to their purchase, sale or trading of the Company's stock. Glick and the other investors paid $1.5 million in cash to the Company as part of their settlement. All Series C and D previously issued by Medical Industries of America, Inc. has now been converted into common stock.

ITEM 2. CHANGES IN SECURITIES

      In July 1997, the Company issued 412,000 shares of its restricted common stock for $600,000.

      In September 1997, the Company issued 327,389 shares of its restricted common stock to Bradley Ray and Jean Johnstone for amounts due them from their 1996 settlement agreements.

      In September 1997, the Company, pursuant to a private placement, issued 12% convertible subordinated debentures aggregating $400,000 comprising of 200,000 shares at $2.00. The outstanding principal is due to be repaid on March 31, 1999 or at the option of the registered holder upon the closing by the Company of any equity private or public financing exceeding $1,500,000. Interest is paid monthly.

      In addition, as part of the private placement, the Company issued warrants to purchase up to 440,000 shares of the Company's common stock at an exercise price of $1.25 and the options expire on September 30, 2000.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8K

      The Company filed an 8K/A on July 29, 1997, to include the prior accountants response to the original 8K filed regarding the change in accountants.

      The Company filed an 8K on October 30, 1997, regarding the settlement of the lawsuit with Glick Enterprises, Inc. and other certain investors.

                                   SIGNATURES

      In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                       MEDICAL INDUSTRIES OF AMERICA, INC.
                                  (Registrant)




MAY 12, 1997            By:   /s/ MICHAEL F. MORRELL
------------                      Michael F. Morrell,
(Date)                            Chairman of the Board & Chief
                                  Executive Officer

MAY 12, 1997            By:   /s/ PAUL C. PERSHES
------------                      Paul C. Pershes, President
(Date)

MAY 12, 1997            By:   /s/ LINDA MOORE
------------                      Linda Moore, Senior Vice President
(Date)

MAY 12, 1997            By:   /S/  ARTHUR P. KOBRIN
------------                       Arthur P. Kobrin, Chief Financial Officer
(Date)