Form 10KSB/A
period 1996-12-31
MEDICAL INDUSTRIES OF AMERICA INC
filed 1998-04-10
CIK 887904

U.S. Securities and Exchange Commission
                                Washington, D.C. 20549

                                     FORM 10-KSB/A

             [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                     EXCHANGE ACT OF 1934

                      For the fiscal year ended December 31, 1996

           [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                                 EXCHANGE ACT OF 1934

     For the transition period from _____________________ to ___________________

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

                                     Common Stock

        Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ( )

        State issuer's revenue for its most recent fiscal year. $1,312,143

        The aggregate market value of the voting stock held by non-affiliates computed by reference to the last sales price on April 10, 1997 was $11,018,364.

        State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. At April 10, 1997, there were 4,197,472 shares of common stock outstanding.

               .

                          MEDICAL INDUSTRIES OF AMERICA, INC.

                                       INDEX TO
                             ANNUAL REPORT ON FORM 10-KSB

                                        PART I

                                         PAGE

        Item 1    Description of Business                                      3
        Item 2    Description of Properties                                   16
        Item 3    Legal Proceedings                                           16

        Item 4    Submission of Matters to a Vote of Security Holders         18


                                        PART II

        Item 5    Market for  Common Equity and Related Stockholder Matters   19
        Item 6    Management's Discussion and Analysis                        20
        Item 7    Financial Statements                                        23
        Item 8    Changes In and Disagreements with Accountants on Accounting
                                         and Financial Disclosure             23

                                       PART III

        Item 9    Directors, Executive Officers, Promoters and Control
                    Persons; Compliance with Section  16(a) of the
                    Exchange Act                                              25
        Item 10   Executive Compensation                                      27
        Item 11   Security Ownership of Certain Beneficial Owners and
                  Management                                                  30

        Item 12   Certain Relationships and Related Transactions              31
        Item 13        Exhibits and Reports on Form 8-K                       35

                                   SIGNATURES

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL

        Medical Industries of America, Inc., f/k/a Heart Labs of America, Inc., was incorporated in September 1989 in the State of Florida and has its principal executive offices at 1903 S. Congress Ave., Suite 400, Boynton Beach, Florida 033426, telephone number (561)737-2227. Unless the context otherwise requires, all references to the "Company" include Medical Industries of America, Inc. and its wholly-owned subsidiaries.

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

OMNIBUS BUDGET RECONCILIATION ACT OF 1993

        On August 10, 1993, President Clinton signed into law the Omnibus Budget Reconciliation Act of 1993 ("OBRA `93") which contained numerous provisions that significantly affect health care providers who participate in the Medicare and Medicaid programs. The principal impact of OBRA `93 in the health care area is
(i) to expand the existing prohibition against the referral of patients to entities with which the referring physician has a financial relationship (self-referral), and (ii) to curtail the cost of the Medicare program by limiting reimbursement.

        SELF-REFERRAL. OBRA `93 expanded the then-existing prohibition against "self-referral" for clinical laboratory services to eleven "designated health services." The "designated health services" for which self-referral is prohibited are: (a) clinical laboratory, (b) physical therapy, (c) occupational therapy, (d) radiology services (including magnetic resonance imaging, computerized axial tomography scans and ultrasound services), (e) radiation therapy services and supplies, (f) durable medical equipment and supplies, (g) parenteral and enteral nutrients, equipment and supplies, (h) prosthetics, orthotics, and prosthetic devices and supplies, (i) home health services, (j) outpatient prescription drugs, and (k) inpatient and outpatient hospital services.

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

LEGISLATIVE DEVELOPMENTS

        There are presently efforts underway on both the federal and state levels to enact major reforms of the U.S. health care system. Proposals include cost containment measures through health care alliances and improved access to insurance coverage for the working uninsured or unemployed. The State of Florida has enacted the "Health Care Reform Act of 1992" (the "Florida Health Plan"), which is designed to create a managed competition model for health care delivery in Florida based on quality, geographic coverage and reduced costs. The Company cannot predict what effect, if any, the Florida Health Plan or any future federal or state health care reform legislation will have on the Company.

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

        In July 1995, as a result of a lawsuit settlement, the Company sold the assets, medical equipment and business operations of three of its CPM companies to Thera-Kinetics, Inc. ("TK"). Consideration for the sale included a $250,000 Promissory Note, bearing interest at the prime rate, payable to the Company in 12 installments of $20,833.33, and the assumption of approximately $400,000 in equipment leases. As of the date of this Report, TK had not assumed many of the leases, which has resulted in several lawsuits. See Item 3. Legal Proceedings. In addition, TK defaulted on its Promissory Note to the Company. The Company is presently exploring its legal remedies for the purpose of enforcing the provisions of the settlement agreement and intends to move forward when the Company has the financial resources and stability to do so.

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

        In February 1997, a lawsuit was filed in the United States District Court, Southern District of New York, by Tula Business, Inc. et al. The suit alleges the Company failed to accurately convert preferred shares of common stock issued pursuant to a transaction exempt from the registration requirements of the SEC pursuant to Regulation S promulgated under the Securities Act of 1933 as amended ("Regulation S") into shares of common stock. Similar charges were made by four other shareholders of preferred stock who threatened to file a lawsuit similar to the one brought by Tula Business, Inc. et al. The plaintiffs are seeking the issuance of additional shares. Effective April 7, 1997, the Company entered into a settlement agreement and mutual releases with the plaintiffs of the Tula Business, Inc. et al lawsuit and four other shareholders of preferred stock. The terms of the settlement required the Company to issue 2,063,346 unrestricted common shares, the exercise of 144,384 warrants into common stock at $1.50 per share (for an aggregate of $216,576 received by the Company) and the payment by the Tula Business, Inc. et al plaintiffs and certain of the four other claimants of $900,000 to the Company in settlement of its claims.

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

CONTINUOUS PASSIVE MOTION

        In February 1996, a lawsuit was filed in the Circuit Court for Broward County, Florida by Oakmont Financial against the Company alleging default under an equipment lease and asking for damages in the amount of $50,000, attorney's fees, and costs. The lawsuit was settled for $38,206.

        In April 1996, Corporate Capital Leasing Group, Inc. filed a suit in the Court of Common Pleas for Somerset, Pennsylvania against the Company alleging default and conversion under an equipment lease guarantee relating to its former subsidiary, BioInnovations. Damages are requested in excess of $25,000, including attorney fees and costs. In July 1996, this suit was settled for $4,660.

        In September 1996, a lawsuit was filed in the Circuit Court of Loudoun County of Virginia against the Company. The suit alleges the default of an employment contract between John Dwyer and the Company and is seeking damages of approximately $90,000.

        In October 1996, a lawsuit was filed in the Fifth Judicial Court of the County of Lyon, Minnesota by Lyon Financial Services, Inc. The suit alleges default under several equipment leases and is asking for damages in excess of $60,000. The Company is currently reviewing the suit and what action it will take.

        In January 1997, a lawsuit was filed in the Circuit Court for Palm Beach County, Florida by Advanta Business Services, Corp. alleging default under an equipment lease. Advanta is seeking approximately $31,000 including interest and attorneys fees.

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

                                 Not Applicable

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        The Company's Common Stock is traded in the over-the-counter market and is quoted through the National Association of Securities Dealers Automated Quotation System ("NASDAQ") under the symbol "MIOA." The following table shows, for the periods indicated, the high and low closing bid prices (post-reverse) of the Company's Common Stock as reported by NASDAQ:

               1995                  HIGH           LOW
               ---------            ------         ------
               First Quarter        22 1/2         17 1/2
               Second Quarter       47 1/2         20
               Third Quarter        57 1/2         37 1/2
               Fourth Quarter       81 1/4         30

               1996                  HIGH           LOW
               ---------            ------         -------
               First Quarter        47 1/2         19 3/8
               Second Quarter       20 5/8          7 1/2
               Third Quarter        13 3/4          5 5/8
               Fourth Quarter        6 4/5           25/32

        As of March 7, 1997, there were approximately 167 holders of record of the common stock, not including beneficial owners. The Company did not pay cash dividends on its common stock in 1995 or 1996.

REGULATION S OFFERING

        In 1996, the Company sold an aggregate of 41,725, as adjusted for the October 31, 1996 1 for 20 reverse stock split, shares of Series C preferred stock (the "Preferred Stock") and 32,303 (post-reverse) shares of common stock pursuant to Regulation S Offerings for proceeds in net amount to the Company of $7,579,785. The preferred stock is convertible into shares of the Company's common stock at the lesser of (i) 75% of the closing bid price of the Company's common stock, as reported by NASDAQ on the date of the closing of the Regulation S Offering or (ii) 65% of the average closing bid price for the five trading days immediately preceding the date of conversion. During the first and second quarter the bid price of the Company's common stock fell and the Company received notices to convert 31,250 (post-reverse) shares of Preferred Stock into an aggregate of 817,879 (post-reverse) shares of common stock. Although , the Company did not have an adequate number of shares authorized to effectuate the conversion, it negotiated a mutually agreeable solution with the Regulation S subscribers whereby it issued the remaining authorized shares of the Company to the Regulation S subscribers, pro rata, and received shareholder approval at the Company's annual shareholders meeting to increase the number of authorized shares of common in order to issue the balance of the converted shares.

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

        Cost of services, which includes medical supplies, technical and sales personnel salaries and benefits and other expenses directly associated with the Company's services increased 19%, to $669,484 in 1996 from $562,248 in 1995. As a percentage of revenues from operations, cost of services increased to 52% in 1996 from 47% in 1995.

        General and administrative expenses increased 7.7% to $3,084,025 in 1996 from $2,864,807 in 1995. This increase is primarily due to an increase in professional expense and legal expense.

        Depreciation and amortization decreased 39% to $353,785 in 1996 from $575,640 in 1995. This decrease is due to one of the Company's Mobile Labs being fully depreciated as of February 1996.

        As a result of the foregoing factors, the Company had a loss from continuing operations of $3,620,099 in 1996 compared to a loss from continuing operations of $2,927,882 in 1995.

LIQUIDITY AND CAPITAL RESOURCES

        In 1996 and 1995, the Company financed its operating and investment activities through a combination of cash flow from operations and several Regulation S securities offerings. Net cash used in operating activities in 1996 was $2,879,070 primarily due to the Company's 1996 net loss, compared to net cash used in operating activities of $728,732 in 1995. Net cash used by investing activities was $2,930,648 in 1996, compared to $785,778 used by investing activities in 1995. Net cash provided by financing activities was $6,026,748 in 1996 compared to $1,322,593 in 1995.

        At December 31, 1996, the Company had a working capital deficiency of $1,455,837 compared to a working capital deficiency of $3,075,912 at December 31, 1995.

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

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

EXECUTIVE OFFICERS AND DIRECTORS

The following table sets forth certain information concerning the executive officers and directors of the Company as of April 10, 1997:

           NAME               AGE         POSITION WITH COMPANY
           ----               ---         ---------------------
Michael F. Morrell             55         Chairman of the Board, Chief
                                          Executive Officer, Acting
                                          President and Director

Paul C. Pershes                53         Director

Theodore J. Orlando            60         Director

Linda Moore                    45         Senior Vice President and
                                          Secretary

Dawn M. Drella                 29         Chief Financial Officer

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

                                                                  OTHER
                                          SALARY                  ANNUAL     OPTIONS   LTIP PAYOUTS
NAME & PRINCIPAL POSITION(1)(2)    YEAR     ($)     BONUS($)   COMPENSATION  SARs(#)       ($)
-------------------------------    ----     ---     --------   ------------  --------      ---
Michael F. Morrell (1)            1996    $74,999       0           0           0           0
Norman J. Birmingham (2)          1996    $49,230       0           0           0           0
                                  1995    $21,461       0           0           0           0
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

OPTION GRANTS DURING 1996 AND AGGREGATED FISCAL YEAR-END OPTION VALUE

                                PERCENT OF TOTAL
                                  OPTIONS/SARS
                     OPTIONS/      GRANTED TO
                       SARS       EMPLOYEES IN     EXERCISE OR BASE   EXPIRATION
NAME                 GRANTED (#)    FISCAL YEAR      PRICE ($/SH)         DATE
--------------------------------------------------------------------------------
MICHAEL MORRELL       25,000                            $1.50            8/27/98


                                                   NUMBER OF          VALUE OF
                                                   UNEXERCISED      UNEXERCISED
                                                   OPTIONS/SARS AT  IN-THE MONEY
                                                   FY-END (#)       OPTIONS/SARS
                                                                    AT FY-END($)



        SHARES ACQUIRED                           EXERCISABLE/     EXERCISABLE/
NAME    ON EXERCISE (#)      VALUE REALIZED ($)   UNEXERCISABLE   UNEXERCISABLE
--------------------------------------------------------------------------------
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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The following information is furnished as of March 26,1997 as to each person known by the Company to be the beneficial owner of more than 5% of the Common Stock of the Company and as to the beneficial ownership of the Company's Common Stock by each director of the Company and by all directors and executive officers of the Company as a group:

                                            SHARES OF            PERCENTAGE
NAME AND BUSINESS ADDRESS                  COMMON STOCK          OF CLASS
-------------------------                  ------------          --------
Michael F. Morrell
1903 S. Congress Ave., Suite 400
Boynton Beach, FL 33426                     25,000(1)                   *

Paul C. Pershes
1903 S. Congress Ave., Suite 400
Boynton Beach, Florida 33426                12,500(2)                   *

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

JEAN JOHNSTONE AGREEMENT

        In June 1996, the Company entered into an Agreement with Jean Johnstone, the Company's chairman of the board and a director of the Company, whereby among other things, the Company would facilitate, through a third party the purchase of 20,000 (post-reverse) shares of the Company's common stock from Ms. Johnstone at the closing bid price per share of the Company's common stock as reported by NASDAQ on the day prior to purchase. If the purchase price is not at least $284,000 the Company agreed to issue Johnstone a convertible debenture in an amount equal to the shortfall. The Company has agreed to register the shares underlying the debenture. If a third party purchase could not be facilitated in 120 days, the Company agreed to repurchase the shares at the price set forth above by issuance of a Senior Promissory Note bearing interest at the rate of 8% per annum, paying interest only, quarterly in arrears, with a balloon payment due June 7, 1997. In addition, the Company purchased 1,050 (post-reverse) shares from Ms. Johnstone at the purchase price of $.87 for a total purchase price of $18,270. The shares have not been returned to the Company.

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

BRADLEY RAY AGREEMENT

        In June 1996, the Company entered into an Agreement with Bradley Ray, as consultant to the Company and the son of Ms. Johnstone whereby, among other things, the Company would facilitate, through a third party the purchase of 15,000 (post-reverse) shares of the Company's common stock from Mr. Ray at the closing bid price per share of the Company's common stock as reported by NASDAQ on the day prior to purchase. If the purchase price is not at least $214,285, the Company agreed to issue a one-year convertible debenture in the amount of the shortfall. The Company has agreed to register the shares underlying the Debenture. If a third party purchase could not be facilitated in 120 days, the Company agreed to repurchase the shares as the price set forth above by the issuance of a Senior Promissory Note, bearing interest at the rate of 8% per annum, paying interest only, quarterly in arrears, with a balloon payment due June 7, 1997.

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

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

      EXHIBITS      DESCRIPTION
      --------      -----------
        3.1    Amended and Restated Articles of Incorporation*
        3.2    Amended and Restated Bylaws*
        4.1    Form of Common Stock Certificate*
        4.2    Form of Warrant Certificate*
        4.3    Form of Underwriter's Warrant*
        4.4    Form of Warrant Agreement*
       10.1    Form of Indemnification Agreement between the Registrant*
               and each of its directors and certain executive officers*
       10.2    Form of agreement between the Company and its client*
               hospitals*
       10.3    Master Lease Agreement, dated October 16, 1991, between the
               Registrant and Comdisco Medical Leasing Group, Inc.*
       10.4    Agreement between the Registrant and Northwest Broward
               Invasive Cardiology Associates*
       10.5    Promissory Note, dated December 9, 1992, executed by Joseph
               S. Zinns, M.D. and Marilyn Zinns in favor of Northern Trust Bank of Florida, N.A. (the "Bank"), Guaranty, dated December 9, 1992, executed by and between the Registrant and the Bank. **
       10.6    Financial Consulting Agreement *
       10.7    Escrow Agreement, effective as of September 1, 1992, by and among the Company, Joseph S. Zinns, M.D., Marilyn Zinns, Milton
               Barbarosh and Broad and Cassel*
       10.8    Technomed, Inc. Share Exchange Agreement***
       10.9    Westmark Group Holdings, Inc. Agreement****
       10.10   Greenworld Technologies, Inc. Agreement****
       10.11   Employment Agreement -Harry Kobrin****
       10.12   Employment Agreement - Dawn M. Drella****
       10.13   Essential Care Share Exchange Agreement****
       10.14   Amendment to Essential Care Share Exchange Agreement****
       10.15   Employment Agreement-Michael Morrell*****
       22      Subsidiaries of Heart Labs of America, Inc.****
       23      Consent of Independent Auditors
--------------------
* Incorporated by reference from the Exhibit with the same reference number in the Company's Registration Statement.

** Previously filed as an exhibit to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1992.

*** Previously filed as an exhibit to the Company's Form 8-K dated August 23, 1995.

**** Previously filed as an exhibit to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995.

***** Previously filed as an exhibit to the Company's Annual Report on Form
      10-KSB for the year ended December 31, 1996.

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

                                            MEDICAL INDUSTRIES OF AMERICA, INC.

                                            /s/ PAUL C. PERSHES
                                            Paul C. Pershes
                                            President

        In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

MARCH 23, 1998                              /s/ PAUL C. PERSHES
                                            Paul C. Pershes
                                            President & Director

MARCH 23, 1998                              /s/ ARTHUR KOBRIN
                                            Arthur Kobrin
                                            Chief Financial Officer

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

Notes to Consolidated Financial Statements ................................  F-9

                        GRANT-SCHWARTZ ASSOCIATES, CPA'S
                             40 Southeast 5th Street
                                    Suite 500
                              Boca Raton, FL 33432

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors
Medical Industries of America, Inc.

We have audited the accompanying consolidated balance sheets of Medical Industries of America, Inc., formerly known as Heart Labs of America, Inc., and its subsidiaries as of December 31, 1996 and 1995 and the related consolidated statements of income, shareholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

As discussed in Note 23 to the financial statements, the Companys accrued expenses previously reported as $726,529 should have been $1,961,029. The discovery of these errors was made subsequent to the issuance of the financial statements. The financial statements have been restated to reflect these corrections.

/s/ Grant-Schwartz Associates, CPA's

Boca Raton, Florida
March 10, 1997, except for Note 23, as to which the date is March 23, 1998

                       MEDICAL INDUSTRIES OF AMERICA, INC.
                  FORMERLY KNOWN AS HEART LABS OF AMERICA, INC.
                           CONSOLIDATED BALANCE SHEET
                                  DECEMBER 31,

                                     ASSETS

                                                          1996          1995
                                                      -----------   -----------
CURRENT ASSETS

  Cash and cash equivalents ........................  $   241,461   $    24,431
  Accounts receivable - trade, net of
   allowance for doubtful accounts
   1996 $20,520; 1995 $50,000 ......................      237,385       456,361
  Accounts receivable - other ......................       85,851       246,152
  Current maturities of notes receivable ...........    1,811,140       145,676
  Inventories of medical supplies ..................       14,871        15,030
  Refundable income taxes ..........................          -0-        20,000
  Prepaid expenses and other current assets ........      113,179        56,437
                                                      -----------   -----------
      Total current assets .........................    2,503,887       964,087
                                                      -----------   -----------
PROPERTY AND EQUIPMENT

  Mobile cardiac catheterization laboratories and
     medical equipment .............................    2,911,952     2,805,124
  Computer software ................................          -0-       824,719
  Building and building improvement ................      412,117       556,399
  Furniture and office equipment ...................      319,141       325,971
  Less: accumulated depreciation and amortization ..   (2,871,414)   (2,561,937)
                                                      -----------   -----------
      Net property and equipment ...................      771,796     1,950,276
                                                      -----------   -----------
OTHER ASSETS

  Investment in Westmark Group Holdings, Inc. ......    2,233,200     2,290,743
  Notes receivable, less current maturities ........      106,535        70,305
  Goodwill, net of accumulated amortization
   1995 $15,712; ...................................          -0-       926,990
  Other assets .....................................      128,240       134,715

      Total other assets ...........................    2,467,975     3,422,753
                                                      -----------   -----------
           TOTAL ASSETS ............................  $ 5,743,658   $ 6,337,116
                                                      ===========   ===========

                 See Notes to Consolidated Financial Statements

                       MEDICAL INDUSTRIES OF AMERICA, INC.
                  FORMERLY KNOWN AS HEART LABS OF AMERICA, INC.
                           CONSOLIDATED BALANCE SHEETS
                                  DECEMBER 31,

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                            1996          1995
                                                        ------------  ------------
CURRENT LIABILITIES
  Notes payable - primarily to related parties .......  $    837,791   $  1,834,986
  Current maturities of long-term debt ...............       251,120        337,092
  Current maturities of capital lease obligations ....       466,581        617,103
  Accounts payable ...................................       443,203        825,090
  Accrued expenses ...................................     1,961,029        425,728
                                                        ------------   ------------
       Total current liabilities .....................  $  3,959,724   $  4,039,999
                                                        ------------   ------------
  Long-term debt, less current maturities ............       146,556        349,511
                                                        ------------   ------------
  Capital lease obligation, less current maturities ..           -0-        247,418
                                                        ------------   ------------
  Minority interest ..................................         3,129         31,880
                                                        ------------   ------------
COMMITMENTS

SHAREHOLDERS' EQUITY
  Preferred shares, authorized 5,000,000 shares:
    issued and outstanding:
  Series A convertible shares, 22,276 issued .........           -0-            -0-
  Series B convertible shares, 10,000 issued
      $10 stated value, less 4,900 shares minority
         interest ....................................     1,020,000      1,020,000
       Series C convertible shares, 4,725 issued .....       945,000            -0-
       Series D convertible shares, 220,496 issued ...     3,425,480            -0-
  Common shares, no par value, authorized 8,000,000:
    issued and outstanding 1996, 1,208,688 shares;
    1995, 456,845 shares, including 47,500 escrow
    shares ...........................................    17,312,719     12,518,733
  Less treasury shares (38,750 shares at stated value)      (657,661)           -0-

  Accumulated (deficit) ..............................   (20,411,289)   (11,870,425)
                                                        ------------   ------------
     Total shareholders' equity ......................     1,634,249      1,668,308
                                                        ------------   ------------
        TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ...  $  5,743,658   $  6,337,116
                                                        ============   ============

                 See Notes to Consolidated Financial Statements

                       MEDICAL INDUSTRIES OF AMERICA, INC.
                  FORMERLY KNOWN AS HEART LABS OF AMERICA, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                  DECEMBER 31,

                                                         1996            1995
                                                      -----------     ----------
REVENUE
  Revenue from operations ..........................  $ 1,276,904   $ 1,247,584
  Interest income ..................................        9,329         3,915
  Other revenue ....................................       25,910           -0-
                                                      -----------   -----------
      Total revenue ................................    1,312,143     1,251,499
                                                      -----------   -----------
COST AND EXPENSES
  Cost of services .................................      669,484       562,248
  General and administrative expenses ..............    3,084,025     2,864,807
  Depreciation .....................................      353,785       575,640
  Other ............................................       17,893           809
  Interest expense .................................      140,674       114,014
  Equity in net loss of investee ...................      666,381        61,863
                                                      -----------   -----------
      Total cost and expenses ......................    4,932,242     4,179,381
                                                      -----------   -----------
Loss from continuing operations ....................   (3,620,099)   (2,927,882)

Loss from discontinued operations ..................   (1,624,352)   (4,010,736)

Loss from disposal of discontinued operations ......   (3,296,413)   (1,904,725)
                                                      -----------   -----------
      Net loss .....................................   (8,540,864)   (8,843,343)
                                                      -----------   -----------
Per share of common stock:
   Loss from continuing operations .................        (4.38)       (13.82)
   Loss from discontinued operations ...............        (1.96)       (18.93)
   Loss from disposal of discontinued operations ...        (3.99)        (9.00)
                                                      -----------   -----------
   Net loss ........................................       (10.33)       (41.75)
                                                      ===========   ===========
Weighted average common shares outstanding,
 excluding contingently issuable shares ............      826,127       211,866
                                                      ===========   ===========

                 See Notes to Consolidated Financial Statements

                       MEDICAL INDUSTRIES OF AMERICA, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                     YEARS ENDED DECEMBER 31, 1996 AND 1995

                                                     PREFERRED STOCK                 COMMON STOCK
                                             ----------------------------      ----------------------     ACCUMULATED
                                                SHARES           AMOUNT        SHARES        AMOUNT        (DEFICIT)       TOTAL
                                             -----------       ----------      -------      ---------     ----------    -----------
Balance, January 1, 1994 ...................     -0-                -0-        109,735      4,463,959     (3,027,082)     1,436,877
Acquisitions of Technomed, Inc. ............     -0-                -0-        136,950      4,313,930           --        4,313,930
Shares issued in connection with
investment in Westmark Group Holdings ......   5,100           1,020,000         -0-              -0-          -0-        1,020,000
Inc. - Net of minority interest
  Shares issued for services ...............     -0-                -0-         65,934      1,416,132           --        1,416,132
  Shares issued upon the exercise of options     -0-                -0-         10,250        280,000           --          280,000
  Shares of common stock ...................     -0-                -0-         45,093        806,800           --          806,800
  Dividends on preferred stock .............     -0-                -0-          -0-              -0-        (44,958)       (44,958)
  Conversion of Technomed, Inc. Preferred
     stock into common stock of Heart Labs .     -0-                -0-         41,383      1,282,870           --        1,282,870
  Net (loss) ...............................     -0-                -0-          -0-              -0-     (8,843,343)    (8,843,343)
                                            --------           ---------       ------      -----------     ----------     ---------
Balance, December 31, 1995 .................   5,100         $ 1,020,000       409,345   $ 12,518,733   $(11,870,425)   $ 1,668,308

  Sales - as per regulation "S" ............     --                 --         502,638      4,912,100           --        4,912,100
  Sale of common stock .....................     --                 --           3,000         67,500           --           67,500
  Shares issued for services ...............     --                 --          38,428        715,122           --          715,122
  Shares issued for acquisitions ...........     --                 --          12,815        175,000           --          175,000

  Sales - as per regulation "S" ............     --                 --         122,512        664,900           --          664,900
  Shares for services ......................     --                 --          76,200         65,250           --           65,250
   Repurchase of common stock ..............     --                 --         (38,750)      (657,661)          --         (657,661)
  Less: capital raise costs ................     --                 --            --       (1,805,886)          --       (1,805,886)

  Net (loss) ...............................     --                 --            --             --       (8,540,864)    (8,540,864)
  Issued - Series C - Net of conversion
   to  common ..............................   4,725             945,000          -0-            -0-            -0-         945,000
   Issued - Series D - Net of conversion
   to common ............................... 220,496           3,425,480          -0-            -0-            -0-       3,425,480
                                            --------           ---------       ------      -----------     ----------     ---------
Balance, December 31, 1996 ................. 230,321         $ 5,390,480    1,126,188    $ 16,655,058    (20,411,289)   $ 1,634,249
                                            ========           =========    =========    ============    ===========    ===========

                 See Notes to Consolidated Financial Statements

                       MEDICAL INDUSTRIES OF AMERICA, INC.
                  FORMERLY KNOWN AS HEART LABS OF AMERICA, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  DECEMBER 31,

                                                               1996          1995
                                                           -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss from continuing operations ....................  $(3,620,099)  $(2,927,882)
Net loss from discontinued operations ..................   (4,920,765)   (5,915,461)
 Adjustments to reconcile net loss
  to net cash used in operating activities:
  Depreciation and amortization ........................      822,126       927,061
  Equity loss on investments ...........................      666,381        61,863
  Minority interest ....................................      (28,751)       (1,277)
  Write-off of patent ..................................          -0-       249,001
  Write-off of goodwill ................................    1,146,042     4,043,197
  Loss (gain) on disposition of property and equipment .      887,458       795,034
  Common stock issued for services rendered ............      620,997     1,416,132
  Provision for bad debts ..............................          -0-       542,525
  Changes in assets and liabilities
  (Increase) decrease in:
   Accounts receivable .................................      379,277      (267,670)
   Inventories of medical supplies .....................          159        51,180
   Prepaid expenses and other current assets ...........      (56,742)       18,666
   Refundable income taxes .............................       20,000        57,118
   Other assets ........................................        6,475       (13,190)
   Accounts payable ....................................     (336,929)       32,210
   Accrued expenses ....................................    1,535,301       202,761
                                                          -----------   -----------
     Net cash used in operating activities .............   (2,879,070)     (728,732)
                                                          -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES
Disbursements for property and equipment ...............     (302,235)          -0-
Proceeds from sale of property and equipment ...........       45,031        50,000
Issuance of notes receivable ...........................   (2,537,569)          -0-
Payments received on notes receivable ..................     (135,875)          -0-
Purchase of investment in Westmark .....................          -0-      (835,778)
                                                          -----------   -----------
     Net cash used in  investing activities ............   (2,930,648)     (785,778)
                                                          -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES
Repayments on long-term debt and capital lease
 obligations ...........................................   (2,240,346)     (589,902)
Proceeds from notes payable ............................       58,000       870,653
Payment of preferred dividends .........................          -0-       (44,958)
Capital raise costs ....................................   (1,805,886)          -0-
Proceeds from issuance of preferred stock ..............    9,447,480           -0-
Proceeds from issuance of common stock .................      567,500     1,086,800
                                                          -----------   -----------
     Net cash provided by (used in) financing activities    6,026,748     1,322,593
     Increase (decrease) in cash .......................      217,030      (191,917)
Cash and cash equivalents:
Beginning ..............................................       24,431       216,348
                                                          -----------   -----------
Ending .................................................  $   241,461   $    24,431
                                                          ===========   ===========
Supplemental Disclosure of Cash Flow Information:
Cash payments for interest .............................  $   119,174   $   154,689
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

In August 1995, the Company acquired Technomed, Inc., a company which provides management and hospital information systems through its wholly-owned subsidiaries, CJ Holdings, Inc. ("CJH") and Sysdacomp, Inc. ("Sysdacomp"). In October 1995, the Company acquired Essential Care Medical Centers, Inc. ("Essential") and Prime Dental Centers, Inc. ("Prime"). Essential and Prime specialize in managed care. In 1996, the Company opened and/or acquired seven additional medical centers. By the end of 1996, seven of the nine medical centers were closed down by the Company. As of December 31, 1996, the company was in the process of selling CJH Holdings, Inc. and Sysdacomp to the former owners of Sysdacomp.

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

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets. Amortization of property held for lease is included in depreciation and amortization expense and is provided using the straight-line method over the shorter of the lease term or estimated useful lives of the assets. Mobile cardiac catheterization laboratories and medical equipment at December 31, 1996 and 1995 consisted of the following:
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

2. CONTINUING OPERATIONS

The Company's consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has reported net losses of $8,540,864 and $8,843,343 for the years ended December 31, 1996 and 1995. There was a significant negative working capital deficiency and negative cash flows from operating activities for the years ended December 31, 1996 and 1995.

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

                                                    1996                1995
                                                -----------         -----------
Net revenue ............................        $ 2,641,183         $ 5,741,976

Net loss ...............................         (7,773,927)         (9,033,057)

Loss per common share ..................        $     (9.42)        $      (.98)

5. NOTES RECEIVABLE

Notes receivable as of December 31, 1996 and 1995 consisted of the following:

                                                            1996          1995
                                                          ----------      ----
Note receivable - related party:
 Various notes from Westmark a 49% owner
  subsidiary, bearing interest at 10%,
  due between February 12, 1997 and
  April 30, 1997  ....................................    $1,727,569        --
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

9. NOTES PAYABLE AND LONG-TERM DEBT

Notes payable and long-term debt as of December 31, 1996 and 1995 consisted of the following:
                                                                 1996      1995
                                                               -------  --------
Notes payable, related party:
Notes payable to officers and directors,
   non-interest-bearing, due on demand .....................$ 21,000  $  561,046

Notes payable to a trust administered by an
   officer, non-interest-bearing, due on demand ............     -0-      19,000

Notes payable to a trust administered by an
  officer, payable interest only at 12%, with
  balloon payments of $50,000 due in February
  1996 and $100,000 due in March 1996 ......................     -0-     150,000

Note payable to a trust administered by an officer,
   principal and interest at 10%, due in April 1996 ........  13,000      13,000

Note payable, net to Westmark Group Holdings, Inc.,
  principal and interest at 10%, due in January 1996
  (see Note 4) .............................................     -0-     190,853


Note payable to a stockholder, principal and interest at
   10%, due in March 1996 ..................................     -0-     253,750

Note payable to an affiliated company, principal and
   interest at 10%, due March 1996 .........................     -0-      50,000

Notes payable to a stockholder, interest payable at 10%,
   with balloon payments of $90,000 plus interest due in
   February 1996 and $55,903 plus interest due in March
   1996                                                          -0-     145,903

Notes payable to stockholders, interest payable at 8% with
balloon payments due in June 1997 .......................... 498,286        --

Notes payable, other:
  Note payable in default at December 31, 1995, principal
    and interest at 18%, due on demand, collateralized by
    accounts receivable, leaseholds, chattel paper, general
    intangibles and contract rights ........................ 300,000     300,000

Note payable in default at December 31, 1995, cured
    subsequent to year-end, principal and interest
    at 10%, due on demand ..................................     -0-      73,811

Note payable, non-interest -bearing, due on demand .........     -0-      60,000
  Other ....................................................   5,505      17,623
                                                            --------  ----------
                                                            $837,791  $1,834,986
                                                            ========  ==========
Long-term debt, related party:
Note payable to a stockholder, payable interest
     only at 12%, with balloon payments ranging
     from $50,000 to $115,000 due between January
     1996 and December 1997, convertible into
     unregistered common stock of Westmark at a
     price of 50% of the closing bid price on the
     day preceding the conversion, exchangeable
     into common stock of Medical Industries .............   $175,000   $415,000

Long-term debt, other:
Note payable to a bank, payable in monthly
     installments of $1,420 including interest at
     the bank's prime rate (8.5% as of December 31,
     1995) plus 2% balance due in November 2001,
     collateralized by building ..........................     91,518     92,369

Note payable, payable in monthly installments of
     $636 including interest at 12%, balance due
     in December 1998, collateralized by  building .......     47,007     48,895

Note payable in default at December, 1995 and 1994,
     payable in monthly installments of $589 including
     interest at 12.172%, balance due in July 2004 .......     38,201     38,201
  Other ..................................................     45,950     92,138
                                                             --------   --------
                                                              397,676    686,603
Less current maturities ..................................    251,120    337,092
                                                             --------   --------
                                                             $146,556   $349,511
                                                             ========   ========

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
                                                            ========

10. LEASES

      AS LESSEE:
The Company has a capital lease for a mobile cardiac catheterization laboratory and other medical equipment with a cost of $1,340,694 and $1,340,694 as of December 31, 1996 and 1995, respectively. Accumulated depreciation on these assets totaled $1,276,177 and $1,013,295 as of December 31, 1996 and 1995, respectively. In 1995, the Company also had capital leases for medical equipment which it is subleasing to former affiliates under direct-financing leases. In consideration of entering into the mobile cardiac catheterization laboratory lease, the Company agreed that the monthly rentals under the lease have priority over any withdrawals of funds, other than regular salaries, by the stockholders of the Company. The Company's service agreements and accounts receivable are collateral under the lease. Additionally, a pre-IPO stockholder has pledged shares in the common stock of the Company and is a guarantor under the lease.

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

Future minimum payments of noncancelable operating leases with terms of one year or more consisted of the following as of December 31, 1996:

YEAR ENDING                                           OPERATING
DECEMBER 31,                                           LEASES
------------                                           ------
1997                                                    36,366
1998                                                    36,366
1999                                                    18,183
2000                                                       -0-
2001                                                       -0-
                                                       -------
Total lease payments                                    90,915
                                                       =======

Rent expense for the years ended December 31, 1996 and 1995 totaled $215,319 and $121,925, respectively.

11. INCOME TAXES

The Company has net operating losses totaling approximately $18,000,000 which expire between 2008 and 2011.

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

                                                                         1996
                                                                      DIRECTOR &
                                                EMPLOYEE    DIRECTOR   OFFICER
                                                  PLAN        PLAN       PLAN
                                                  ----        ----       ----
Shares under option:
Outstanding, December 31, 1994 .............      2,250       1,250          -0-
Granted ....................................      5,500       3,000          -0-
Exercised ..................................       (750)     (1,250)         -0-
Terminated .................................       (750)     (1,250)         -0-
                                                 ------      ------      -------
Outstanding, December 31, 1995 .............      6,250       1,750          -0-
                                                 ======      ======      =======
Granted ....................................        -0-         -0-      125,000
Exercised ..................................      2,250         -0-          -0-
Terminated .................................      3,000       1,500          -0-
Outstanding December 31, 1996 ..............      1,000         250      125,000
                                                 ======      ======      =======
Options available to grant as of December
  31, 1996 .................................     19,000       1,750    2,875,000
                                                 ======      ======      =======

                                                                         1996
                                                                      DIRECTOR &
                                                EMPLOYEE    DIRECTOR   OFFICER
                                                  PLAN        PLAN       PLAN
                                                  ----        ----       ----
Average option price per share:
      At December 31, 1995 ...............    $ 36.50       $53.40       $ -0-
      At December 31, 1996 ...............      42.60        57.50        1.50

Options exercisable:
      At December 31, 1995 ...............        313           63         -0-
      At December 31, 1996 ...............         50           13     $62,500

Average price of options exercised:
      At December 31, 1995 ...............      22.50           29         -0-
      At December 31, 1996 ...............      22.50          -0-         -0-

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

      JEAN JOHNSTONE

In June 1996, the Company entered into an Agreement with Jean Johnstone, the Company's Chairman of the Board and a director of the Company, whereby among other things, the Company would facilitate, through a third party the purchase of 20,000 shares of the Company's common stock from Ms. Johnstone at the closing bid price per share of the Company's common stock as reported by NASDAQ on the day prior to purchase. If the purchase price is not at least $284,000 the Company agreed to issue Johnstone a convertible debenture in an amount equal to the shortfall. The Company agreed to register the shares underlying the debenture. If a third party purchase could not be facilitated in 120 days, the Company agreed to repurchase the shares at the price set forth above by issuance of a Senior Promissory Note bearing interest at the rate of 8% per annum, paying interest only, quarterly in arrears, with a balloon payment due June 7, 1997. In addition, the Company purchased 1,050 shares from Ms. Johnstone at the purchase price of $17.40 for a total purchase price of $18,270. In September 1997, the Company issued shares of its restricted common stock in exchange for the senior promissory note plus interest accrued as discussed above. See footnote 23.

In 1996, the Company also granted Ms. Johnstone a five-year option to purchase 10,000 shares of the Company's common stock at $20.00 per share. The parties executed mutual general releases and Ms. Johnstone resigned as Chairman of the Board and a Director of the Company.

In April 1996, the Company issued a check to Ms. Johnstone in the amount of $400,000. This sum was for the following; (i) partial payment for the repurchase of stock, $13,851; (ii) AR Mediquest accrued salary, $33,603; and (iii) repayment of her loan to C.J. Holding/AR/Mediquest, $342,546.

      BRADLEY RAY AGREEMENT

In June 1996, the Company entered into an Agreement with Bradley Ray, as consultant to the Company and the son of Ms. Johnstone whereby, among other things, the Company would facilitate, through a third party the purchase of 15,000 shares of the Company's common stock from Mr. Ray at the closing bid price per share of the Company's common stock as reported by NASDAQ on the day prior to purchase. If the purchase price is not at least $214,285.71, the Company agreed to issue a one-year Convertible Debenture in the amount of the shortfall. The Company has agreed to register the shares underlying the Debenture. If a third party purchase could not be facilitated in 120 days, the Company agreed to repurchase the shares as the price set forth above by the issuance of a Senior Promissory Note, bearing interest at the rate of 8% per annum, paying interest only, quarterly in arrears, with a balloon payment due June 7, 1997. In September 1997, the Company issued shares of its restricted common stock in exchange for the senior promissory note plus accrued interest discussed above. See footnote 23.

In addition, in 1996 the Company also granted one-year options to purchase 30,000 and 10,000 shares of the Company's common stock at $6.80 per share and $8.00 per share, respectively. The Company agreed to register the share underlying the options.

The Company also issued Mr. Ray a one-year promissory note in the amount of $700,000 for payment of commissions Mr. Ray earned as a consultant. This promissory note was canceled as partial consideration for the Greenworld sale.

In 1996, the parties also executed mutual general releases.

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

In January 1997, a demand for arbitration was filed with American Arbitration Association of Orlando, Florida by Pyramid Holdings, Inc. The plaintiff alleged a breach of a consulting agreement in that the Company failed to compensate the plaintiff pursuant to the terms of a 1995 agreement. In October 1997, the Company settled this case by paying the plaintiff up to $290,000 in cash and 70,000 unrestricted shares of the Companys common stock.

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

On March 4, 1997, a lawsuit was filed against the Company in the Supreme Court of New York by Glick Enterprises. The suit alleges the Company failed to accurately convert shares of preferred stock issued pursuant to a transaction exempt from the registration requirements of the SEC pursuant to Regulation S promulgated under the Securities Act of 1933 as amended (Regulation S) into shares of common stock. The plaintiffs are seeking the issuance of additional shares. On April 2, 1997, the Companys attorneys made a motion to dismiss three of the four causes of action in the Glick complaint. The Company intends to vigorously defend the lawsuit.

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

The estimated fair values of the Company's financial instruments as of December 31, 1996 and 1995 are as follows:

                                      1996       1996        1996         1995
                                    CARRYING     FAIR      CARRYING       FAIR
                                     AMOUNT     AMOUNT      AMOUNT       AMOUNT
                                  ----------  ----------  ----------  ----------
Cash and cash equivalent .......  $  241,461  $  241,461  $   24,431  $   24,431
Trade accounts receivable ......     237,385     237,385     456,361     456,361
Notes receivable ...............   1,917,675   1,917,675     215,981     215,981
Notes payable ..................     339,505     339,505   1,834,986   1,834,986
Accounts payable ...............     443,203     443,203     825,090     825,090
Long-term debt .................     397,676     397,676     686,603     686,603

19. SUBSEQUENT EVENTS

In January 1997, the Company signed an agreement with Westmark Group Holdings, Inc. whereby the Company and Westmark would restructure each other's debt and equity positions that each company currently holds in each other. Under the terms of the restructuring agreement, the Company will return 1.2 million common shares and 200,000 convertible preferred shares of Westmark, valued at $700,000, to Westmark. Conversely, Westmark will return to the Company 10,000 of its Series B convertible preferred shares, value at $2,000,000, for retirement to treasury, and make a cash payment of up to $2,500,000 and 400,000 common shares of Westmark. The Company will also receive a note from Westmark for up to $3,950,000 with a ten year amortization schedule and a balloon payment at the end of 36 months. The note provides for a certain discount based upon the initial cash payment received from Westmark. Westmark is currently filing a registration statement to raise sufficient funds to repay the note. This Agreement is based on Westmark's ability to raise Capital; no assurance can be placed on the agreement effectuated. Loss from the equity investment in Westmark Group Holdings, Inc. was $666,381 and $61,863 for the periods ending December 31, 1996 and 1995, respectively.

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

22. DISCONTINUED OPERATIONS

During the fourth quarter of 1996, the Company adopted a plan to focus the Company's energies on its mobile cardiac catheterization labs and dispose of the clinical care and Technomed divisions. Negotiations for the sale of Technomed division are currently being conducted with the respective management group. Revenues from the Technomed division accounted for $478,587 and $ 315,200 for the years ended December 31, 1996 and 1995, respectively. Loss from the operation of the Technomed division was $372,155 and $3,887,602 for the periods ending December 31, 1996 and 1995, respectively.

During 1996, the Company closed down seven of its nine medical centers. It is the Company's intent that the remaining two medical centers are to be spun off into a separate company that will become publicly traded upon registration with the Securities and Exchange Commission. It is expected that the transaction will close during the second quarter of 1997. Revenues from the clinical care division accounted for $785,616 and $153,560 for the years ended December 31, 1996 and 1995, respectively. Loss from the operation of the clinical care division was $3,911,248 and $186,879 for the periods ending December 31, 1996 and 1995, respectively.

During 1996, the Company sold Greenworld Technologies, Inc. Revenue for 1996 was $11,024. Loss from operations was $380,000.

During 1996, the Company sold the CPM Division. Revenue for 1996 and 1995 was $47,850 and $2,281,742 with a loss from operations of $257,362 and $1,666,260.

During 1995, the Company sold the assets of Cortex. Revenue for 1995 was $199,551 with a loss from operations of $174,720.

23. RESTATEMENT OF FINANCIAL STATEMENTS

Subsequent to year-end the Company discovered errors relating to the oversight and omission of facts that existed at the time the financial statements were prepared. The following items have been reflected in the accompanying financial statements.

Description                                             Amount
-----------                                             ------
Interest payable                                   $    21,500
Amount due to former employee from
  default judgment entered into in 1996                 90,000
Consulting fee not accrued                             435,500
Property taxes                                          27,500
Additional losses from discontinued
  operations                                           660,000
                                                   -----------
Increase in net loss                               $ 1,234,500
                                                   ===========

The Company failed to accrue interest payable on a loan for the period July 1996 through December 1996 due to an oversight. The additional interest amounted to approximately $21,500.

On December 10, 1996, a former employee obtained a default judgment for approximately $90,000 in connection with a suit in which the former employee charges the Company that the Company failed to pay all considerations due under his employment agreement. On October 15, 1997, the Company settled this matter by issuing 45,000 shares of free trading common stock.

On October 1, 1996, the Company entered into a consulting contract with a company to serve as corporate development consultant and advisor. The monthly retainer was $10,000 for the first month and $7,500 per month thereafter. In previously issued financial statements, this accrual was not recorded.

In 1995, the Company entered into a consulting agreement with Pyramid Holdings, Inc. as of December 31, 1996, the Company, in error, did not accrue the amount due Pyramid under the consulting agreement. In October 1997, the Company settled the amount due by issuing cash and common stock of the Company.

In previous issued financial statements, the Company failed to record approximately $27,500 due to Palm Beach County for property taxes for 1995. This has been reflected in the accompanying statement of operations for the year ended December 31, 1996.

The Company discontinued certain operating companies and failed to record the cost to dispose and ultimate sale of the operations. In addition, the Company failed to record additional amounts due under an earn out agreement from the 1995 acquisition of Essential Care Medical Centers in the amount of $510,000.

The effect of these transactions on the loss from continuing operating for the year ended December 31, 1996 was to increase the loss by $574,500. The effect of the additional expense related to the discontinued operations for the year ended December 31, 1996 was to increase the loss on discontinued operations by $660,000.

The per share effect was as follows:

                               1996
                              -----
Per share of common stock:
  Loss from continuing
   operations                $ 1.50
  Loss for discontinued
   operations                 (4.00)
  Loss from disposal of
   discontinued operations     3.99
                              -----
  Net loss per share         $ 1.49
                              -----

Subsequent to year end, the Company agreed to purchase the stock from shareholders as described in footnote 15 for $498,286 and issue 35,000 shares to liquidate the debt. In the previously issued financial statements, this transaction was not recorded and should have been recorded as notes payable and as treasury stock. The transaction does not have any effect on net loss for the two years ended December 31, 1996.