Form 10KSB
period 1997-12-31
MEDICAL INDUSTRIES OF AMERICA INC
filed 1998-04-15
CIK 887904

U.S. Securities and Exchange Commission
                                Washington, D.C. 20549

                                      FORM 10-KSB

             [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                     EXCHANGE ACT OF 1934

                      For the fiscal year ended December 31, 1997

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

                                     Common Stock

        Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ( )

        State issuer's revenue for its most recent fiscal year. $4,712,218

        The aggregate market value of the voting stock held by non-affiliates computed by reference to the last sales price on March 3, 1998 was $21,492,854.

        State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. At March 3, 1998 there were 17,663,212 shares of common stock outstanding.

               .

                          MEDICAL INDUSTRIES OF AMERICA, INC.

                                       INDEX TO
                             ANNUAL REPORT ON FORM 10-KSB

                                        PART I

                                                                        PAGE

    Item 1    Description of Business                                        3
    Item 2    Description of Properties                                     15
    Item 3    Legal Proceedings                                             16
    Item 4    Submission of Matters to a Vote of Security Holders           16


                                    PART II

    Item 5    Market for  Common Equity and Related Stockholder Matters     17
    Item 6    Management's Discussion and Analysis                          18
    Item 7    Financial Statements                                          21
    Item 8    Changes In and Disagreements with Accountants on Accounting
                and Financial Disclosure                                    21

                                   PART III

    Item 9    Directors, Executive Officers, Promoters and Control Persons;
                Compliance with Section  16(a) of the Exchange Act          23
    Item 10   Executive Compensation                                        26
    Item 11   Security Ownership of Certain Beneficial Owners and
                Management                                                  30
    Item 12   Certain Relationships and Related Transactions                31
    Item 13     Exhibits and Reports on Form 8-K                            34

                                   SIGNATURES

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL

        Medical Industries of America, Inc. was incorporated in September 1989 in the State of Florida and has its principal executive offices at 1903 S. Congress Ave., Suite 400, Boynton Beach, Florida 33426, telephone number
(561)737-2227. Unless the context otherwise requires, all references to the "Company" include Medical Industries of America, Inc., its wholly-owned subsidiaries and its majority-owned subsidiaries.

        The Company's subsidiaries include: Heart Labs of America, Inc., Florida Physicians Internet, Inc., PRN of North Carolina, Inc., Care America Integrated Health Services, Inc., Global Air Charter, Inc., Global Air Rescue, Inc., a 51% ownership in Clearwater Jet Center, Inc., and an 81% ownership in Ivanhoe Medical Systems, Inc.

        The Company is in the business of developing integrated medical delivery services by operating and managing physician practices and the providing of diversified medical technologies including ancillary services, high tech infusion, international air ambulance services, pain management and diagnostic testing. The Company also provides diagnostic and therapeutic healthcare services to the surgical and medical community through its mobile cardiac catheterization services to hospitals and physician practices primarily in the State of Florida.

        At the last annual shareholders meeting that took place on June 27, 1997, the shareholders approved an increase in the number of authorized common and preferred shares to 50,000,000 and 10,000,000, respectively.

BUSINESS OPERATIONS

CARDIOLOGY ANCILLARY SERVICES

        The Company, through its wholly owned subsidiary Heart Labs of America, Inc., currently operates three mobile cardiac catheterization laboratories (the "Mobile Labs") which perform a full range of outpatient cardiology procedures and diagnostic tests. Each Mobile Lab comprises a 48-foot mobile trailer with state-of-the-art diagnostic medical equipment. The Company typically contracts with smaller, non-urban hospitals which may not have in-house cardiac catheterization capabilities, or larger hospitals which use the Mobile Labs for when they exceed their existing capacity.

        Cardiac catheterization is a relatively low-risk, widely used diagnostic procedure which utilizes catheters, contrast agents, and sophisticated radiological instrumentation to provide clinical evaluation of heart functions and blood vessel analysis. Based on the Company's experience, the entire cardiac catheterization procedure generally lasts less than one hour.

        Generally a team of cardiovascular technicians and registered nurses trained in cardiac catheterization are assigned to a Mobile Lab. A physician employed by the healthcare facility at which the Mobile Lab is operating supervises the Company's personnel. Movement of the Mobile Labs typically occurs at night by a driver employed by the Company. The driver sets up the Mobile Lab upon arrival making it operational for the Company's personnel the following scheduled day.

        In September 1993, the Mobile Labs were the first mobile laboratories accredited by the Joint Commission on Accreditation of Healthcare Organizations (the "Joint Commission"). During 1997 and 1996, the Company went through an extensive standard review of the medical procedures and operations of the Mobile Labs to become reaccredited. The Company was granted recertification effective through September 1999.

        The Company recently signed letters of intent with two independent Florida physician practices for use of the Mobile Labs adjacent to the physician clinics. The Company is poised to branch outside of Florida with Mobile Labs in Arkansas and South Carolina. The Company plans to expand its international business this year under a recent letter of intent to sell a Mobile Lab to a company operating air ambulance services, insurance and cardiac catheterization services on the continent of Africa.

PHYSICIAN PRACTICE MANAGEMENT

        The Company entered the physician practice management market in January 1997 with the purchase of Orlando-based Florida Physicians Internet, Inc. ("FPII"). FPII is a multi-specialty group practice headed by cardiologist A. Razzak Tai, M.D., a director of the Company. Dr. Tai's practice includes five physicians operating in five clinics in Central Florida.

        The Company's objective is to continue building and/or acquiring and/or managing comprehensive and integrated networks of physicians in selected markets in order to (i) negotiate favorable payor contracts and (ii) provide a vast array of physician and ancillary healthcare services. The Company is currently targeting select physician practices in Central Florida to consolidate into FPII, as well as management contracts, as the Company believes that healthcare is essentially a regional or local business. The Company intends aggressively to expand the quantity and quality of ancillary services supported by the group practices. No assurance can be given that this strategy will be successful.

        The Company seeks to affiliate with physicians who are prominent in the delivery of care and who operate their practices using sound business judgment. The Company believes that physicians are best at developing appropriate treatment protocols while the Company uses its resources to manage and provide physicians with proper equipment and resources to enhance their decision making processes.

Since the Company acquired FPII it has added another physician practice to the group and expanded the practice with new ancillary services, including a nuclear camera and pulmonary test equipment.

        In March 1998, the Company signed a management agreement to provide billing and other management services to a large physician practice in Central Florida.

PAIN MANAGEMENT

        With the acquisition of PRN of North Carolina, Inc. ("PRN"), effective November 1, 1997, the Company entered the pain management field. PRN, a wholly owned subsidiary of the Company, operates eight pain management clinics in North Carolina, South Carolina and Virginia. Each pain management center contains diagnostic and treatment equipment which, with PRN's established training and marketing program, enables physicians to fully utilize the system. PRN receives a pre-established fixed management fee from each center as well as revenues from the initial sale or lease of the equipment package required to establish a center. The Company intends to expand this division into Texas, Louisiana, Arizona, Nevada, Illinois and Ohio in the near future. No assurance can be given that this expansion will be successful.

HOME HEALTHCARE

        Care America Integrated Health Services, Inc. ("Care America") adds to the Company's goal of creating a seamless vertically integrated healthcare delivery system. Care America, acquired by the Company effective November 1, 1997, provides personalized services to patients in virtually every aspect of homecare and out-patient services. Its broad range of services include, without limitation, I.V. therapies, oral prescription services, rehabilitation services, mail order pharmacy, H.I.V. services, oxygen and respiratory care.

        Care America's home care personnel include certified home health aides, certified personal care workers and nurses aides. The Company's personnel offer these services to home patients, physicians, physician practices and other healthcare practitioners. Managed care services are also provided including capitated programs and a national infusion pharmacy network. Care America's integrated pharmacy services offer full comprehensive pharmaceutical care from simple oral to advanced hi-tech I.V. therapies. In addition, Care America's D.M.E./respiratory care division has complete diagnostics, oximetry, respiratory therapists and rehabilitation capabilities.

        During a typical home care case, Care America's health care professional assigned to the case visits the patient on a daily basis to administer the treatment regime or protocol and to provide other general care to the patient. Often the professional spends the entire day with the patient. All home care cases are supervised and reviewed daily for quality of service assurance. Home care cases conducted on a subcontracted basis for a primary contractor are also supervised by the primary contractor. Care America's personnel remain in constant contact with the patient's physician and other members of his health care team.

        Payments for Care America's services are typically made by: (i) assignment of insurance benefits from the patient, (ii) the primary contracting organization; or (iii) the patient.

AIR AMBULANCE TRANSPORT

        The Company is taking advantage of the growing air ambulance industry through its subsidiary, Global Air Charter, Inc. ("Global"), acquired December 31, 1997. Founded in 1992, Global offers national and international fixed wing air ambulance transport services to ill, injured or otherwise incapacitated persons requiring relocation and possible emergency medical care during flight.

        Based in Clearwater, Florida, Global's aircraft fleet includes two extended range Model 36 Learjets, one Model 35 Learjet, one Model 25 Learjet and a Beechcraft Kingair C-90 Turboprop. Global has the competitive advantage generated by the long range capabilities of its Model 36 Learjets offering worldwide, intercontinental response capabilities. It also has the added advantage of an in-house maintenance team, providing expedient flight readiness.

        Global's aircrafts are equipped with state-of-the-art medical equipment including the lifeport stretcher system, 7,000 liters of oxygen, 2 suction pumps, compressed air and a 1500 watt AC inverter. Additional equipment includes the Siemens A G MiniMed III infusion pump, Propac 106 cardiac monitor, pulse oximeter and blood pressure monitor. A comprehensive drug and medical supply, including a full compliment of advanced cardiac life support drugs, make the aircraft a state-of-the-art airborne critical care unit.

        Circumstances requiring Global's transport services include the relocation of patients requiring specialized medical procedures such as organ transplants, cancer treatment, specialized cardiac surgery, burn care, stroke care and advanced brain and spinal cord surgery as well as transportation to hospitals and medical facilities recognized nationally for excellence in their respective fields. The flights are generally long distance in nature.

        Global's dedicated flight coordinators are available 24 hours a day, 365 days a year, via a toll-free telephone number. The operations staff are authorized to provide price quotes, make arrangements for ambulances, ground transportation, and handle all aspects of domestic and international travel.

        Global is licensed and regulated by the State of Florida and the Federal Aviation Administration to operate air ambulance services. To maintain regulatory compliance, Global has engaged a medical director trained as a licensed physician specializing in emergency medicine. The medical director reviews each transport to ensure the patient received the best treatment possible. Global's nurses and paramedics have advanced certifications and are qualified to administer drugs. In the event a problem arises beyond the capacity of the onboard medical team, the aircraft is diverted to the closest medical facility capable of providing the level of care necessary to stabilize the patient.

        If after January 2001 (three years from the date of the Company acquired Global) the Company elects to spin-off Global to its shareholders, the shareholders from whom the Company originally acquired Global shall have the right to purchase 49% of the outstanding common stock of Global at Book value.

SLEEP CENTERS

        Through its March 1998 acquisition of Ivanhoe Medical Systems, Inc. ("Ivanhoe"), the Company offers sleep and disordered breathing diagnostic programs to physicians and hospitals. Each Ivanhoe system uses the latest diagnostic equipment along with the proprietary DataSmart screening program, involving screening, home testing and testing in a complex lab. The majority of patients suffering from sleep disorders have obstructive sleep apnea ("OSA") and snoring. It has been estimated that 40 million people suffer from OSA and that 95% of these cases go undiagnosed and untreated. In the past several years, sleep center studies have been increasing by approximately 25% per year as technology and testing programs are improved. Most of the studies to date have been performed by hospitals and smaller, independent companies. The Company intends to expand its market share in this $400 million industry through internal growth and a structured acquisition plan. No other acquisition targets have been identified and no assurance can be given that, if identified, suitable acquisition candidates can be acquired on terms and conditions acceptable to the Company.

DISCONTINUED OPERATIONS

CLINICAL CARE - ESSENTIAL CARE MEDICAL

        Effective May 1, 1997, the Company sold its wholly-owned subsidiaries Essential Care Medical Centers, Inc. and Essential Care Medical Center #5, Inc. to a non-public entity in exchange for 300,000 preferred shares convertible into 300,000 common shares in the non-public entity and 200,000 warrants in the non-public entity. This new entity intends to undertake an initial public offering at which time the Company will convert its preferred shares.

GOVERNMENT REGULATION

GENERAL

        The health care industry in general and the medical ancillary service business in particular is subject to extensive federal, state and local regulation relating to licensure, conduct of operations, ownership of facilities, environment rules, pricing and reimbursement policies. Although the Company believes that its current operations comply with applicable regulations, the Company believes that the health care industry will continue to change, requiring it to modify its agreements and operations from time to time. While the Company believes it will be able to structure its agreements and operations in accordance with applicable law, there can be no assurance that the subsequent adoption of laws or interpretations of existing laws will not regulate, restrict or otherwise adversely affect the Company's business.

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

MEDICARE AND MEDICAID FRAUD AND ABUSE

        The Anti-Kickback Law prohibits the offer, payment, solicitation or receipt of any form of remuneration in return for, or in order to induce: (i) the referral of a person; (ii) the furnishing or arranging for the furnishing of items or services reimbursable under Medicare or Medicaid programs; or (iii) the purchase, lease or order or arranging or recommending purchasing, leasing or ordering of any item or service reimbursable under Medicare or Medicaid. Pursuant to the Anti-Kickback Law, the federal government has announced a policy of increased scrutiny of joint ventures and other transactions among health care providers in an effort to reduce potential fraud and abuse relating to Medicare costs. The applicability of these provisions to many business transactions in the health care industry has not yet been subject to judicial and regulatory interpretation. Noncompliance with the Anti-Kickback Law can result in exclusion from Medicare and Medicaid programs and civil and criminal penalties. Several of the Company's subsidiaries currently derive a significant portion of their revenues from Medicare or Medicaid payments.

        Significant prohibitions against physician referrals have been enacted by Congress. These prohibitions, commonly known as "Stark II" amended prior physician self-referral legislation known as "Stark I" by substantially enlarging the field of physician-owned or physician-interested entities to which the referral prohibitions apply. Stark II prohibits a physician from referring Medicare or Medicaid patients to an entity providing "designated health services" in which the physician has an ownership or investment interest, or with which the physician has entered into a compensation arrangement, unless a statutory exemption applies. The designated health services include, for example, prosthetic devices, clinical laboratory services, radiology (such as ultrasound, MRI and CT), home health, physical and occupational therapy, prescription drugs and inpatient and outpatient hospital services. The penalties for violating Stark II include a prohibition on payment by these government programs and civil penalties of as much as $15,000 for each referral violation and $100,000 for participation in a "circumvention scheme." To the extent that the Company or any subsidiary is deemed to be subject to the prohibitions contained in Stark II, the Company believes its activities fall within the permissible activities defined in Stark II.

        While the Company and several of its subsidiaries will receive service fees under its agreements for management and administrative services, the Company believes that it is not generally in a position to make or receive referrals of patients or services reimbursed under the Medicare or Medicaid programs. Such service fees are intended by the Company to be consistent with fair market value in arm's-length transactions for the nature and amount of management services rendered and therefore, would not constitute unlawful remuneration under Anti-Kickback Law and regulations. For these reasons, among others, the Company does not believe that fees payable to it would be viewed as remuneration for referring and influencing referrals of patients or services covered by such programs as prohibited by statute. If the Company is deemed to be in a position to make, influence or receive referrals from or to physicians, the operations of the Company could be subject to scrutiny under federal and state anti-kickback and anti-referral laws.

        In Florida, which does not prohibit the corporate practice of medicine, the Company through a wholly-owned subsidiary, owns practices and employs physicians. Thus, with respect to such practices, the Company is a provider of services and would be capable of receiving referrals from other physicians affiliated with the Company in those markets. In these circumstances, the Company either will not accept referrals involving designated health services from other physicians affiliated with the Company, or will form group practices comprised of Company practices in that market.

        In addition, the Company also believes that the methods used to acquire the assets of existing practices and ancillary services do not violate anti-kickback and anti-referral laws and regulations. Specifically, the Company believes the consideration paid by the Company to physicians to acquire such assets is consistent with fair market value in arm's-length transactions and not intended to induce the referral of patients. Should this or any other Company practice be deemed to constitute an arrangement designed to induce the referral of Medicare or Medicaid patients, then such could be viewed as possibly violating anti-kickback and anti-referral laws and regulations. A determination of liability under any such laws could have a material adverse effect on the Company's business, financial condition or results of operations.

FEE-SPLITTING; CORPORATE PRACTICE OF MEDICINE

        The laws of many states prohibit physicians from splitting fees with non-physicians (or other physicians) and prohibit non-physician entities from practicing medicine. These laws vary from state to state and are enforced by the courts and by regulatory authorities with broad discretion. Although the Company believes its operations are in material compliance with existing applicable laws, the Company's business operations have not been the subject of judicial or regulatory interpretation; thus, there can be no assurance that review of the Company's business by courts or regulatory authorities will not result in determinations that could adversely affect the operations of the Company or that the health care regulatory environment will not change so as to restrict the Company's existing operations or their expansion. In addition, the regulatory framework of certain jurisdictions may limit the Company's expansion into such jurisdictions if the Company is unable to modify its operational structure to conform with such regulatory framework.

        A determination in any state that the Company is engaged in the corporate practice of medicine or any unlawful fee-splitting arrangement could render any management agreement between the Company and a practice located in such state unenforceable or subject to modification, which could have a material adverse effect on the Company. There can be no assurance that regulatory authorities or other parties will not assert that the Company or a practice is engaged in the corporate practice of medicine in such states or that the management fees paid to the Company by the managed practices constitute unlawful fee-splitting or the corporate practice of medicine. If such a claim were asserted successfully, the Company could be subject to civil and criminal penalties, managed physicians could have restrictions imposed upon their licenses to practice medicine, and the Company or the managed practices could be required to restructure their contractual arrangements. Such results or the inability of the Company or the managed practices to restructure their relationships to comply with such prohibitions could have a material adverse effect on the Company's financial condition and results of operations.

CHANGES IN PAYMENT FOR MEDICAL SERVICES

        The Company believes that trends in cost containment in the health care industry will continue to result in a reduction in per-patient revenue for Company practices. The federal government has implemented, through the Medicare program, the RBRVS payment methodology for physician services. The RBRVS is a fee schedule that, except for certain geographical and other adjustments, pays similarly situated physicians the same amount for the same services. The RBRVS is adjusted each year and is subject to increases or decreases at the discretion of Congress. To date, the implementation of RBRVS has reduced payment rates for certain procedures historically performed by Company physicians. There can be no assurance that any reduced operating margins could be recouped by the Company through cost reductions, increased volume, introduction of additional procedures or otherwise.

        Rates paid by non-governmental insurers, including those that provide Medicare supplemental insurance, are based on established physician, ambulatory surgery center and hospital charges, and are generally higher than Medicare payment rates. A change in the makeup of the patient mix of Company practices as well as the medical practices under Company management that results in a decrease in patients covered by private insurance or a shift by private payors to RBRVS or similar payment structures could adversely affect the Company's business, financial condition or results of operations.

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

        The Self-Referral Act also prohibits the referral by a physician of a patient for other health services to an entity in which that physician is an investor, unless the ownership of the entity meets one of two tests:

    1. The physician's investment interest is in the registered securities of a publicly traded corporation whose shares are traded on a national exchange or over-the-counter market and which has net equity at the end of its most recent fiscal quarter in excess of $50,000,000, or

    2. For entities that do not qualify under the first test, no more than 50% of the value of the investment interests in the entity may be held by investors who are in a position to make referrals to the entity, and the terms under which an investment interest is offered must be the same for referring investors and non-referring investors. In addition, the terms under which an investment interest is offered may not be related to the investor's volume of referrals to the entity. Finally, the investor must not be required to make referrals or be in the position to make referrals to the entity as a condition for becoming or remaining an investor.

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

CERTIFICATE OF NEED

        Some states, including Florida, require a "certificate of need" ("CON") prior to the acquisition of medical equipment or provision of cardiac catheterization services by hospitals. In Florida, a certificate of need is required for cardiac catheterization services only if the hospital wishes to provide such services to inpatients. Typically, obtaining a CON approval is a costly and lengthy process, and may involve adversarial proceedings brought by competing facilities. The hospital or health care provider, rather than the Company, must apply for and obtain the CON, where required. As a result, the Company is unable to control or accurately predict whether and how many potential customers will obtain CON's. The Company's ability to provide cardiac catheterization services to hospitals and health care providers is dependent upon those entities obtaining a CON for such services.

LEGISLATIVE DEVELOPMENTS

        In addition, proposed legislation regarding health care reform has been introduced before many state legislatures. Any such reform at the federal or state level could significantly alter patient-provider relationships. State and federal agency rule-making addressing these issues is also expected. No predictions can be made as to whether future health care reform legislation, similar legislation or rule-making will be enacted or, if enacted, its effect on the Company. Any federal or state legislation prohibiting investment interests in, or contracting with, the Company by health care providers for which there is no statutory exception would have a material adverse effect on the Company's business, financial or results of operations.

LICENSES

        Although the Company's cardiac catheterization services generally are not subject to health care licensing requirements (it contracts directly with hospitals), the Company must adhere to the same standards as the hospitals it contracts with, including standards for sanitation, safety and personnel qualifications. The Company is also required to register its X-ray equipment and pay annual registration fees to state radiation control agencies. The Company believes that its cardiac catheterization operations are in compliance with applicable registration and hospital license requirements.

        Global is licensed by the Federal Aviation Administration as a FAR Part 135 operation with worldwide operation specifications. Global is licensed by the State of Florida Department of Health Emergency Medical Services as an inter-facility fixed-wing transport provider. Florida requires Global to have advanced life support capabilities on all aircraft at all times. This is the highest level of licensure for inter-facility transport services.

LEGISLATIVE DEVELOPMENTS

        There are presently efforts underway on both the federal and state levels to enact major reforms of the U.S. health care system. Proposals include cost containment measures through health care alliances and improved access to insurance coverage for the working uninsured or unemployed. The Florida "Health Care Reform Act of 1992" (the "Florida Health Plan"), was designed to create a managed competition model for health care delivery in Florida based on quality, geographic coverage and reduced costs. The Company cannot predict what effect, if any, future federal or state health care reform legislation will have on the Company.

OTHER STATES; OTHER REGULATORY MATTERS

        The Company anticipates that it will be doing business in other states besides Florida, North and South Carolina and Virginia. The Company will be subject to the laws of each state that it does business in, including among others, the laws regulating the corporate practice of medicine, self-referrals, licensing, and the division of fees between licensed physicians and non-physicians.

PROFESSIONAL LIABILITY INSURANCE

        The Company currently maintains general and professional liability insurance for its operations in the single limit amount and aggregate annual limit amount of $5,000,000. There is no assurance that any potential claims will or will not exceed this limit. While the Company's Mobile Labs are at a customer's facility, they operate only under the direction of licensed physicians on the customer's staff who direct the procedures, supervise the Company's nurses and technologists, and interpret the results of the examinations. The Company requires that the users of the Mobile Labs carry medical malpractice insurance to cover the physicians using the Company's Mobile Labs.

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

        The Company competes with companies that are larger in size than the Company and may have access to considerably greater financial resources than the Company. The Company competes by providing more personalized care to the patients they serve as well as providing patient transportation and pharmaceutical delivery.

        The main competitors to FPII's group practice are Med-Partners, Phycor, and a number of smaller physician lead groups. Phycor is of the size that prefers to buy existing group practices of twenty-five or more physicians, which is a market the Company is not in at this time.

        Ivanhoe Medical Systems, Inc. is in an industry where there are no clear market leaders or major competition. Most of the independents are either labs in hospitals or physicians interested in sleep that have started labs as an adjunct to their local practice.

        PRN of North Carolina, Inc. is in an industry where there are thousands of small pain treatment clinics, centers and facilities. There exists only a portion of these locations that are accredited and follow standards for multi-disciplinary procedures.

        Global Air Charter, Inc. has numerous competitors with short-range aircraft, but has limited competitors with aircraft capability of performing international and, in particular, trans-Atlantic flights. Medjet in Alabama, Kalitta in Detroit, and Sky Service in Toronto are the biggest competitors in the international market.

        Care America Integrated Health Services, Inc. competes directly and indirectly with national companies as well as locally owned services. The main competitors are Apria Healthcare, Coram Health Care, and Integrated Health Services, Inc.

MARKETING

        Heart Labs relies heavily on referrals to perform high-tech procedures. Most of the marketing for its Mobile Labs is based on the Company's reputation in the medical community.

        Florida physicians internet markets its practice on various forms; referrals from other physicians, group presentation through sponsorship of meetings, personal contacts and advertising in local newspapers.

        Care America offers a full range of integrated health services to include high tech infusion, home medical equipment, oxygen and respiratory services. The referrals are generated through direct marketing to the physicians, insurance providers, nursing agencies and tertiary subcontractural agreements.

        Ivanhoe relies upon physician referrals for its customer base. In addition, the Company has in place a three tier service system that enters local communities and utilizes a screening program and an in-home lab program.

        PRN's primary target market is free-standing general practitioners offices and/or groups of professional associations. Sales leads are generated through several sources including marketing programs, telephone contact, direct mail, referrals and networking.

        Global relies upon personal contacts and physician referrals to approach new customers. The Company also staffs exhibit booths at major industry-specific conventions to attract hospital groups, insurance companies, assistance companies and managed care organizations.

EMPLOYEES

        As of March 3, 1998, the Company employed 133 persons, of which 92 are full time. The Company's ability to provide its services is dependent upon the Company recruiting, hiring and retaining qualified technical personnel. To date, the Company has been able to recruit and retain sufficient qualified personnel. None of the Company's employees is represented by a labor union. The Company has not experienced any work stoppages and considers its relations with its employees to be good.

ITEM 2.        DESCRIPTION OF PROPERTIES

        The Company leases approximately 6,000 square feet of office space in Boynton Beach, Florida for its corporate offices at an average monthly net rental of $5,212 over the term of the lease. The lease expires in April 2001. The Company is in the process of expanding this space.

        The Company leases five clinical offices located in the Central Florida area for Florida Physicians Internet, Inc. The three locations in Kissimmee are 2,600, 1,700 and 1,300 square feet, while the Loughman space is 1,700 square feet, and the St. Cloud space is 700 square feet . The average monthly net rental is $1,597 for the five clinics. Each lease is of various length, with the longest running through January 1999.

        The Company leases approximately 2700 square feet of office space located in the Central Florida area for PRN of North Carolina. The average monthly net rental is $1,413. The lease expires in December 1999.

        The Company leases approximately 1,100 square feet of office space in Altamonte Springs, Florida for Care America, at an average monthly net rental of $1,154 over the term of the lease, which expires in August 1998.

        The Company leases office and hangar space in Clearwater, Florida for Global Air Charter/Rescue, at an average monthly net rental of $4,350 over the term of the lease, which expires in June 1998. The Company expects to utilize its FBO for office and hangar space.

        The Company sublets 3,300 square feet of office space in Boca Raton, Florida, which previously served as its corporate offices.

        The Company owns a medical building located in Miami, Florida. There are two mortgages on the building. The first mortgage is payable in monthly installments of $1,382 including interest at the bank's prime rate plus 2%, balance due in November 2001. The second mortgage is payable in monthly installments of $636, including interest at 12%, balance due in December 1998.

        The Company holds a mortgage receivable for real estate located in Plantation, Florida. The mortgage has monthly installments of $1,083, which includes interest at 8.5%, with a maturity date of January 1, 2002.

ITEM 3. LEGAL PROCEEDINGS

        There are no pending legal proceedings to which the Company is a party, which the Company believes, if adversely determined, would have a material adverse effect on the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Not Applicable

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) Market Information

        The Common Stock of the Company trades on the NASDAQ Small Cap Market under the symbol "MIOA." The following table sets forth the high and low closing bid prices (post-reverse) of the Company's Common Stock as reported by NASDAQ:

               1997                  HIGH            LOW
               ----                  ----            ---
               First Quarter         4 3/16           1/4
               Second Quarter        3 1/16         1 13/16
               Third Quarter         2 9/32         1 5/8
               Fourth Quarter        2 17/32        1 1/8

               1996                  HIGH            LOW
               ----                  ----            ---
               First Quarter        47 1/2         19 3/8
               Second Quarter       20 5/8          7 1/2
               Third Quarter        13 3/4          5 5/8
               Fourth Quarter        6 4/5          2 5/32

(b) Holders

        As of February 28, 1998, there were approximately 212 holders of record of the common stock, not including beneficial owners, which approximates an additional 2,500 shareholders.

(c)  Dividends on The Company's Common Stock

        No cash dividends have ever been paid, and the Company does not intend to pay cash dividends in the foreseeable future.

SALE OF UNREGISTERED SECURITIES

        In October 1997, the Company issued 139,096 shares of its restricted common stock with a value of $280,000 in settlement of amounts in dispute.

        In October 1997, the Company issued 500,000 shares of its restricted common stock for the acquisition of PRN of North Carolina, Inc.

        In November 1997, the Company issued 6,000 shares of the Company's restricted common stock valued at $12,000 as a commission for raising funds.

        In November 1997, the Company made a donation by issuing 2,500 shares of the Company's restricted common stock with a value of $3,438.

        Effective December 31, 1997, the Company issued 3,609,285 shares of the Company's restricted common stock with a value of $5,413,928 for the acquisition of Global Air Charter, Inc., Global Air Rescue, Inc., and Clearwater Jet Center, Inc. The assets acquired have a value of over $8,000,000.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS

        The following should be read in conjunction with the Financial Statements and Notes thereto contained herein.

OVERVIEW

        The Company has a new management team in place. Commencing in the later part of 1996, the Company embarked on a reorganization plan. Management decided that it was in the best interest of the Company and its shareholders to discontinue all subsidiaries except Heart Labs of America, Inc. and to focus its future efforts on the expansion of its mobile cardiac catheterization laboratories. As part of the reorganization plan, the Company acquired in January 1997 a physician practice in Central Florida that specializes in cardiology.

        In 1996, as a result of this decision, all subsidiaries, except for the mobile labs, have been accounted for as discontinued operations in accordance with Accounting Principles Board #30, which provides for the reporting of operating results of discontinued operations separately from continuing operations. Loss from discontinued operations and loss from disposal of discontinued operations amounted to $1,624,352, and $3,296,413, respectively, for the year ended December 31, 1996.

        Since new management has embarked on the reorganization plan, the Company has increased revenues and decreased the losses incurred. Net loss decreased to $1,152,694 or $.21 loss per share as compared to $8,540,864 or $10.33 loss per share for 1996. Included in the December 1997 loss is $400,000 of non-recurring physician costs.

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE TWELVE MONTHS ENDED DECEMBER 31, 1997 AND DECEMBER 31, 1996

        Revenues from the mobile cardiac catheterization subsidiary for the year ended December 31, 1997 was $2,375,310 compared to $1,276,904 for the year ended December 31, 1996. This increase is due to the Company increased utilization through additional contracts with hospitals, and the sale of a mobile lab. In 1997, the Company had six contracts with hospitals compared to four for 1996.

        PRN had revenues of $135,147 for the two months ended December 31, 1997.

        FPII had revenue from January 10, 1997 (date of acquisition) through December 31,1997 in the amount of $1,945,252.

        Care America had revenue during the period November 1, 1997 (date of acquisition) through December 31, 1997 in the amount of $73,752.

        Cost of services, which includes medical supplies, technical and sales personnel salaries and benefits, and other expenses directly associated with the Company's services, increased 336% to $2,924,840 compared to $669,484 in 1996. The increase is due to the cost of service expenses relating to the acquisition of Florida Physicians, Care America and PRN, which aggregated $1,532,998. Heart Labs had an increase in cost of services due to increased operating costs and an increase in cost of personnel.

        General and administrative expenses decreased 33.4% from $3,084,025 to $2,054,034. The decrease was due to the Company implementing a cost reduction program. This decrease was offset by additional costs relating to the acquisitions of Florida Physicians, Care America and PRN, which aggregated $891,279.

        Depreciation and amortization decreased 4.4% to $338,306 from $353,785 in 1996. This decrease is due to one of the Company's mobile lab leases being renewed in July 1997 and recorded as an operating lease versus a capitalized lease, as in previous years.

        Interest expense increased 5% to $147,732 in 1997 from $140,674 in 1996. This increase is due to FPII entering into a temporary accounts receivable financing arrangement which was terminated in July 1997.

        As a result of the foregoing factors, the Company had net loss of $1,152,694 in 1997, compared to $8,540,864 in 1996. The non-recurring losses from physician practices resulted from new doctors hired and subsequently terminated with no material impact on revenue which amounted to $400,000.

LIQUIDITY AND CAPITAL RESOURCES

        In 1997 and 1996, the Company financed its operating and investment activities through a combination of cash flow from operations, Regulation S securities offerings, private placements and proceeds from litigation settlements. Net cash provided by operating activities in 1997 was $362,339 compared to net cash used in operating activities of $2,879,070 in 1996, primarily due to the Company's 1996 net loss. Net cash used by investing activities was $297,231 in 1997, compared to $2,930,648 used by investing activities in 1996. Net cash provided by financing activities was $650,877 in 1997 compared to $6,026,748 in 1996.

        At December 31, 1997, the Company had a working capital deficiency of $1,016,557 compared to a working capital deficiency of $1,458,966 at December 31,

1996. In April 1998, the Company signed a letter of intent to refinance balances due on aircraft that will eliminate this deficiency.

        In January 1997, the Company leased a mobile lab from Comdisco, a New York Stock Exchange company. The Mobile Lab was financed through a 36 month lease with monthly payments of $22,000.

        In March 1997, the Company entered into an asset purchase agreement whereby it sold a mobile cardiac catheterization lab for $800,000; $100,000 in cash and a promissory note in the amount of $700,000 bearing interest at ten percent to be paid over nine months at $60,000 per month with the balance of unpaid principal and accrued interest due and payable on December 15, 1997. The note was paid off in March 1998.

        In April 1997, the Company entered into a settlement agreement with the plaintiffs of the Tula Business, Inc. et al lawsuit. The terms of the settlement required the Company to issue 2,063,346 unrestricted common shares, the plaintiffs to exercise 144,384 warrants into common stock at $1.50 per share, an aggregate of $216,576 received by the Company and the payment by the plaintiffs and other claimants of $900,000 to the Company in settlement of its counter claims against Tula Business, Inc. et al.

        In July 1997, the Company issued 412,000 shares of its restricted common stock for $600,000.

        In September 1997, the Company, pursuant to a private placement, issued 12% convertible subordinated debentures aggregating $400,000 comprising of 200,000 shares at $2. The outstanding principal is due to be repaid on February 28, 1999 or at the option of the registered holder upon the closing of the Company of any equity private or public financing exceeding $1,500,000. Interest is paid monthly.

        In addition, as part of the private placement, the Company issued warrants to purchase up to 440,000 shares of the Company's common stock at an exercise price of $1.25 and expire on September 30, 2000.

        In October 1997, the Company entered into a settlement agreement with Glick Enterprises, Inc., and certain other investors, who had sued the Company in March 1997 in the Supreme Court of the State of New York, County of New York, claiming that the Company had issued an inadequate number of shares in January 1996 when they converted 62,120.5 shares of Series D Convertible Preferred Stock and that the Company also was liable under the penalty provisions of the Subscription Agreement.

        As part of the settlement, the Company was required to issue 4.7 million unrestricted common shares to Glick and the other investors and Glick and the other investors shall return to the Company 62,120.5 shares of Series D Convertible Preferred which they still possessed along with a full release. The Company released Glick and the other investors for any claims which the Company had against them with respect to their purchase, sale or trading of the Company's stock. Glick and the other investors paid $1.5 million in cash to the Company as part of their settlement for claims made by the Company. All Series C and D previously issued by Medical Industries of America, Inc. has now been converted into common stock.

        The Company may continue to receive working capital from the exercise of warrants, private placements, long term debt and operations. If the Company's working capital is insufficient to fund its operations, it would have to explore additional sources of financing. No assurances, however, can be given that future financing would be available or, if available, that it could be obtained at terms satisfactory to the Company.

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

        On June 13, 1996, the Company engaged the services of Grant-Schwartz Associates, CPA's. The Company authorized McGladrey to respond to any and all inquires of the successor accountant.

        In June 1997, the Board of Directors of the Company voted to terminate the employment of its prior independent accountants, Grant, Schwartz and Company, the Company's auditors. Grant Schwartz's report on the Company's financial statements during the two most recent fiscal years contained no adverse opinion or disclaimer of opinion and was not qualified except that Grant Schwartz's report dated March 10, 1997 , except for Note 23 which is dated March 23, 1998, was modified for uncertainties about the Company's ability to continue as a going concern

        On June 21, 1997, the Company engaged the services of Grant Thornton, LLP, an international accounting firm. The Company authorized Grant Schwartz to respond to any and all inquiries of the successor accountant.

        The Company received from Grant Schwartz a letter addressed to the Securities and Exchange Commission ("SEC") stating that it agrees with the statements made by the Company in response to Item 304(a) of Regulation S-K. The Company filed this letter as an Exhibit to Form 8-K/A dated July 29, 1997.

                                    PART III

ITEM 9.        DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
               CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A)
               OF THE EXCHANGE ACT.

EXECUTIVE OFFICERS AND DIRECTORS

The following table sets forth certain information concerning the executive officers and directors of the Company as of March 3, 1998:

           NAME               AGE                POSITION WITH COMPANY
           ----               ---                ---------------------

Michael F. Morrell             56     Chairman of the Board, Chief Executive
                                      Officer, and Director

Paul C. Pershes                54     President, Chief Operating Officer, and
                                      Director

Linda Moore                    46     Senior Vice President and Secretary

Arthur Kobrin                  36     Chief Financial Officer

A. Razzak Tai, M.D.            64     Medical Director and Director

Theodore J. Orlando            61     Director

Glen Barber                    48     Director

Terry Lazar                    54     Director

        Michael F. Morrell, Chairman of the Board and Chief Executive Officer. Mr. Morrell has served as Chairman and CEO since August 1996. From November 1995 to August 1996 he was an independent consultant in the field of corporate finance. From March 1994 to November 1995 Mr. Morrell served as President and a director of Westmark Group Holdings, Inc. From March 1984 through March 1994 he founded and served as President of Nexus Leasing Corp. and Nexus Realty. From 1966 to 1984 Mr. Morrell served in executive management positions with Reliance Group Holdings (NYSE), a multi-billion dollar provider of insurance, leasing and other services.

        Paul C. Pershes, President, Chief Operating Officer and Director. Mr. Pershes has served as a director since August 1996 and as President and Chief Operating Officer since May 1997. Prior to joining the Company, Mr. Pershes was a founding shareholder of a local accounting firm and prior thereto was a senior partner of the international accounting firm Laventhol and Horvath for 18 years, with extensive experience in healthcare.

        Linda Moore, Senior Vice President, Secretary. Ms. Moore, the spouse of Mr. Morrell, has served as Senior Vice President and Secretary since January 1996. From March 1994 through December 1995, she served as Senior Vice President and Assistant Secretary of Westmark Group Holdings, Inc. From 1986 to 1994 she was an executive officer of Moore Financial Services, Inc., a financial public relations firm she founded in 1986.

        Arthur Kobrin, Chief Financial Officer. Mr. Kobrin joined the Company in June 1997 as Chief Financial Officer. Prior to joining the Company, Mr. Kobrin, a Certified Public Accountant, from August 1987 to June 1997 was employed by Weinberg, Pershes & Company, P.A. From June 1983 to August 1987 he was employed by Dorfman, Abram & Music, P.A., and has extensive experience in management consulting and public company reporting.

        A. Razzak Tai, M.D., FACCP, ACCP, MRCP, Medical Director and Director. Dr. Tai is Board Certified in Internal Medicine and Cardiovascular Diseases. For more than the past five years, he has been practicing all aspects of invasive and diagnostic cardiology, angiography, and nuclear and internal medicine. Dr. Tai is presently on staff and in good standing with the Florida Hospital, Columbia Regional Hospital and Orlando Regional Medical Center.

        Theodore J. Orlando, Director. Mr. Orlando has served as an outside director of the Company since March 1997. In 1994, Mr. Orlando founded and is currently President of Barkus Capital Resources, Ltd., a real estate and securities investment company. From 1984 to 1994 he founded and served as Chairman and Chief Executive Officer of TJ Systems Corporation, a computer leasing company.

        Glen Barber, Director. Mr. Barber has served as an outside director of the Company since April 1997. In 1988, Mr. Barber founded, and is currently President of, New Age Communications, Inc., a master distributor of operator services. Since 1993, he has served as President and Director of the Museum of Art in Tallahassee, Florida.

        Terry Lazar, Director. Mr. Lazar has served as an outside director of the Company since April 1997. In 1977, Mr. Lazar founded, and is currently senior partner of, Lazar, DeThomasis, Sanders and Company, LLP, a full service accounting firm specializing in healthcare and other industries. He also is a partner and Director of Finance of the Ambulatory Surgery Center and Vice President of Empress Travel.

        The Company's officers are appointed annually by the Board of Directors and serve at the discretion of the Board. The Company's directors hold office until the next annual meeting of shareholders and until their successors have been duly elected and qualified.

OTHERS

        The following individuals play a significant role in the Company's operations:

MR. ROBERT SEGARRA, RCPT, RCDMS, FAMA

        Mr. Segarra is currently a consultant and has been involved with the Company since January 1990. He attended the Cardiovascular and Cardiopulmonary Program at San Diego Regional Medical Center and Brooke Army Medical Center, 1980 - 1982. Mr. Segarra is Board Registered in all aspects of non-invasive and invasive cardiology. Mr. Segarra has received formal training in MRI, nuclear medicine, ultrasound, pulmonary testing, and electrophysiology. From October 1987 to February 1990, Mr. Segarra served as Director of Cardiology Services at North Broward Medical Center. Mr. Segarra was Director of Cardiac Catheterization Laboratory and Supervisor of Special Procedures-Radiology at St. Lukes Lutheran Hospital in San Antonio, Texas from January 1987 to October 1987. Since November 1989, Mr. Segarra has also served as Assistant Dean for Invasive Cardiology at Barna College in Fort Lauderdale, Florida. Additionally, Mr. Segarra assisted in Cardiovascular Research on Right Ventricular Volume Calculations at the University of Texas Health Science Center and performed Research Hemodynamics at Brooke Army Medical Center. Mr. Segarra served as President of the American Society of Cardiovascular Professionals. Since June 1989, Mr. Segarra has been a faculty member and a part of the Cardiac Catheterization Lab Task Force at Broward Community College in Fort Lauderdale, Florida.

DR. ROBERT B. HAGHGOU, CHIEF EXECUTIVE OFFICER OF CARE AMERICA INTEGRATED HEALTH SERVICES, INC.

        Dr. Haghgou is a licensed pharmacist with clinical experience in all facets of pharmacy practice. He is Registered and Board Certified from the American College of Forensic Examiners. Since 1996 he has been the President and a Director of Care America Integrated Health Services, Inc. Prior thereto and for more than ten years he has held employment positions in the home healthcare industry with both local and national corporations. Dr. Haghgou holds a Bachelor of Science and a Doctor of Pharmacy degree from the University of Florida.

MR. ROGERS W. KIRVEN, JR., CHIEF EXECUTIVE OFFICER OF IVANHOE MEDICAL SYSTEMS, INC.

        Since 1989, Mr. Kirven has been the Chief Executive Officer of The Kirven Group, Inc., a company he founded. He has extensive experience in business and corporate finance and has served as a director on several private and public corporations including various manufacturing, communication and investment companies. He graduated from Clemson University in 1975 with a Bachelor of Arts degree.

MR. RANDY LUBINSKY, CHIEF EXECUTIVE OFFICER OF PRN OF NORTH CAROLINA, INC., GLOBAL AIR RESCUE, INC. AND GLOBAL AIR CHARTER, INC.

        Mr. Lubinsky is a Director and Chief Executive Officer of PRN of North Carolina, Inc., a company he founded in 1994. From 1988 to 1995 he was Chief Executive Officer and a founding Director of Medical Equity, Inc., a medical investment and finance company and MedX West, Inc., a distributor of medical equipment. Mr. Lubinsky received a Bachelor of Arts degree in Finance from Florida International University.

MR. NICHOLAS DAVIS, GENERAL COUNSEL

        Mr. Davis holds the degrees of Masters of Laws Taxation (LL.M.), Juris Doctor (J.D.), Masters in Business Administration (M.B.A.) and a Bachelor of Science in Business Administration. Mr. Davis practiced law in the State of Florida from 1981 until 1993, specializing in healthcare, tax, securities, mergers, reorganizations and acquisitions. From 1993 until 1996, Mr. Davis owned and operated a consulting firm whereby he provided planning, design, management, operation, accounting and capital funding systems and structures to companies seeking public and private sector funding. From 1996 until March 1997, Mr. Davis served as General Counsel and Executive Vice President for PRN of North Carolina, Inc.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

        Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than 10 percent of the Company's Common Stock, to file with the SEC initial reports of ownership and reports of changes in ownership, furnishing the company with copies of all Section 16(a) forms they file.

        To the best of the Company's knowledge, based solely on review of the copies of such reports furnished to the Company, all Section 16(a) filing requirements applicable to its officers and directors were complied with during the year ended December 31, 1997.

ITEM 10.       EXECUTIVE COMPENSATION

        The following table sets forth the compensation awarded to, earned by or paid to the Company's Chief Executive Officer and other executive officers for services rendered to the Company during 1997 and 1996. No other person, who, during 1997 and 1996 served as an executive officer of the Company, had a total annual salary and bonus in excess of $100,000.

SUMMARY OF COMPENSATION TABLE

                            ANNUAL COMPENSATION

                                                                                  LTIP
   Name & Principal              SALARY              Other Annual              PAYOUTS
       Position           YEAR     ($)     BONUS($)  COMPENSATION   OPTIONS       ($)
       --------           ----     ---     --------  ------------   -------       ---
Michael F. Morrell (1)    1997   $173,461                           1,475,000
                          1996    $74,999                              25,000

Paul C. Pershes (2)       1997   $104,808                           1,425,000

A. Razzak Tai (3)         1997   $348,354                              50,000

(1)  Chief Executive Officer from August 1996 to the present.
(2)  President and Chief Operating Officer from April 1997 to present.
(3) Director and Director of Medicine of Florida Physicians Internet, Inc. from June 1997 and January 1997, respectively, to the present.

OPTION GRANTS DURING 1997 AND AGGREGATED FISCAL YEAR-END OPTION VALUE

                                PERCENT OF TOTAL
                    NUMBER OF    OPTIONS GRANTED
                   SECURITIES          TO            EXERCISE OR
                   UNDERLYING       EMPLOYEES           BASE       EXPIRATION
      NAME           OPTIONS     IN FISCAL YEAR      PRICE ($/SH)    DATE
      ----           -------     --------------      ------------    ----

Michael Morrell(3)     250,000           8.3               .50        4/9/07
                       925,000          30.8               .50 (1)  10/24/07
                       100,000           3.3              1.25      10/24/07
                       100,000           3.3              1.25      10/24/08
                       100,000           3.3              1.25      10/24/09

Paul Pershes (4)       250,000           8.3               .50        4/9/07
                       925,000          30.8               .50 (1)  10/24/07
                        83,333           2.8              1.25      10/24/07
                        83,333           2.8              1.25      10/24/08
                        83,333           2.8              1.25      10/24/08

A. Razzak Tai (5)       50,000           1.7               .50        1/8/00
                        12,500            .4            * (2)         7/8/01
                        12,500            .4            * (2)         1/9/02
                        15,000            .5            * (2)         7/9/02
                        15,000            .5            * (2)         1/9/03

(1) Vesting date was revised on 10/24/97 from a three year vest to immediate.
(2) Price is at market value at vesting date.
(3) Does not include options to purchase 600,000 shares of the Company's common stock granted on 2/10/98 at an exercise price of $1.25 per share.
(4) Does not include options to purchase 500,000 shares of the Company's common stock granted on 2/10/98 at an exercise price of $1.25 per share.
(5) Does not include options to purchase 50,000 shares of the Company's common stock granted on 2/10/98 at an exercise price of $1.25 per share.

AGGREGATED OPTIONS EXERCISES IN 1997 AND 1997 OPTION VALUES

                                                 NUMBER OF
                                                SECURITIES
                                                UNDERLYING        VALUE OF UNEXERCISED
                    SHARES                 UNEXERCISED OPTIONS    IN THE MONEY OPTIONS
                   ACQUIRED      VALUE         AT 12/31/97             AT 12/31/97
     NAME        ON EXERCISE   REALIZED    EXERCISED  UNEXERCISED EXERCISABLE UNEXERCISABLE
Michael Morrell       0            0       1,275,000    200,000  $1,200,000      $50,000

Paul C. Pershes       0            0       1,258,333    166,666  $1,195,833      $41,667

A. Razzak Tai         0            0          50,000     55,000     $50,000            0

DIRECTOR COMPENSATION FOR LAST FISCAL YEAR

                            CASH COMPENSATION                     SECURITY GRANTS
                    -----------------------------------    ------------------------------
                                          CONSULTING                        NUMBER OF
                       ANNUAL                FEE /                         SECURITIES
                     RETAINER      MEETING    OTHER        NUMBER OF      UNDERLYING
       NAME           FEE ($)     FEES ($)   FEES ($)      SHARES (#)  OPTIONS/SARS (#)
       ----           -------     --------   --------      ----------  ----------------

Terry Lazar              -        2,000 (1)      -         175,000(2)       175,000


Glen Barber              -        2,000 (1)      -         175,000(2)       175,000

Theodore J. Orlando      -        2,000 (1)      -         175,000(2)       175,000

(1) The Directors had eight meetings during 1997, of which four were telephonic meetings.

(2) Does not include options granted on 2/10/98 to purchase 50,000 shares of the Company's common stock at an exercise price of $1.25 per share.

1996 STOCK OPTION PLAN FOR OFFICERS AND DIRECTORS

        Under the Company's 1996 Stock Option Plan for officers and directors, 5,000,000 shares of the Company's common stock may be issued. The plan is administered by the Company's compensation committee which has the authority to determine to whom awards shall be granted. To date, 4,750,000 options have been granted under the plan.

EMPLOYEE STOCK OPTION PLAN

        Under the Company's 1996 Stock Option Plan for employees, 1,000,000 shares of the Company's common stock may be issued. The Company's Compensation Committee administers and interprets the Plan and is authorized to grant options thereunder to all eligible employees of the Company. To date, 993,000 options have been granted under the plan.

        The Plans provide for the granting of both incentive and non-qualified stock options. Options are granted under the Plan on such terms and at such prices as determined by the Committee, except that the per share exercise price of incentive stock options cannot be less than the fair market value of the Common Stock on the date of grant and the per share price of non-qualified stock options will not be less than 85% of the fair market value on the date of grant. Options granted under the Plans are not transferable other than by will or intestate distribution and no option can be exercised until six months after the date of grant or after the expiration of 10 years from the date of grant.

EMPLOYMENT AGREEMENTS

        In January 1997, the Company signed an employment agreement with Michael Morrell. The term of the agreement is for four years and provides for annual salary of $150,000, the granting of 775,000-925,000 stock options to be vested over a four year period and the payment of normal business expenses. On November 1, 1997, the Board of Directors approved an increase in salary to $200,000 per year.

        In January 1997, the Company signed an employment agreement with Paul Pershes. The term of the agreement is for four years and provides for annual salary of $150,000, the granting of 775,000-925,000 stock options to be vested over a four year period and the payment of normal business expenses. On November 1, 1997, the Board of Directors approved an increase in salary to $175,000 per year.

        Effective January 1997, the Company signed an employment agreement with Dr. A. Razzak Tai. The term of the agreement is for three years, with compensation equal to an annual salary of $400,000.

        On June 16, 1997, the Company signed an employment agreement with Arthur Kobrin. The term of the agreement is for four years and provides for annual salary of $78,000, the granting of 100,000 stock options to be vested over a three year period, and the payment of normal business expenses. Effective February 8, 1998 the annual salary was increased to $100,000.

        On November 6, 1996, the Company signed an employment agreement with Linda Moore. The term of the agreement is for five years and provides for annual salary of $80,000, the granting of 100,000 stock options to be vested immediately, and the payment of normal business expenses. Effective February 8, 1998 the annual salary was increased to $100,000.

DIRECTORS AND OFFICERS LIABILITY INSURANCE

        The Company maintains a $5,000,000 Director and Officer and Company Reimbursement Insurance Policy ("the Policy") with a retention of $250,000. The Policy will pay the judgments, damages, settlement and defense costs ("loss") of each director or officer of the Company and reimburse the Company for any loss due to any alleged breach of duty, neglect, erroneous misstatement, misleading statement, omissions or act by the directors or officers of the Company except losses arising out of or in connection with, among other things (i) gaining personal profit or advantage; (ii) criminal or deliberate fraudulent acts; (iii) self dealing; (iv) violations of Section 16 (b) of the Securities Exchange Act of 1934 and amendments thereto or similar state laws; (vi) certain corporate takeover transactions; (vii) failure to maintain insurance; (viii) pending or prior litigation or actions derived from the same facts as the pending or prior litigation; (ix) violations of the Environmental

Protection Act or similar laws and, (x) violations of the Employee Retirement Income Security Act of 1974 or amendments thereto or any similar state or common law.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The following information is furnished as of March 3, 1998 as to each person known by the Company to be the beneficial owner of more than 5% of the Common Stock of the Company and as to the beneficial ownership of the Company's Common Stock by each director of the Company and by all directors and executive officers of the Company as a group:

                                          SHARES OF
                                         COMMON STOCK     PERCENTAGE
NAME AND BUSINESS ADDRESS                    (1)         OF CLASS (1)
-------------------------                    ---         ------------

Michael F. Morrell (2)
1903 S. Congress Ave., Suite 400
Boynton Beach, FL 33426                       1,500,000        7.88%

Paul C. Pershes (3)
1903 S. Congress Ave., Suite 400
Boynton Beach, Florida 33426                  1,437,500        7.55%

Linda Moore (4)
1903 S. Congress Ave., Suite 400
Boynton Beach, FL 33426                         202,000        1.06%

Arthur Kobrin (5)
1903 S. Congress Ave., Suite 400
Boynton Beach, FL 33426                         150,000       *

A. Razzak Tai (6)
1903 S. Congress Ave., Suite 400
Boynton Beach, Florida 33426                     66,667       *

Theodore J. Orlando (7)
1903 S. Congress Ave., Suite 400
Boynton Beach, Florida 33426                     41,667       *

Terry Lazar (8)
1903 S. Congress Ave., Suite 400
Boynton Beach, Florida 33426                     41,667       *

Glen Barber (9)
1903 S. Congress Ave., Suite 400
Boynton Beach, Florida 33426                    101,667        *

All Directors and Officers as a group
(8 persons)                                   3,541,168       18.61%
-------------------------
*less than 1%

(1) A person is deemed to be the beneficial owner of voting securities that can be acquired by such person within 60 days from March 3, 1998 upon the exercise of options, and that person's option's are assumed to have been exercised in determining such person's percentage ownership.

(2) Includes 500,000 shares of Common Stock that are issuable upon exercise of vested options. Does not include 625,000 unvested options. On February 11, 1998 Mr. Morrell exercised options to acquire 1,000,000 shares of Common Stock at a collective exercise price of $500,000, issuing the

        Company a promissory note in payment for the shares, which note contained the following terms: (i) repayment of principal with interest at the prime lending rate, (ii) pledge of the shares as collateral security for repayment of the loan, and (iii) repayment of the principal and interest upon the earlier to occur of the sale of the shares or February 11, 2001.

(3) Includes 437,500 shares of Common Stock that are issuable upon exercise of vested options. Does not include 512,500 unvested options. On February 11, 1998 Mr. Pershes exercised options to acquire 1,000,000 shares of Common Stock at a collective exercise price of $500,000, issuing the Company a promissory note in payment for the shares, which note contained the following terms: (i) repayment of principal with interest at the prime lending rate, (ii) pledge of the shares as collateral security for repayment of the loan, and (iii) repayment of the principal and interest upon the earlier to occur of the sale of the shares or February 11, 2001.

(4) Includes 77,000 shares of Common Stock that are issuable upon exercise of vested options. Does not include 50,000 unvested options. On February 11, 1998 Ms. Moore exercised options to acquire 125,000 shares of Common Stock at a collective exercise price of $81,250, issuing the Company a promissory note in payment for the shares, which note contained the following terms: (i) repayment of principal with interest at the prime lending rate, (ii) pledge of the shares as collateral security for repayment of the loan, and (iii) repayment of the principal and interest upon the earlier to occur of the sale of the shares or February 11, 2001.

(5) Includes 75,000 shares of Common Stock that are issuable upon exercise of vested options. Does not include 100,000 unvested options. On February 11, 1998 Mr. Kobrin exercised options to acquire 75,000 shares of Common Stock at a collective exercise price of $93,750, issuing the Company a promissory note in payment for the shares, which note contained the following terms: (i) repayment of principal with interest at the prime lending rate, (ii) pledge of the shares as collateral security for repayment of the loan, and (iii) repayment of the principal and interest upon the earlier to occur of the sale of the shares or February 11, 2001.

(6) Includes 66,667 shares of Common Stock that are issuable upon exercise of vested options. Does not include 88,333 unvested options. Does not include 780,000 shares of Preferred Stock convertible into up to 883,333 shares of Common Stock that the Company is obligated to issue in connection with the acquisition of Florida Physicians Internet, Inc.

(7) Includes 41,667 shares of Common Stock that are issuable upon exercise of vested options. Does not include 183,333 unvested options.

(8) Includes 41,667 shares of Common Stock that are issuable upon exercise of vested options. Does not include 183,333 unvested options.

(9) Includes 41,667 shares of Common Stock that are issuable upon exercise of vested options. Does not include 183,333 unvested options.

        On January 13, 1997, three shareholders filed a Schedule 13D with the Securities and Exchange Commission for an aggregate of 2,303,253 common shares. The shareholders had acquired preferred shares of the Company pursuant to Regulation S. The Company's position is that these shareholders are grossly overstating their post-conversion beneficial ownership. The error appears to be the result of the misapplication on the parts of four investors of the conversion formula applicable to the conversion of preferred stock to common stock. The investors have received the correct number of common shares from the Company's transfer agent.

ITEM 12.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

WEINBERG, PERSHES & COMPANY

        During 1997 and 1996, the Company engaged Weinberg, Pershes & Company ("Weinberg"), an accounting services firm, for consulting services. Paul C. Pershes, a director of the Company, was a director and shareholder of Weinberg.
In April 1997 and December 1996, Weinberg received 5,000 ($30,000) and 28,000 ($35,000) shares of common stock, respectively, from the Company pursuant to a consulting contract dated October 1, 1996.

WESTMARK GROUP HOLDINGS, INC.

        In November 1995, the Company acquired a 49% interest of Westmark Mortgage Corporation, a NASDAQ listed company, in exchange for $1,210,000 in cash and cash equivalents, a note payable in the amount of $315,000 and 10,000 shares of the Company's Series B preferred stock, with a stated value of $10.

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

        In the first and second quarters of 1996, the Company lent to Westmark $2,427,568 to be used for Westmark's operations. The Company may convert the loan to equity.

        On June 26, 1997, Westmark executed a promissory note in the amount of $1,953,000 with interest at 10% and minimum monthly payments of $25,000 through June 30, 2000, at which time the unpaid principal and accrued interest shall be paid in full. The Company is entitled to additional payments based on the receipt by Westmark of additional capitalization. The Company is also entitled to 15% of the net cash flow of Westmark for 1997 and 20% for 1998.

JEAN JOHNSTONE AND BRADLEY RAY AGREEMENTS

        In August 1997, the Company issued 327,389 shares of the Company's common stock for payment on subordinated debentures totaling $498,286. The subordinated debentures originated from a 1996 agreement whereby the Company agreed to repurchase common stock held by Jean Johnstone and Bradley Ray.

EXERCISE OF OPTIONS

               On February 11, 1998 Mr. Morrell exercised options to acquire 1,000,000 shares of Common Stock at a collective exercise price of $500,000, issuing the Company a promissory note in payment for the shares, which note contained the following terms: (i) repayment of principal with interest at the prime lending rate,

(ii) pledge of the shares as collateral security for repayment of the loan, and (iii) repayment of the principal and interest upon the earlier to occur of the sale of the shares or February 11, 2001.

               On February 11, 1998 Mr. Pershes exercised options to acquire 1,000,000 shares of Common Stock at a collective exercise price of $500,000, issuing the Company a promissory note in payment for the shares, which note contained the following terms: (i) repayment of principal with interest at the prime lending rate, (ii) pledge of the shares as collateral security for repayment of the loan, and (iii) repayment of the principal and interest upon the earlier to occur of the sale of the shares or February 11, 2001.

               On February 11, 1998 Ms. Moore exercised options to acquire 125,000 shares of Common Stock at a collective exercise price of $81,250, issuing the Company a promissory note in payment for the shares, which note contained the following terms: (i) repayment of principal with interest at the prime lending rate, (ii) pledge of the shares as collateral security for repayment of the loan, and (iii) repayment of the principal and interest upon the earlier to occur of the sale of the shares or February 11, 2001.

               On February 11, 1998 Mr. Kobrin exercised options to acquire 75,000 shares of Common Stock at a collective exercise price of $93,750, issuing the Company a promissory note in payment for the shares, which note contained the following terms: (i) repayment of principal with interest at the prime lending rate, (ii) pledge of the shares as collateral security for repayment of the loan, and (iii) repayment of the principal and interest upon the earlier to occur of the sale of the shares or February 11, 2001.

INTEREST PAYABLE

        As of December 31, 1997, Michael Morrell was owed interest in the amount of $47,572 on various loans.

ESSENTIAL CARE MEDICAL CENTERS, INC.

        As part of the acquisition of Essential Care Medical Centers, Inc., the Company agreed to issue a total of 320,000 shares of the Company's common stock to Morton Schnessel and Eve Kobrin, on behalf of the estate of Harry Kobrin. Eve Kobrin is the mother of the Chief Financial Officer of the Company and the wife of the former President.

ITEM 13.       EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

         EXHIBITS      DESCRIPTION

       3.1     Amended and Restated Articles of Incorporation *
       3.2     Amended and Restated Bylaws *
       4.1     Form of Common Stock Certificate *
       4.2     Form of Warrant Certificate *
       4.3     Form of Underwriter's Warrant *
       4.4     Form of Warrant Agreement *
      10.1     Form of Indemnification Agreement between the Registrant * and each of its directors and certain executive officers *
      10.2     Form of agreement between the Company and its client hospitals *
      10.3     Master Lease Agreement, dated October 16, 1991, between the
               Registrant and Comdisco Medical Leasing Group, Inc. *
      10.4     Agreement between the Registrant and Northwest Broward
               Invasive Cardiology Associates *
      10.5     Promissory Note, dated December 9, 1992, executed by Joseph S.
               Zinns, M.D. and Marilyn Zinns in favor of Northern Trust Bank of
               Florida, N.A. (the "Bank"), Guaranty, dated December 9, 1992, executed by and between the Registrant and the Bank. **
      10.6     Financial Consulting Agreement *
      10.7     Escrow Agreement, effective as of September 1, 1992, by and among the Company, Joseph S. Zinns, M.D., Marilyn Zinns, Milton
               Barbarosh and Broad and Cassel *
      10.8     Technomed, Inc. Share Exchange Agreement ***
      10.9     Westmark Group Holdings, Inc. Agreement ****
      10.10    Greenworld Technologies, Inc. Agreement ****
      10.11    Employment Agreement - Harry Kobrin ****
      10.12    Employment Agreement - Dawn M. Drella ****
      10.13    Essential Care Share Exchange Agreement ****
      10.14    Amendment to Essential Care Share Exchange Agreement ****
      10.15    Employment Agreement - Michael Morrell *****
      10.16    Employment Agreement - Arthur Kobrin
      10.17    Employment Agreement - Linda Moore
      21       Subsidiaries of Medical Industries of America, Inc.
      23       Consents of Independent Accountants
--------------------------------------
* Incorporated by reference from the Exhibit with the same reference number in the Company's Registration Statement.

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

APRIL  13, 1998                                    /s/ MICHAEL F. MORRELL
                                                   Michael F. Morrell
                                                   Chief Executive Officer &
                                                   Director

APRIL   13, 1998                                   /s/ PAUL C. PERSHES
                                                   Paul C. Pershes
                                                   Director

APRIL   13, 1998                                   /s/ THEODORE J. ORLANDO
                                                   Theodore J. Orlando
                                                   Director

APRIL   13, 1998                                   /s/ GLEN BARBER
                                                   Glen Barber
                                                   Director

APRIL   13, 1998                                   /s/ A. RAZZAK TAI, M.D.
                                                   A. Razzak Tai, M.D. Director

APRIL   13, 1998                                   /s/TERRY LAZAR
                                                   Terry Lazar
                                                   Director

APRIL   13, 1998                                   /s/ LINDA MOORE
                                                   Linda Moore
                                                   Senior Vice President

APRIL  13, 1998                                    /s/ ARTHUR KOBRIN
                                                   Arthur Kobrin
                                                   Chief Financial Officer

                          Medical Industries of America, Inc.
                      Index to Consolidated Financial Statements

                                                                         PAGE

Report of Independent Certified Public Accountants                        F-2

Consolidated Balance Sheet                                                F-4

Consolidated Statements of Operations                                     F-6

Consolidated Statements of Shareholders' Equity                           F-7

Consolidated Statements of Cash Flows                                     F-8

Notes to Consolidated Financial Statements                                F-12

                              REPORT OF INDEPENDENT
                          CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors
Medical Industries of America, Inc.

We have audited the accompanying consolidated balance sheet of Medical Industries of America, Inc. and subsidiaries as of December 31, 1997, and the related consolidated statements of earnings, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Medical Industries of America, Inc. and subsidiaries as of December 31, 1997, and the consolidated results of their operations and their consolidated cash flows for the year then ended, in conformity with generally accepted accounting principles.

/s/ Grant Thornton, LLP

Fort Lauderdale, Florida
March 26, 1998

                             INDEPENDENT AUDITORS' REPORT

Board of Directors
Medical Industries of America, Inc.

We have audited the accompanying consolidated balance sheet of Medical Industries of America, Inc. and its subsidiaries as of December 31, 1996, and the related consolidated statement of operations, changes in stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Medical Industries of America, Inc. and subsidiaries as of December 31, 1996 and the results of its consolidated operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

Grant-Schwartz Associates, CPA's

March 10, 1997 (except for Note 23 as to which the date is March 23, 1998) Boca Raton, Florida

                          MEDICAL INDUSTRIES OF AMERICA, INC.
                              CONSOLIDATED BALANCE SHEET
                                     DECEMBER 31,

                                        ASSETS

                                                               1997       1996
                                                               ----       ----
CURRENT ASSETS                                                    (As re-stated)

  Cash and cash equivalents ............................     957,446 $   241,461

  Accounts receivable - trade, net of allowance for
   doubtful accounts of $473,392 and $20,520,
   respectively ........................................  1,423,385     237,385

  Accounts receivable - other ..........................     94,214      85,851

  Current maturities of mortgage and notes receivable ..    611,677   1,811,140

  Inventories of medical supplies ......................     53,071      14,871

  Prepaid expenses and other current assets ............    405,465     113,179
                                                         ---------- -----------

       Total current assets ............................  3,545,258   2,503,887
                                                         ---------- -----------

PROPERTY AND EQUIPMENT

  Mobile cardiac catheterization laboratories and
   medical equipment ...................................    517,003   2,911,952

  Aircraft and related equipment .......................  8,310,838         -0-

  Building and building improvement ....................    432,156     412,117

  Furniture and office equipment .......................    491,211     319,141
                                                         ---------- -----------

                                                          9,751,208   3,643,210

  Less:  accumulated depreciation and amortization .....   (464,184) (2,871,414)
                                                         ---------- -----------

       Net property and equipment ......................  9,287,024     771,796
                                                         ---------- -----------

OTHER ASSETS

  Investment in equity securities ......................  1,412,813   2,233,200


  Mortgage and notes receivable, less current maturities  1,820,377     106,535

  Goodwill, net of accumulated amortization $75,362 and
   $-0-, respectively ..................................  3,776,197         -0-

  Other assets .........................................  1,269,515     128,240
                                                         ---------- -----------

       Total other assets ..............................  8,278,902   2,467,975
                                                         ---------- -----------
            TOTAL ASSETS ...............................$21,111,184 $ 5,743,658
-------------------------------------------------------- ========== ===========


                    See Notes to Consolidated Financial Statements

                          MEDICAL INDUSTRIES OF AMERICA, INC.
                              CONSOLIDATED BALANCE SHEETS

                                     DECEMBER 31,

                         LIABILITIES AND SHAREHOLDERS' EQUITY

                                                           1997            1996
                                                           ----            ----
CURRENT LIABILITIES                                               (As re-stated)

  Current maturities of notes payable and long-term .
   debt .............................................   2,483,791  $  1,088,911

  Current maturities of capital lease obligations ...      58,051       466,581

  Accounts payable ..................................     873,773       446,332

  Accrued expenses ..................................   1,146,200     1,961,029
                                                     ------------  ------------

        Total current liabilities ...................   4,561,815     3,962,853

Notes payable and long-term debt, less current
   maturities .......................................   4,248,037       146,556

Convertible subordinated debentures .................     400,000           -0-

Capital lease obligations, less current maturities ..      12,781           -0-

Payable to officers .................................     284,096           -0-

        Total liabilities ...........................   9,506,729     4,109,409
                                                     ------------  ------------

COMMITMENTS

SHAREHOLDERS' EQUITY

  Preferred shares, authorized 10,000,000 shares:
    issued and outstanding:

  Series A convertible shares, 22,276 issued ........         -0-           -0-
  Series B convertible shares, 10,000 issued
  $10 stated value, less 1,300 and 4,900 shares

   minority interest ................................   1,740,000     1,020,000

  Series C convertible shares, 4,725 issued .........         -0-       945,000

  Series D convertible shares, 220,496 issued .......         -0-     3,425,480

  Preferred stock to be issued ......................     959,500           -0-

  Common shares, no par value, authorized 50,000,000:
   issued and outstanding 14,565,712 and 1,126,188 shares, respectively; including 47,500 escrow

   shares ...........................................  30,334,275    16,655,058

  Net proceeds from settlement of litigations .......   1,675,050           -0-
                                                                   ------------

  Unrealized loss on equity securities ..............  (1,540,387)          -0-

  Accumulated (deficit) ............................. (21,563,983)  (20,411,289)
                                                     ------------  ------------

        Total shareholders' equity ..................  11,604,455     1,634,249
                                                     ------------  ------------

             TOTAL LIABILITIES AND SHAREHOLDERS' ....

             EQUITY .................................$ 21,111,184     5,743,658
-----------------------------------------------------============  ============

                    See Notes to Consolidated Financial Statements

                          MEDICAL INDUSTRIES OF AMERICA, INC.
                         CONSOLIDATED STATEMENTS OF OPERATIONS
                           FOR THE YEARS ENDED DECEMBER 31,

                                                         1997             1996
                                                         ----             ----
REVENUE
                                                                  (As re-stated)

  Revenue from operations ..........................    4,529,461     1,276,904

  Interest income ..................................      182,757         9,329

  Other revenue ....................................          -0-        25,910

        Total revenue ..............................    4,712,218     1,312,143
                                                       ----------    ----------
COST AND EXPENSES

  Cost of services .................................    2,924,840       669,484

  General and administrative expenses ..............    2,054,034     3,084,025

  Depreciation and amortization ....................      338,306       353,785

  Interest expense .................................      147,732       140,674

  Equity in net loss of investee ...................          -0-       666,381

  Non-recurring physician costs ....................      400,000           -0-

  Other ............................................          -0-        17,893

        Total cost and expenses ....................    5,864,912     4,932,242
                                                       ----------    ----------

  Loss from continuing operations ..................   (1,152,694)   (3,620,099)

  Loss from discontinued operations ................          -0-    (1,624,352)

  Loss from disposal of discontinued operations ....          -0-    (3,296,413)
                                                       ==========    ==========
        Net (loss) .................................   (1,152,694)   (8,540,864)
                                                       ==========    ==========
Loss per common share:
  Loss from continuing operations ..................         (.21)        (4.38)

  Loss from discontinued operations ................         --           (1.96)

  Loss from disposal of discontinued operations ....         --           (3.99)
                                                       ==========    ==========
  Net (loss) .......................................         (.21)       (10.33)
                                                       ==========    ==========

                    See Notes to Consolidated Financial Statements MEDICAL INDUSTRIES OF AMERICA, INC.

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996

                                   PREFERRED STOCK               COMMON STOCK                             ACCUMULATED
                                  SHARES     AMOUNT            SHARES     AMOUNT               OTHER        DEFICIT        TOTAL
                                  ------     ------            ------     ------               -----        -------        -----
Balance, December 31, 1995 ....    5,100    $ 1,020,000     409,345      12,518,733              --      (11,870,425)     1,668,308

Sales-as per regulation "S" ...       --           --       502,638       4,912,100              --             --        4,912,100

Sale of common stock ..........       --           --         3,000          67,500              --             --           67,500

Shares issued for
  services ....................       --           --        38,428         715,122              --             --          715,122

Shares issued for
  acquisitions ................       --           --        12,815         175,000              --             --          175,000

Sales-as per regulation "S" ...       --           --       122,512         664,900              --             --          664,900

Shares for services ...........       --           --        76,200          65,250              --             --           65,250

Repurchase of common
  stock .......................       --           --       (38,750)       (657,661)             --             --         (657,661)

Less: capital raise costs .....       --           --          --        (1,805,886)              -           --       (1,805,886)

Net (loss) ....................       --           --          --              --                --       (8,540,864)    (8,540,864)

Issued-Series C-Net of
  conversion to common ........      4,725      945,000        --              --                --             --          945,000

Issued-Series D-Net of
  conversion  to common .......    220,496    3,425,480        --              --                --             --        3,425,480
                                   -------    ---------    --------     -----------     -------------    -----------     ----------
Balance, December 31, 1996
 (as re-stated) ..............     230,321    5,390,480    1,126,188      16,655,058             --      (20,411,289)     1,634,249

Conversion of preferred
  stock ......................    (225,221)  (4,370,480)   7,065,530      (4,370,480)            --              --              --

Shares issued for services ...          --         --        638,100       1,216,671             --              --       1,216,671

Shares issued in settlement
  of lawsuit .................          --         --        560,336         464,206             --              --         464,206

Sale of common stock .........          --         --        412,000         568,770             --              --         568,770

Shares issued from exercise
  of warrants ................          --         --        144,384         216,578             --              --         216,578

Shares issued in exchange in
  subordinate debentures .....          --         --        409,889         491,085             --              --         491,085

Shares issued for businesses
  acquired ...................   1,289,000       959,500   4,209,285       6,351,427             --              --       7,310,927

Adjustment for equity
  investment .................       3,600       720,000         --           --                 --              --         720,000

Unrealized loss on
  marketable equity
  securities .................        --            --           --           --         (1,540,387)             --      (1,540,387)

Net proceeds from settlement
  of litigations - ...........        --            --           --                       1,675,050              --       1,675,050

  Net loss ...................        --            --           --           --                 --        (1,152,694)   (1,152,694)
                               ----------     ----------  ----------      ----------     ----------      ------------   -----------
Balance, December 31, 1997 ...  1,297,700      2,699,500  14,565,712      30,334,275        134,663       (21,563,983)   11,604,455
                               ==========     ==========  ==========      ==========     ==========      ============   ===========

                          MEDICAL INDUSTRIES OF AMERICA, INC.
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                           FOR THE YEARS ENDED DECEMBER 31,

                                                          1997          1996
                                                          ----          ----

CASH FLOWS FROM OPERATING ACTIVITIES                              (As re-stated)

Net loss from continuing operations ................. $(1,152,694)  $(3,620,099)
Net loss from discontinued operations ...............        --      (4,920,765)
  Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
   Liabilities on discontinued operations ...........    (574,966)
   Depreciation and amortization ....................     338,306       822,126
   Equity loss on investments .......................        --         666,381
   Minority interest ................................        --         (28,751)
   Write-off of Goodwill ............................        --       1,146,042
   Gain on disposition of property and equipment ....        --         887,458
   Common stock issued for services rendered ........   1,216,671       620,997
   Common stock issued in settlement of litigation ..     464,206          --
   Net proceeds from settlement of litigation .......   1,675,050          --
   Changes in assets and liabilities
   (Increase) decrease in:
   Accounts receivable ..............................    (500,671)      379,277
   Inventories of medical supplies ..................     (12,753)          159
   Prepaid expenses and other current assets ........    (242,311)      (56,742)
   Refundable income taxes ..........................        --          20,000
   Other assets .....................................     192,693         6,475
   Accounts payable .................................     (79,791)     (336,929)
   Accrued expenses .................................    (961,401)    1,535,301
                                                       ----------   -----------
        Net cash provided by (used in) operating
        activities ..................................     362,339    (2,879,070)
                                                       ----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES

Disbursements for property and equipment ............    (221,179)     (302,235)
Proceeds from sale of property and equipment ........        --          45,031
Issuance of notes receivable ........................    (741,057)   (2,537,569)
Payments received on notes receivable ...............     261,211      (135,875)
Payments received on mortgage receivable ............       3,794          --
Proceeds from debentures ............................     400,000          --
                                                       ----------   -----------


        Net cash used in investing activities .......    (297,231)   (2,930,648)
                                                       ----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES

Repayments on long-term debt and capital lease
 obligations ........................................    (229,268)   (2,240,346)

Proceeds from notes payable .........................     205,230        58,000

Capital raise costs .................................        --      (1,805,886)

Proceeds from issuance of preferred stock ...........        --       9,447,480

Proceeds from issuance of common stock ..............     892,108       567,500

                          MEDICAL INDUSTRIES OF AMERICA, INC.
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                           FOR THE YEARS ENDED DECEMBER 31,



                                                            1997         1996
                                                                  (AS RE-STATED)

        Repayment on capitalized leases ..............    (217,193)        -0-
                                                          --------     ---------
        Net cash provided by financing activities ....     650,877     6,026,748
                                                          --------     ---------
        Increase in cash .............................     715,985       217,030

Cash and cash equivalents:

Beginning ............................................     241,461        24,431
                                                          --------     ---------

Ending ...............................................     957,446       241,461
                                                          ========     =========
Supplemental Disclosure of Cash Flow Information:
Cash payments for interest ...........................      65,880       119,174
                                                          ========     =========

                 See Notes to Consolidated Financial Statements

                       MEDICAL INDUSTRIES OF AMERICA, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996

Supplemental disclosure on non-cash investing and financial activities:

In August 1997, the Company issued 409,889 shares of the Company's common stock for payment of subordinated debentures totaling $491,085.

Effective January 9, 1997, the Company acquired 100% of the outstanding stock of Florida Physicians Internet, Inc. in exchange for preferred shares in amount equal to $832,000, cash payments of $1,415,000 over a three year period and the issuance of stock options. In 1998, the purchase price was adjusted in the amount of $313,000. The acquisition has been accounted for using the purchase method of accounting and the net assets and revenue and expenses are included in the Company's consolidated financial statements from the date of the acquisition. The excess of the purchase price over the fair market value of the net assets acquired of approximately $1,582,000 was recognized as Goodwill.

Effective October 31, 1997, the Company acquired 100% of the outstanding stock of PRN in exchange for 500,000 shares of the Company's common stock. The acquisition has been accounted for using the purchase method of accounting and the net assets, revenue and expenses are included in the Company's consolidated financial statements from the date of acquisition. The excess of the purchase price over the fair market value of the net assets acquired of approximately $854,000 was recognized as Goodwill.

Effective October 31, 1997, the Company acquired 100% of the outstanding stock of Care America in exchange for preferred shares convertible into 100,000 shares of the Company's common stock. The acquisition has been accounted for using the purchase method of accounting and the net assets and revenue and expenses of Care America are included in the Company's consolidated financial statements from the date of acquisition. The excess of the purchase price over the fair market value of the net assets acquired of approximately $53,000 was recognized as Goodwill. In addition, the former stockholders have the right to earn 200,000 shares of the Company's common stock for each $1,000,000 or portion thereof of pretax profit over a three year period.

Effective December 31, 1997, the Company acquired 100% of the outstanding stock of Global Air Charter, Inc. in exchange for 1,432,000 shares of the Company's common stock. The acquisition has been accounted for using the purchase method of accounting and the net assets of Global Air Charter, Inc. are included in the Company's consolidated financial statements from the date of acquisition. The excess of the purchase price over the fair market value of the net assets acquired of approximately $1,263,000 was recognized as Goodwill.

Effective December 31, 1997, the Company acquired 100% of the outstanding stock of Global Air Rescue, Inc. in exchange for 2,174,285 shares of the Company's common stock. The acquisition has been accounted for using the purchase method of accounting and the net assets of Global Air Rescue, Inc. are included in the Company's consolidated financial statements from the date of acquisition. The fair value of the net assets acquired equaled the purchase price, therefore no Goodwill was recorded.

Effective December 31, 1997, the Company acquired 51% of the outstanding stock of Clearwater Jet Center, Inc. in exchange for 3,000 shares of the Company's common stock. The acquisition has been accounted for using the purchase method of accounting and the net assets of Clearwater Jet Center, Inc. are included in the Company's consolidated financial statements from the date of this acquisition. The excess of the purchase price over the fair market value of the net assets acquired of approximately $26,000 was recognized as Goodwill.

In 1997, the Company's Series C and D preferred stock were converted into 7,065,530 shares of the Company's common stock.

                       MEDICAL INDUSTRIES OF AMERICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1997 AND 1996

1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
     POLICIES

ORGANIZATION

Medical Industries of America, Inc. ("Medical Industries" or the "Company"), incorporated in the State of Florida on September 29, 1989 and commenced operations on February 27, 1990.

The Company is in the business of developing integrated medical delivery services by operating and managing physician practices and through the providing of diversified medical technologies including home infusion, international air ambulance services, pain management, sleep centers and diagnostic testing. The Company also provides diagnostic and therapeutic healthcare services to the surgical and medical community through its mobile cardiac catheterization services to hospitals and physician practices primarily in the State of Florida.

BASIS OF PRESENTATION AND CONSOLIDATION

The consolidated financial statements for 1997 include the activity of the Company and its wholly owned subsidiaries Heart Labs of America, Inc. ("HLOA"), and Florida Physicians Internet, Inc. ("FPII") for the year ended December 31, 1997. The financial statements include from the date of acquisition PRN of North Carolina, Inc. ("PRN") Care America Integrated Healthcare Services, Inc. ("Care America"), Global Air Charter, Inc., Global Air Rescue, Inc. and Clearwater Jet Center, Inc. ("Global").

The consolidated financial statements for 1996 include the accounts of the Company, C J Holdings, Inc. ("CJH"), Sysdacomp, Inc. ("Sysdacomp"), Essential Care Medical Centers, Inc. ("Essential"), Prime Dental Centers, Inc. ("Prime"), Cortex Diagnostic Services, Inc. ("Cortex"), US Bio Innovations, Inc. ("BIO"), HLA Acquisition Corp. d/b/a KVM Rehabilitation, Inc. ("KVM") and Managed Home Recovery, Inc. ("MHR").

All inter-company accounts and transactions have been eliminated in consolidation. The Company has reflected CJH, Sysdacomp, Essential, Prime and CPM subsidiaries as discontinued operations in 1996.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include investments in highly liquid debt instruments with a maturity of three months or less.

ESTIMATES

The preparation of financial statements in conformity with general accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

INVENTORIES OF MEDICAL SUPPLIES

Inventories of medical supplies are stated at the lower of cost, determined on the first-in, first-out method, or market.

YEAR 2000 COSTS

In July 1996, the Emerging Issues Task Force of the Financial Accounting Standards Board reached a consensus on Issue 96-14. Accounting for the costs associated with modifying computer software for the year 2000 which provides that costs associated with modifying computer software for the year 2000 be expended as incurred. The Company is assessing the extent of the necessary modification to its computer software but anticipates that it will not have material effect on the Company's financial statements.

INVESTMENT IN WESTMARK GROUP HOLDINGS, INC.

In 1996, the Company accounted for its investment in Westmark Group Holdings, Inc. ("Westmark"), a 49%-owned affiliate, by the equity method of accounting under which the Company's share of the net income (loss) of Westmark is recognized as income (loss) in the Company's statement of operations and added (subtracted) to the investment account, and dividends received from Westmark are treated as a reduction of the investment account. In 1997, the Company has accounted for this investment on the cost basis since its ownership percent has been reduced to approximately 13%. In accordance with Financial Accounting Standards #115, the Company is required to adjust the investment in Westmark to its fair market value as of December 31, 1997. Therefore, the Company has reduced the cost of its investment by $1,540,387 and flowed this adjustment through shareholders' equity

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets. Amortization of property held for lease is included in depreciation and amortization expense and is provided using the straight-line method over the shorter of the lease term or estimated useful lives of the assets. Property and equipment at December 31, 1997 and 1996 consisted of the following:

                                                            1997         1996
                                                            ----         ----
Property and equipment owned .........................   $9,751,208   $2,302,516

Property and equipment held under capital leases .....            0    1,340,694
                                                         ----------   ----------
                                                         $9,751,208   $3,643,210
                                                         ==========   ==========
GOODWILL

Goodwill was recorded at cost and is amortized using the straight-line method over twenty-five years.

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

During 1996, the board of directors reviewed the operations and the financial condition of the Essential Care Medical Centers and voted to close down seven of the nine medical centers in 1996 with the remaining two medical centers sold in May 1997. As a result of this decision in 1996, management has written off goodwill related to these medical centers in the amount of $1,658,042.

LOSS PER SHARE

The Company adopted Financial Accounting Standards No. 128 (FAS 128), "Earnings per share" in 1997. FAS 128 requires dual presentation of basic and diluted earnings per share on the face of the income statement as well as restatement of prior periods presented. Basic loss per share is calculated by dividing net loss by the weighted average common shares outstanding. In 1997 and 1996, the effect of the common stock equivalents on diluted loss per common share was antidilutive. Therefore, they were not considered in the calculation.

INCOME TAXES

The Company accounts for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates applied to taxable income. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided for deferred tax assets when it is more likely than not that the asset will not be realized.

REVENUE

HLOA has agreements with hospitals for the hospitals' use of mobile cardiac catheterization units and staff, and receives revenue based upon contracted prices. Terms of the agreements vary and range from periods of approximately one to two years.

PRN has agreements with physicians practices for management of the pain clinics setup in the physicians office and receives a fixed monthly management fee per physician office.

FPII, Care America and Ivanhoe have contracts with Health Maintenance Organizations, Managed Care Companies and also receive revenue from fee for service patients.

RECLASSIFICATIONS

Certain reclassifications have been made in the 1996 financial statements to conform with the 1997 presentation.

REVERSE STOCK SPLIT

On November 1, 1996, the Company effectuated a 1 for 20 reverse stock split. All references to the number of common shares and per common share amounts have been restated to reflect the reverse split.

2.  BUSINESS ACQUIRED

In April 1996, the Company acquired 100% of the outstanding common stock of Greenworld Technologies, Inc. ("Greenworld") Consideration for the purchase included (1) the funding involving the Talon Refrigerant Management System ("Talon RMS"); (2) issue to seller, ECS International, Inc. ("ECS") 50,000 shares of the Company's preferred stock ($250,000 par value) and 5,000 shares, on a post reverse basis, of the Company's common stock; (3) provide $100,000 to Greenworld for operating capital; (4) provide up to $300,000 to establish the Talon RMS patent worldwide; (5) grant ECS options to purchase 45,000 shares, on a post reverse basis of the Company's common stock at $30.00 per share and (6) cancel a bridge loan note in the amount of $100,000. The acquisition was accounted for using the purchase method of accounting. In July 1996, Greenworld was sold to GTB Company.

In May 1996, the Company acquired the assets and business operations of Donn Wells, M.D. medical center. Consideration for the sale included $75,000 in cash and the issuance of 12,815 shares of the Company's common stock. This company was discontinued in late 1996.

Effective January 9, 1997, the Company acquired 100% of the outstanding stock of Florida Physicians Internet, Inc. in exchange for preferred shares in amount equal to $832,000, cash payments of $1,415,000 over a three year period and the issuance of stock options. In 1998, the purchase price was adjusted in the amount of $313,000. The acquisition has been accounted for using the purchase method of accounting and the net assets and revenue and expenses are included in the Company's consolidated financial statements from the date of the acquisition. The excess of the purchase price over the fair market value of the net assets acquired of approximately $1,582,000 was recognized as Goodwill.

Effective October 31, 1997, the Company acquired 100% of the outstanding stock of PRN in exchange for 500,000 shares of the Company's common stock. The acquisition has been accounted for using the purchase method of accounting and the net assets, revenue and expenses are included in the Company's consolidated financial statements from the date of acquisition. The excess of the purchase price over the fair market value of the net assets acquired of approximately $854,000 was recognized as Goodwill.

Effective October 31, 1997, the Company acquired 100% of the outstanding stock of Care America in exchange for preferred shares convertible into 100,000 shares of the Company's common stock. The acquisition has been accounted for using the purchase method of accounting and the net assets and revenue and expenses of Care America are included in the Company's consolidated financial statements from the date of acquisition. The excess of the purchase price over the fair market value of the net assets acquired of approximately $53,000 was recognized as Goodwill. In addition, the former stockholders have the right to earn 200,000 shares of the Company's common stock for each $1,000,000 or portion thereof of pretax profit over a three year period.

Effective December 31, 1997, the Company acquired 100% of the outstanding stock of Global Air Charter, Inc. in exchange for 1,432,000 shares of the Company's common stock. The acquisition has been accounted for using the purchase method of accounting and the net assets of Global Air Charter, Inc. are included in the Company's consolidated financial statements from the date of acquisition. The excess of the purchase price over the fair market value of the net assets acquired of approximately $1,263,000 was recognized as Goodwill.

Effective December 31, 1997, the Company acquired 100% of the outstanding stock of Global Air Rescue, Inc. in exchange for 2,174,285 shares of the Company's common stock. The acquisition has been accounted for using the purchase method of accounting and the net assets of Global Air Rescue, Inc. are included in the Company's consolidated financial statements from the date of acquisition. The fair value of the net assets acquired equaled the purchase price, therefore no Goodwill was recorded.

Effective, December 31, 1997, the Company acquired 51% of the outstanding stock of Clearwater Jet Center, Inc. in exchange for 3,000 shares of the Company's common stock. The acquisition has been accounted for using the purchase method of accounting and the net assets of Clearwater Jet Center, Inc. are included in the Company's consolidated financial statements from the date of this acquisition. The excess of the purchase price over the fair market value of the net assets acquired of approximately $26,000 was recognized as Goodwill.

The following unaudited pro forma summary presents the consolidated results of operations as if acquisitions had occurred on January 1, 1997, after giving effect of certain adjustments, including amortization of goodwill and related income tax effects. The pro forma financial information does not purport to be indicative of the results of operations that would have occurred had the transactions taken place at the beginning of the periods presented or of future results of operations.

                                             1997

Net revenue                            $  11,690,324
Net income                                  (874,211)
Income per common share                         (.09)

3.  NOTES RECEIVABLE

Notes receivable as of December 31, 1997 and 1996 consisted of the following:

                                                       1997            1996
                                                       ----            ----

Note receivable - related party:

Various notes from Westmark, bearing interest at
10%, due with a monthly minimum payment of
$25,000 and a balloon payment due June 30, 2000.
Additional payments are based on Westmarks
excess cash flow. The receivable is
collateralized by the Company's preferred stock
held by Westmark.                                   $1,839,789       $1,727,569


Note Receivable - other:
Notes receivable - in monthly installments
 of $2,000 , which includes  principal and
 interest, bearing interest at 10%, balance
 due November 15, 1997                                  -0-              65,106

Mortgage receivable - in monthly installments
 of $1,083, including interest at 8.5%, with a maturity
date of January 1, 2002                                106,206          110,000


Notes receivable, in monthly installments of
  $60,000, which includes interest at 10%, balance due
December 31, 1997.  This note was subsequently paid.   437,000             -0-

Other                                                   49,059           15,000
                                                        ------           ------

                                                     2,432,054        1,917,675

    Less: current maturities                           611,677        1,811,140
                                                       -------        ---------

                                                     1,820,377          106,535
                                                     =========        =========
4.  INVESTMENT IN WESTMARK GROUP HOLDINGS, INC.

In December 1995, the Company acquired a 49% interest in the common stock of Westmark Group Holdings, Inc. for $1,525,000 in cash and notes payable and 10,000 shares of Class B convertible preferred stock with a stated value of $200 per share.

As of December 31, 1997 and 1996, the net assets of Westmark Group Holding, Inc. included $2,000,000 of the Class B convertible preferred stock of the Company. The investment in Westmark Group Holdings, Inc. as of December 31, 1997 and 1996 has been adjusted to eliminate the Company's 13% and 49% interest in these net assets.

Currently, the Company is negotiating with Westmark to repurchase the Company's investment in Westmark. If no agreement can be reached, the Company will continue to hold its investment with no intention to sell in the near future. In accordance with Financial Accounting Standard #115, the investment in Westmark is classified as "available for sale" and unrealized gains/losses are reported as adjustment to stockholder equity. Therefore, the Company is required to reduce this investment by $1,540,387 to its fair market value in accordance with Financial Accounting Standards 115.

5.   RESTATEMENT OF FINANCIAL STATEMENTS

Subsequent to year-end 1996 the Company discovered errors relating to the oversight and omission of facts that existed at the time the 1996 financial statements were prepared. The following items have been reflected in the accompanying financial statements.

DESCRIPTION                                              AMOUNT

Interest payable                                   $     21,500
Amount due to former employee from
  default judgment entered into in 1996                   90,000
Consulting fee not accrued                               435,500
Property taxes                                            27,500
Additional losses for discontinued
  operations                                             660,000
                                                      -----------
Increase in net loss                                  $ 1,234,500
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

On October 1, 1996, the Company entered into a consulting contract with a company to serve as corporate development consultant and advisor. The total cost for 1996 was $22,500. In previously issued financial statements, this accrual was not recorded.

In 1995, the Company entered into a consulting agreement. As of December 31, 1996, the Company, in error, did not accrue the amount due under the consulting agreement. In October 1997, the Company settled the amount due by issuing cash and common stock of the Company in the amount of $413,000.

In previous issued financial statements, the Company failed to record approximately $27,500 due to Palm Beach County for property taxes for 1995. This has been reflected in the accompanying statement of operations for the year ended December 31, 1996.

The Company discontinued certain operating companies and failed to record the cost to dispose and ultimate sale of the operations in the amount $150,000. In addition, the Company failed to record additional amounts due under an earn out agreement from the 1995 acquisition of a former subsidiary in the amount of $510,000.

The effect of these transactions on the loss from continuing operating for the year ended December 31, 1996 was to increase the loss by $574,500. The effect of the additional expense related to the discontinued operations for the year ended December 31, 1996 was to increase the loss on discontinued operations by $660,000.

The per share effect was as follows:

                                            1996
                                            ----
Per share of common stock:
  Loss from continuing
   operations                              $ 1.50
  Loss for discontinued
   operations                               (4.00)
  Loss from disposal of
   discontinued operations                   3.99
                                           ------
  Net loss per share                       $ 1.49
                                           ======

In 1997, the Company agreed to settle an obligation by repurchasing the stock from shareholders as described in footnote 16 for $498,286 and issue 35,000 shares to liquidate the debt. In the previously issued financial statements, this transaction was not recorded and should have been recorded as notes payable and as treasury stock. The transaction does not have any effect on net loss for the two years ended December 31, 1996.

6.  CUSTOMERS AND CREDIT CONCENTRATION

The Company had contracts with two hospitals for its cardiac catheterization subsidiary that accounted for approximately 51% of revenue from that subsidiaries operations in 1997. The Company had a contract with one hospital that accounted for approximately 59% of revenue from operations in 1996. During 1997 and 1996, the Company derived its revenue in Florida, North Carolina and South Carolina.

7.  DISPOSAL OF BUSINESSES

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

Effective May 1, 1997, the Company sold its wholly owned subsidiaries, Essential Care Medical Centers, Inc. and Essential Care Medical Center #5, Inc. to a non public entity in exchange for preferred shares convertible into 300,000 shares of stock in the non public entity and 200,000 warrants in the non public entity. This new entity intends to under take an initial public offering at which time the Company will convert its preferred stock.

8.  NOTES PAYABLE AND LONG-TERM DEBT

Notes payable and long-term debt as of December 31, 1997 and 1996 consisted of the following:
                                                               1997         1996
                                                         ----------   ----------
Notes payable to former officers and
  directors, non-interest-bearing, due on
  demand .............................................   $  126,000   $   21,000
Notes payable to stockholders, interest
  payable at 8% with balloon payments due in
  June 1997 ..........................................          -0-      498,286
Note payable in default at December 31, 1995,
principal and interest at 18%, due on demand,
collateralized by HLOA's accounts receivable,
leaseholds, chattel paper, general intangibles
 and contract rights .................................      300,000      300,000
Note payable to related parties, payable in
  semi-annual installments of $5,207,
  interest at 10% maturing December, 2002 ............       40,000          -0-
Note payable to related party, payable
  semi-annual non-interest bearing, maturing
  January 2000 .......................................    1,101,893
Note payable to a  stockholder, payable
  interest only at 12%.  This note was paid
  off in 1997  .......................................          -0-      175,000
Note payable to a bank, payable in monthly
  installments of $1,382 including interest
  at the banks prime rate (8.5% as of December
  31, 1997 & 1996) plus 2% balance due in
  November 2001, collateralized by building ..........       96,328       91,518
Note payable, payable in monthly installments
  of $636 including interest at 12%, balance
  due in December 1998, collateralized by
  building ...........................................       44,902       47,007
Note payable in default at December, 1995 and
 1994, payable in monthly installments of $589
 including interest at 12.172%, balance due
 in July 2004 ........................................          -0-       38,201
Note payable to a bank, payable in monthly
  installments of $23,300, interest at
  approximately 9%, collateralized by
  aircraft, maturing December, 1998 ..................    1,196,577          -0-
Note payable to a bank, payable in monthly
  installments of $7,256, interest at
  approximately 9.75%, collateralized by
  aircraft, maturing April, 2003 .....................      362,477          -0-
Note payable to a bank, payable in monthly
  installments of $2,770, interest at
  approximately 11%, collateralized by
  aircraft, maturing January, 1999 ...................      246,822          -0-
Note payable to financing company, payable
  in monthly installments of $43,166,
  interest at approximately 9.75%, collateralized
  by aircraft, maturing July, 2007 ...................    3,216,829          -0-

Other ................................................          -0-       64,455
                                                         ----------   ----------
                                                          6,731,828    1,235,467

Less current maturities ..............................    2,483,791    1,088,911
                                                         ----------   ----------
                                                         $4,248,037   $  146,556
                                                         ==========   ==========

Aggregate maturities required on notes payable and long-term debt as of December 31, 1997 are as follows:

               YEAR ENDING DECEMBER 31,                          AMOUNT
               ------------------------                          ------
               1998                                           $2,483,791
               1999                                            1,125,363
               2000                                              341,720
               2001                                              375,820
               2002                                              413,405
               Thereafter                                      1,991,729
                                                             -----------
                                                              $6,731,828
                                                             ===========

9.   LEASES

The Company had a capital lease for a mobile cardiac catheterization laboratory and other medical equipment with a cost of $1,437,785 as of December 31, 1997. Accumulated depreciation on this asset totaled $1,437,785 as of December 31, 1997. The lease was renewed in July 1997 and is being recorded as an operating lease and matures June 2000.

In January 1997, the Company leased an additional mobile lab under an operating lease which expires February 2000.

The Company leases various office space under non-cancelable operating leases which expire through April 2001.

Future minimum payments of non-cancelable operating leases consisted of the following as of December 31, 1997:

               YEAR ENDING  DECEMBER 31,                      OPERATING LEASES
               -----------  ------------                      ----------------
               1998                                                $155,957
               1999                                                  75,523
               2000                                                  68,952
               2001                                                  29,311
                                                                  ---------
               Total lease payments                               $ 329,743
                                                                  =========

Rent expense for the years ended December 31, 1997 and 1996 totaled $191,303 and $215,319, respectively.

CAPITALIZED LEASES

The Company has acquired equipment under the provisions of long-term leases. The future minimum lease payments under the capital leases at December 31, 1997 are as follows:

Total minimum lease payments                          $70,832
Current maturities of capital leases                   58,051
                                                      -------
Long-term capital leases less current maturities      $12,781
                                                      =======

                                               1998            60,509
                                               1999             6,265
                                               2000             6,265
                                               2001             3,161
                                                            ---------
                                               TOTAL           76,200
                              Less: Imputed interest            5,368
                                                            ---------
                                                               70,832
                                                            =========

10.   INCOME TAXES

The Company's temporary differences result in federal income asset which is reduced to zero by a related valuation allowance summarized as follows:

                                                  December 31,     December 31,
                                                   12/31/97          12/31/96
                                            ------------------ -----------------
Deferred tax assets:

Operating loss carryforwards .................       4,909,200        4,175,600

Accounts receivable ..........................         125,300             --

Note receivable reserve ......................         202,700             --

Prepaids .....................................          25,500            5,800

Contingent liability .........................           6,600          205,300
                                                    ----------       ----------
Total gross deferred tax assets ..............       5,269,300        4,386,700

Less valuation allowance .....................      (5,089,100)      (4,357,800)
                                                    ----------       ----------
Net deferred tax assets ......................         180,200           28,900
                                                    ==========       ==========
Deferred liabilities:

Fixed assets .................................          29,600           28,900

Preferred gain on sale .......................         150,600              -0-
                                                    ----------       ----------
Total gross deferred tax liabilities .........         180,200           28,900
                                                    ----------       ----------
Net deferred tax assets ......................             -0-              -0-
                                                    ==========       ==========

At December 31, 1997, the Company had operating loss carryforwards for US income tax purposes of approximately $13,017,000 available to reduce future taxable income, which expire as follows:

      YEAR OF      NET OPERATING
     EXPIRATION        LOSS
     ----------    -------------
        2011            6,000
        2012          106,000
        2013          620,000
        2014        2,760,000
        2015        4,185,000
        2016        3,410,000
        2017        1,930,000
               --------------
               $   13,017,000
               ==============

Included in the operating loss carryforward is $517,600 of losses which can only be utilized by C.J. Holding, Inc. and by Sysdacomp, Inc., discontinued subsidiaries of Medical Industries of America. It appears that the company may have experienced a change in control, as defined under section 382 of the Internal Revenue Service Code. As a result, the utilization of a significant portion of the tax loss carry forwards may be limited.

These net operating losses may have certain limitations.

11.  LOSS PER SHARE

                                         FOR THE YEAR ENDED DECEMBER 31, 1997
                                         ------------------------------------
                                        INCOME          SHARES        PER SHARE
                                      (NUMERATOR)    (DENOMINATOR)     AMOUNT
                                      -----------    -------------     ------
BASIC EPS
Available to common stockholders  $   (1,152,694)      5,476,495  $        (.21)
                                  ===============  =============  ==============



                                         FOR THE YEAR ENDED DECEMBER 31, 1996
                                         ------------------------------------
                                        INCOME          SHARES        PER SHARE
                                      (NUMERATOR)    (DENOMINATOR)     AMOUNT
                                      -----------    -------------     ------
BASIC EPS
Available to common stockholders  $   (8,540,864)        826,127   $     (10.33)
                                  ===============  =============   =============

The warrants and stock options outstanding during 1997 and 1996 were antidilutive therefore, no diluted earnings per share calculation is required.

12.   STOCK OPTION

In 1997, the Company terminated the 1994 Employee Stock Option Plan and the Directors Stock Option Plan. Options outstanding under these plans of 19,000 and 1,750, respectively, at December 31, 1996, were forfeited in 1997. The Company's plans are the 1996 Officer and Director Stock Option Plan and the 1996 Employee Stock Option Plan. The Compensation Committee of the Company's Board of Directors, administers and interprets the plan and is authorized to grant options to eligible participants. Prior to December 31, 1995, the Company accounted for such options under APB Opinion 25 and related Interpretations. Commencing January 1, 1996, the Company accounts for non-qualified options issued to non-employees, under SFAS 123, Accounting for Stock Based Compensation.

The exercise price of all options granted by the Company equals the market price at the date of grant. No compensation expense has been recognized.

Had compensation cost for the 1996 Officers and Directors Stock Option Plan and 1996 Employee Stock Option Plan issued to employees been determined based on the fair value of the options at the grant dates consistent with the method of SFAS 123, the Company's net earnings (loss) and net earnings (loss) per common share would have been changed to the pro forma amounts indicated below.

                                            1997              1996
                                            ----              ----
Net (loss)
      As reported                      $   (1,152,694)  $    (8,540,864)
      Pro forma                        $   (2,408,458)  $    (8,566,274)

Net (loss)
      As reported                      $   (.21)        $      (10.33)
      Pro forma                        $   (.44)        $      (10.37)

The above pro forma disclosures may not be representative of the efforts on reported net income for future years as options vest over several years and the Company may continue to grant options to employees.

The fair value of each option grant is estimated on the date of grant using the binomial option-pricing model with the following weighted-average assumptions used for grants in 1997 and 1996, respectively: dividend yield of 0.0 percent in both years; expected volatility of 143.73 and 124 percent: risk-free interest rates of 5.70 - 6.60 and 6.550 percent; and expected holding period up to 5 years.

A summary of the status of the Company's fixed stock options as of December 31, 1997 and 1996, and changes during the years ending on those dates is as follows:

                                                1997                  1996
                                         --------------------- -----------------
                                                    WEIGHTED-          WEIGHTED-
                                                     AVERAGE            AVERAGE
                                                     EXERCISE           EXERCISE
                                        SHARES        PRICE   SHARES      PRICE
                                        ------        -----   ------      -----
Outstanding at beginning
   of year .......................     175,000         3.83     --          --
Granted ..........................   4,125,000          .79  175,000        3.83
Exercised ........................        --           --       --          --
Expired ..........................        --           --       --          --
Forfeited ........................     (48,000)        1.50     --          --
                                     ----------  ----------  -------
Outstanding at end of year .......   4,252,000          .87  175,000        3.83
                                     ==========              =======
Options exercisable at end
   of year .......................   2,802,000               125,000
                                     ==========              =======
Weighted-average fair
 value of options granted
 during the year .................          .68                  .33
                                     ==========              =======

The following information applies to options outstanding at December 31, 1997:

                               OPTIONS OUTSTANDING                  OPTIONS EXERCISABLE
                               -------------------                  -------------------
                                   WEIGHTED-
                                    AVERAGE                                    WEIGHTED -
                                   REMAINING       WEIGHTED -                    AVERAGE
    RANGE OF                     CONTRACTUAL        AVERAGE                     EXERCISE
 EXERCISE PRICES     SHARES          LIFE        EXERCISE PRICE    SHARES         PRICE
 ---------------     ------          ----        --------------    ------         -----
   $ 0  - .50       2,652,000       8.30             .50          2,602,000        .50
  $1.25 - $20.00    1,650,000       6.69            1.33            200,000       1.90

13.   WARRANTS

During the year ended December 31, 1997, the Company issued warrants to acquire common stock of the Company. Each warrant represents the right to purchase one share of common stock for prices ranging from $.50 to $4.00 per warrant. Warrants unexercised as of December 31, 1997 are as follows:

     NUMBER OF WARRANTS              EXERCISE PRICE              EXPIRATION DATE
     ------------------              --------------              ---------------
         50,000                           $ .50                   September 1998
        240,000                           $ .50                   January 1999
        240,000                           $1.25                   September 2002
        100,000                           $1.50                   December 2002
         16,667                           $1.75                   July 1999
         16,667                           $2.00                   July 1999
        150,000                           $2.00                   November 2002
        100,000                           $2.00                   December 2002
        150,000                           $2.50                   December 2002
         16,667                           $2.75                   July 1999
        250,000                           $3.00                   November 1999
        186,362                           $4.00                   May 1998

14.   PROFESSIONAL LIABILITY INSURANCE

The Company maintains its professional liability insurance with an independent commercial insurance company. Professional liability coverage is on a claims-made basis. The Company has not experienced any historical professional liability losses.

15.   MINORITY INTEREST

The 1997 minority interest represents 49% interest of Clearwater Jet Center, Inc. which has been included in accounts payable.

The 1996 minority interest represents the 5% interest of an unrelated third party who purchased a 5% interest of one of the Company's mobile cardiac catheterization units for $75,000 which has been included in accounts payable .

16.   RELATED PARTY TRANSACTIONS

        JEAN JOHNSTONE

In June 1996, the Company entered into an Agreement with Jean Johnstone, the Company's former Chairman of the Board and a former director of the Company, whereby among other things, the Company repurchased 20,000 shares of the Company's common stock at a price of $284,000 by issuance of a Senior Promissory Note bearing interest at the rate of 8% per annum, paying interest only, quarterly in arrears, with a balloon payment due June 7, 1997. In addition, the Company purchased 1,050 shares from Ms. Johnstone at the purchase price of $17.40 for a total purchase price of $18,270. In September 1997, the Company issued shares of its restricted common stock in exchange for the senior promissory note plus interest accrued as discussed above.

In 1996, the Company also granted Ms. Johnstone a five-year option to purchase 10,000 shares of the Company's common stock at $20 per share. The parties executed mutual general releases and Ms. Johnstone resigned as Chairman of the Board and a Director of the Company.

In April 1996, the Company issued a check to Ms. Johnstone in the amount of $400,000. This sum was for the following; (i) partial payment for the repurchase of stock, $13,851; (ii) AR Mediquest accrued salary, $33,603; and (iii) repayment of her loan to C.J. Holding/AR/Mediquest, $352,546.

        BRADLEY RAY AGREEMENT

In June 1996, the Company entered into an Agreement with Bradley Ray, as a former consultant to the Company and the son of Ms. Johnstone whereby, among other things, the Company repurchased 15,000 shares of the Company's common stock at a price of $214,286 by the issuance of a Senior Promissory Note, bearing interest at the rate of 8% per annum, paying interest only, quarterly in arrears, with a balloon payment due June 7, 1997. In September 1997, the Company issued shares of its restricted common stock in exchange for the senior promissory note plus accrued interest discussed above.

In addition, in 1996, the Company also granted one-year options to purchase 30,000 and 10,000 shares of the Company's common stock at $6.80 per share and $8.00 per share, respectively. The Company agreed to register the share underlying the options.

The Company also issued Mr. Ray a one-year promissory note in the amount of $700,000 for payment of commissions Mr. Ray earned as a consultant. This promissory note was canceled as partial consideration for the Greenworld sale.

The parties also executed mutual general releases.

        CONSULTING AGREEMENTS

During 1997 and 1996, the Company engaged an accounting and consulting firm of which a director of the Company is a director and shareholder of this firm. In December 1997 and 1996, the firm received $30,000 and $35,000 in the form of common stock for these services.

17.  SETTLEMENT OF REGULATION S LITIGATION

In February 1997, a lawsuit was filed in the United States District Court, Southern District of New York, by Tula Business, Inc. et al alleging the Company failed to accurately convert preferred shares of stock issued pursuant to a transaction exempt from the registration requirements of the SEC pursuant to Regulation S promulgated under the Securities Act of 1933 as amended ("Regulation S") into shares of common stock. Similar charges were made by four other shareholders of preferred stock who threatened to file a lawsuit similar to the one brought by Tula Business, Inc. et al. The plaintiffs sought additional shares. The Company was in the process of determining the damages to its operations, reputation and its ability to raise funds as a basis for its own lawsuit when a settlement was reached. Effective April 7, 1997, the Company entered into a settlement agreement and mutual releases with the plaintiffs of the Tula Business, Inc. et al lawsuit and four other shareholders of preferred stock.

The terms of the settlement required the Company to issue 2,063,346 unrestricted common shares in conversion of the preferred stock, the exercise of 144,384 warrants into common stock at $1.50 per share (for an aggregate of $216,576 received by the Company) and the payment by the Tula Business, Inc. et al plaintiffs and certain of the four other claimants of $900,000 to the Company in settlement of the Company's claims for operating and other issues against the plaintiffs.

In October 1997, the Company entered into a settlement agreement with Glick Enterprises, Inc., and certain other investors, who had sued the Company in March 1997, claiming in the Supreme Court of the State of New York, County of New York, that the Company had issued an inadequate number of shares in January 1996 when they converted 62,120.5 shares of Series D Convertible Preferred Stock and that the Company also was liable under the penalty provisions of the Subscription Agreement.

As part of the settlement, the Company was required to issue 4.7 million unrestricted common shares to Glick and the other investors and Glick and the other investors shall return to the Company 62,120.5 shares of Series D Convertible Preferred which they still possessed along with a full release. Glick and the other investors paid $1.5 million in cash to the Company as part of their settlement for operating and other issues to the Company. The Company released Glick and the other investors for any claims which the Company had against them with respect to their purchase, sale or trading of the Company's stock and effect on the Company's operations.

All Series C and D previously issued by the Company has now been converted into common stock.

The $1,675,051 net proceeds from these litigation settlements, resulting from the Company's claims, after deducting related legal and other expenses, has been credited to other included in shareholders' equity.

18.   LITIGATION AND CONTINGENCIES

In December 1995, the Company was named as defendant in a lawsuit which contends that a former subsidiary failed to redeem stock purchased by the plaintiff as partial consideration for the purchase of certain assets. The Company contends that the price of the redemption was excessive . The Company settled the lawsuit in September 1996

In August 1996, a lawsuit was filed in the Circuit Court of Broward County, Florida by a plaintiff, against the Company seeking approximately $36,000 for past computer related services.

In January 1997, a complaint was filed in the Circuit Court of Dade County, Florida against the Company and a former subsidiary. The complaint alleges that the Company defaulted on payments to employees and to independent consultants. The plaintiffs are seeking approximately $500,000 in damages. The Company intends to vigorously defend the lawsuit.

In January 1997, a demand for arbitration was filed with American Arbitration Association of Orlando, Florida by a plaintiff. The plaintiff alleged a breach of a consulting agreement in that the Company failed to compensate the plaintiff pursuant to the terms of a 1995 agreement. In October 1997, the Company settled this case by paying the plaintiff $290,000 in cash and 70,000 unrestricted shares of the Company's common stock.

19.   COMMITMENTS

      EMPLOYMENT AGREEMENTS

The Company has entered into employment agreements with certain of its employees. These agreements specify, among other things, salary and/or commissions, car allowance, stock incentives and expense reimbursement. The contracts range in length from one year to five years. Future minimum payments committed by the Company under these contracts as of December 31, 1997 are as follows:

        1998                  $1,624,000
        1999                   1,534,000
        2000                   1,630,000
        2001                   1,224,333
        2002                     786,833
        Thereafter               220,000
                            ------------
                              $7,019,166
                            ============
    LINE OF CREDIT

The Company entered into a loan agreement with Pointe Bank, a Florida banking corporation. This Line of Credit Agreement is for $250,000 and has an interest rate of prime (8.5% as of December 31, 1997) plus 2%, with a maturity date of 11/17/98. The bank's security interest in the assets of the Company is limited to the working capital line of credit. As of December 31, 1997, the Company has not borrowed against this Line of Credit.

20.   DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The estimated fair values of the Company's financial instruments as of December 31, 1997 are as follows:

                                                FAIR         UNREALIZED
                                               VALUE       HOLDING LOSSES
                                               -----       --------------

Investment in Westmark Group Holdings,
  Inc.                                     $    1,412,813   $    1,540,387
                                           ==============  ===============

21.   SALE OF MOBILE LAB

On March 28, 1997, the Company entered into an asset purchase agreement whereby it sold a mobile cardiac catheterization lab for $800,000 subsequently reduced to $700,000, $100,000 in cash and a promissory note in the amount of $700,000 bearing an interest rate of ten percent to be paid over nine months at $60,000 per month with the balance of unpaid principal and accrued interest due and payable on December 15, 1997. This note was paid in March 1998.

22.   PREFERRED STOCK

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

In February 1996, pursuant to a Regulation S agreement the Company issued a total of 41,725 shares of Company's Series C Convertible Preferred Stock with a stated value of $200 per share. The preferred shares were convertible at the lesser of (1) 75% of the closing bid at date of closing or (2) 65% of the 5 trading day average bid immediately preceding the date of conversion.

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

As part of the settlements of the Tula and Glick lawsuits, all Series C and D Shares were converted and 144,384 warrants were executed.

23.   CONVERTIBLE  SUBORDINATED DEBENTURES

The Debentures are unsecured debt securities, subordinated in right of payment to any debt of the Company (defined in the Debentures as any indebtedness, borrowed money or guarantee of such indebtedness) except debt that by its terms is not senior ("Senior Debt") in right of payment to the Debentures. The Debentures bear interest at the annual rate of 12% and mature in February 1999. Interest is payable monthly.

Pursuant to the terms of the Debentures as originally issued, the Debentures were convertible into shares of Common Stock at the rate of one share of Common Stock for each $2.00 of principal amount, subject to adjustment in the event of certain events, including: dividends or distributions on the Common Stock payable into shares of Common Stock; subdivisions, combinations or certain reclassifications of Common Stock; distributions to all holders of the Common Stock at less than the current market price at the time; or distributions to such holders of Common Stock of assets or debt securities of the Company or certain rights to purchase securities of the Company (excluding cash dividends or distributions from current retained earnings).

24.   TREASURY STOCK

38,750 shares of the Company's common stock were returned to the Company in 1996. The Company accounted for the Treasury Stock under the par or stated value method.

25.   DISCONTINUED OPERATIONS

During the fourth quarter of 1996, the Company adopted a plan to focus the Company's energies on its mobile cardiac catheterization labs and dispose of the Clinical care and Technomed divisions. Revenues from the Technomed division accounted for $478,587 for the year ended December 31, 1996. Loss from the operation of the Technomed division was $372,155 for the period ending December 31, 1996.

During 1996, the Company closed down seven of its nine medical centers. In 1997, the Company sold the remaining two medical clinics. Revenues from the clinical care division accounted for $785,616 for the year ended December 31, 1996. Loss from the operation of the clinical care division was $3,911,248 for the period ending December 31, 1996.

During 1996, the Company sold Greenworld Technologies, Inc. Revenue for 1996 was $11,024. Loss from operations was $380,000.

During 1996, the Company sold the CPM Division. Revenue for 1996 was $47,850 with a loss from operations of $257,362.

26.  SEGMENT INFORMATION

The Company operates in the following segments: Mobile Cardiac Catheterization Services, Physician Practices, Ancillary Services, High Tech Infusion, International Air Ambulance Services, Pain Management and Diagnostic Testing. The following presents information on the various segments:

                           Years
                           ended     Mobile                                Air
                          December  Cardiac   Physician    Other         Ambulance
                             31    Cath Labs  Practice    Segments        Service     Corporate         Total
                         -------- ---------- ----------  ----------     ----------    ---------       ---------
Revenues .................  1997  2,375,309   1,945,252      208,900          --        182,757      4,712,218
                            1996  1,302,814       --             --           --          9,329      1,312,143

Income (loss)
  from continuing
  operations .............  1997    647,806   *(786,775)     (17,183)         --       (996,542)    (1,152,694)
                            1996 (3,620,099)        --           --           --            --      (3,620,099)

Capital
  expenditures ...........  1997         --     176,655       11,809          --        132,262        320,726
                            1996         --         --           --           --        312,235        312,235

Depreciation and
  amortization
  expense ................  1997    181,793      98,070        8,001          --         50,442        338,306
                            1996    822,126         --            --          --                       822,126


Identifiable
  assets at year end .....  1997    188,304   2,532,144    1,358,503    11,607,343    5,424,890     21,111,184
                            1996    205,824                                           5,537,834      5,743,658

* includes $400,000 of non-recurring expenses

27.     ESCROW AGREEMENT

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

Neither of the conditions for release were met in 1996, 1995 or 1994, therefore 47,500 Escrow Shares will be forfeited and contributed to the capital of the Company subsequent to December 31, 1997.

28.  SUBSEQUENT EVENTS

Effective March 31, 1998, the Company acquired 81% of the outstanding stock of Ivanhoe Medical Systems in exchange for 607,500 shares of the Company's common stock. In addition, the Company has allocated up to an additional 2,720,000 shares of the Company's common stock to be earned by management of Ivanhoe Medical Systems and future acquisitions based on profitability. This acquisition will be accounted for as a purchase.