Form 10QSB
period 1998-03-31
MEDICAL INDUSTRIES OF AMERICA INC
filed 1998-05-07
CIK 887904

Form 10-QSB

                     U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

       [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998

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

        Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

        State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 17,629,548 shares of common stock, no par value, were outstanding as of April 22,1998.

                       MEDICAL INDUSTRIES OF AMERICA, INC.

                      10-QSB- QUARTER ENDED MARCH 31, 1998

                                TABLE OF CONTENTS

FORM 10-QSB    FORM 10-QSB   FORM 10-QSB
PART NO.       ITEM NO.      DESCRIPTION                         PAGE NO.

I.                           FINANCIAL INFORMATION

               1.            Financial Statements

                      -      Condensed Consolidated Balance
                             Sheet as of  March 31, 1998                3

                      - Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 1998
                             and 1997                                   5

                      -      Condensed Consolidated Statements of Cash
                             Flows for the Three Months Ended March 31, 1998
                             and 1997                                   6

                      -      Notes to Condensed Consolidated Financial
                             Statements                                 8

               2.            Management's Discussion and Analysis
                             or Plan of Operations                      10

II.                          OTHER INFORMATION

                             1.  Legal Proceedings                      12
                             5.  Other Information                      12
                             6.  Exhibits and Reports on Form 8-K       13

                                    Signatures

                       MEDICAL INDUSTRIES OF AMERICA, INC.
                           CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 1998
                                   (Unaudited)

                                     ASSETS
                                     ------

CURRENT ASSETS:
---------------

   Cash and cash equivalents                                      $     593,870
   Trade accounts receivable, net                                     2,199,521
   Current portion of mortgage and notes receivable                     177,829
   Inventories of medical supplies                                       53,215

   Prepaid expenses and other current assets                            477,592
                                                                     ----------
      Total current assets                                            3,502,027
                                                                     ----------

PROPERTY AND EQUIPMENT:
-----------------------

   Mobile cardiac catheterization laboratory
     and medical equipment                                            1,463,854
   Aircraft and related equipment                                     8,310,838
   Building and building improvements                                   451,410
   Furniture and office equipment                                       500,242
                                                                     ----------
                                                                     10,726,344
                                                                     ----------

   Less: accumulated depreciation and amortization                     (570,474)
      Net property and equipment                                     10,155,870

OTHER ASSETS:
-------------

   Notes receivable, less current maturities                          1,786,977
   Goodwill                                                           3,754,636
   Investment in equity securities                                    1,840,938

   Other assets                                                       1,545,139

      Total other assets                                              8,927,690
                                                                      ----------
      TOTAL ASSETS                                               $   22,585,587
                                                                  ==============


                 See Notes to Consolidated Financial Statements

                      MEDICAL INDUSTRIES OF AMERICA, INC.
                           CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 1998
                                   (Unaudited)

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
--------------------

   Current portion of long-term debt and notes payable         $      1,071,159

   Current portion of capital lease obligations                         133,871
   Accounts payable                                                     780,323
   Accrued liabilities                                                  551,295
   Convertible subordinated debentures                                  300,000
                                                                        -------

      Total current liabilities                                       2,836,648

LONG TERM LIABILITIES:
----------------------

   Long-term debt and notes payable - net of current portion          5,944,503
   Capital lease obligations, net of current portion                    763,981
   Convertible subordinated debentures                                  100,000
   Due to related parties                                               284,096
                                                                        -------

         Total long term liabilities                                  7,092,580

SHAREHOLDERS' EQUITY:
---------------------

Preferred shares, authorized 10,000,000 shares:
   issued and outstanding:

Series B convertible shares, 10,000 issued
$10 stated value                                                      1,740,000
Common shares, no par value, authorized 50,000,000:
issued and outstanding 17,017,712                                    32,019,275


Preferred shares to be issued                                           959,500

Accumulated deficit                                                 (19,775,154)
Unrealized loss on equity securities                                 (1,112,262)

Stock subscription receivable                                        (1,175,000)

   Total shareholders' equity                                        12,656,359
                                                                     ----------
      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY               $     22,585,587
                                                                     ==========


                 See Notes to Consolidated Financial Statements

                      MEDICAL INDUSTRIES OF AMERICA, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                        Three Months Ended
                                                             March 31,
                                                            (Unaudited)

                                                        1998          1997
                                                        ----          ----


Revenue                                             $ 3,221,018    $ 1,919,926
                                                      ---------      ---------
Expenses:
    Cost of revenues                                  1,613,006        907,050
    General and administrative expenses               1,209,499        510,677
    Depreciation and amortization                       147,793         82,340
    Interest expense                                    136,942          8,360
                                                        -------          -----
           Total expenses                             3,107,240      1,508,427
                                                      ---------      ---------

Net income                                          $   113,778   $    411,499
                                                        =======        =======
Earnings per share of common stock:
    Basic earnings per share                             $  .01         $  .26
                                                            ===            ===
       Diluted earnings per share                        $  .01         $  .15
                                                           ====            ===

Weighted average shares outstanding

       Primary                                       15,981,934      1,588,442
                                                     ==========      =========
       Fully diluted                                 17,661,021      2,716,127
                                                     ==========      =========




                 See Notes to Consolidated Financial Statements

                       MEDICAL INDUSTRIES OF AMERICA, INC.

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                                                               Three Months Ended
                                                                   March 31,
                                                                  (Unaudited)

                                                                1998        1997
                                                                ----        ----
Operating activities:

Net income ................................................  $ 113,778   $ 411,499
Adjustments to reconcile net income to net cash provided by
 (used in) operating activities:

      Depreciation and amortization .......................    147,793      82,340
      Loss (gain) on disposition of property and equipment        --         2,544
      Common stock issued for services rendered ...........       --       426,800
      Reclassification of property and equipment held for
      sale ................................................       --       498,450
      Changes in assets and liabilities:
         (Increase) decrease in:

         Trade accounts receivable ........................   (681,922)     75,578
         Inventories of medical supplies ..................       (144)      3,561
         Net assets held for sale .........................       --      (235,548)
         Prepaid expenses and other current assets ........    (72,127)   (227,213)
         Other assets .....................................   (275,624)     (6,935)
         Accounts payable .................................    (93,450)     87,651
         Accrued liabilities ..............................    (84,905)     72,936
                                                             ---------   ---------

    Net cash  provided by (used in) operating activities ..   (946,601)  1,191,663
Investing activities:
Issuance of notes receivable ..............................       --      (697,822)
Payment of notes receivable ...............................    467,248         -0-
Disbursements for property and equipment ..................   (114,946)    (14,234)

    Net cash provided by (used in) operating activities ...    352,302    (712,056)
                                                             ---------   ---------
Financing activities:
Payments of capital lease obligations .....................    (52,961)    (59,811)
Proceeds from long-term debt ..............................    404,619        --
Payments of long term debt ................................   (120,935)   (144,225)
                                                             ---------   ---------

    Net cash  provided by (used in) financing activities ..    230,723    (204,036)
                                                             ---------   ---------
Net (decrease) increase in cash ...........................   (363,576)    275,571
Cash at the beginning of period ...........................    957,446     241,461
                                                             ---------   ---------

Cash at the end of period .................................  $ 593,870   $ 517,032
                                                             =========   =========

Supplemental disclosure of cash flow information:

Interest paid                                                $  136,942
                                                                =======

Supplemental disclosure of non-cash investing and financing activities:

In March 1998, the Company leased a mobile cardiac catheterization laboratory from Phoenix Leasing. The mobile lab is being recorded as a capitalized lease payable over 60 months.

                       MEDICAL INDUSTRIES OF AMERICA, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 1998
                                   (UNAUDITED)

Note 1 - Organization and Summary of Significant Accounting Policies

Organization

        Medical Industries of America, Inc. was incorporated in September 1989, in the State of Florida and has its principal executive offices at 1903 S. Congress Ave., Suite 400, Boynton Beach, Florida 33426, telephone number (561) 737-2227. Unless the context otherwise requires, all references to the "Company" include Medical Industries of America, Inc. and its wholly-owned subsidiaries.

        The Company's Consolidated Financial Statements include the Company's active subsidiaries: Heart Labs of America, Inc., Florida Physicians Internet, Inc., PRN of North Carolina, Inc., Care America Integrated Health Services, Inc., Global Air Rescue, Inc., Global Air Charter, Inc. and Clearwater Jet Center, Inc.

Basis of Presentation and Consolidation

        The accompanying consolidated financial statements are unaudited. These statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the consolidated financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to state fairly the consolidated financial position and consolidated results of operations as of and for the periods indicated. These consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto for year ended December 31, 1997, included in the Company's Form 10-KSB as filed with the Securities and Exchange Commission.

Earnings Per Common Share

        Basic earnings per common share is calculated by dividing earnings by the weighted average common shares outstanding. Diluted earnings per share have been computed based on the assumption that all of the convertible preferred stock is converted into common shares, and that all stock options where the exercise price is less than the market value have been considered exercised under the treasury stock method. Under this assumption, the weighted average number of common shares outstanding has been increased accordingly.

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

Note 2 - Business Acquired

        Effective April 1, 1998, the Company acquired 81% of the outstanding stock of Ivanhoe Medical Systems ("Ivanhoe") in exchange for 607,500 shares of the Company's common stock and a predetermined number of shares to be issued under an "earn-out" financing arrangement whereby shares will be issued upon Ivanhoe achieving pre-set earnings benchmarks. The acquisition has been accounted for using the purchase method of accounting and the net assets and revenue and expenses of Ivanhoe will be included in the Company's consolidated financial statements from the date of acquisition.

        Effective April 1, 1998, the Company acquired 100% of the outstanding stock of Pharmacy Care Specialists, Inc. ("PCS") in exchange for 680,000 shares of the Company's common stock, $90,000 in cash and a predetermined number of shares issued under an "earn-out" financing arrangement whereby shares to be issued upon PCS achieving pre-set earnings benchmarks. The acquisition has been accounted for using the purchase method of accounting and the net assets and revenue and expenses of PCS will be included in the Company's consolidated financial statements from the date of acquisition.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

COMPARISON OF THE RESULTS OF OPERATION FOR THREE MONTHS ENDED MARCH 31, 1998 AND MARCH 31, 1997

        Total revenues from operations increased to $3,221,018 for the three months ended March 31, 1998 as compared to $1,919,926 for the three months ended March 31, 1997, principally as a result of the acquisitions of PRN of North Carolina, Inc., Care America Integrated Health Services, Inc. and Global Air Charter, Inc.

        Cost of revenues, which included medical supplies, technical salaries and benefits and other expenses directly associated with the Company's services increased to $1,613,006 from $907,050 for the three months ended March 31, 1998 and 1997, respectively. This increase is primarily due to the acquisitions of PRN, Care America and Global.

        General and Administrative expenses increased to $1,209,499 for the three months ended March 31, 1998 compared to $510,677 for the three months ended March 31, 1997. This increase is primarily due to the acquisitions. The percentage increase in general and administrative expenses was greater than the percentage increase in revenue primarily from the greater sales of equipment in the prior period as compared to the current period.

        Interest expense increased to $136,942 for the three months ended March 31, 1998 as compared to $8,360 for the three months ended March 31, 1997. This increase is primarily attributable to interest on the airplane loans assumed as part of the acquisition of Global Air Rescue, Inc.

        Net income from operations decreased to $113,778 for the three months ended March 31, 1998 compared to a net income of $411,499 for the three months ended March 31, 1997 resulting from a reduction in income from sales of medical equipment of approximately $537,000.

        In March 1997, the Company leased an additional mobile cardiac catheterization lab from Phoenix Leasing. The Mobile Lab was financed through a 60 month lease with monthly payments of $19,000.

        In April 1998, the Company refinanced certain debt on the aircrafts calling for interest at 9.75% payable over a seven year period with a ten year amortization.

        The Company had working capital of $665,379 at March 31, 1998 compared to working capital of $108,007 at March 31, 1997.

                                     PART II

                                OTHER INFORMATION

ITEM 5.        OTHER INFORMATION

        Effective April 1, 1998, the Company acquired 81% of the outstanding shares of Ivanhoe Medical Systems, Inc. ("Ivanhoe"). Ivanhoe is a medical services company which owns and operates nine sleep centers located in Florida, Georgia and South Carolina. The terms of the acquisition provide for the Company to issue 607,500 restricted common shares of the Company's stock and provide "earn-up shares" based on specific earnings benchmarks being achieved.

        Effective April 1, 1998, the Company acquired 100% of the outstanding shares of Pharmacy Care Specialists, Inc. ("PCS"). PCS is a closed door pharmacy company specializing in the delivery of prescription pharmaceuticals to the adult congregal living facilities industry. The terms of the acquisition provide for the Company to issue 680,000 shares of the Company's stock, $90,000 in cash and a predetermined number of shares issued under an "earn-out" financing arrangement whereby shares will be issued upon PCS achieving pre-set earnings benchmarks.

        On April 20, 1998, the Company entered into a formal letter of intent to merge with Physician Health Corporation ("PHC"), a privately held, fully-integrated, physician ancillary services company. The terms and conditions of the reverse acquisition provide for the Company to issue sufficient common shares to PHC to give it an approximate 70% controlling interest in the combined corporate entity as reported on Form 8K filed at the SEC on April 28, 1998.

                                   SIGNATURES

        In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                       MEDICAL INDUSTRIES OF AMERICA, INC.

                                  (Registrant)

MAY 6, 1998           By:    /s/ MICHAEL F. MORRELL
-----------                  ----------------------
(Date)                       Michael F. Morrell, Chairman of the Board &
Officer                     Chief Executive


MAY 6, 1998           By:    /s/ PAUL C. PERSHES
(Date)                       Paul C. Pershes, Director

MAY 6, 1998           By:    /s/ LINDA MOORE
(Date)                       Linda Moore, Senior Vice President

MAY 6, 1998           By:    /s/ ARTHUR KOBRIN
(Date)                       Arthur Kobrin, Chief Financial Officer