Form 10QSB/A
period 1997-03-31
MEDICAL INDUSTRIES OF AMERICA INC
filed 1998-07-20
CIK 887904

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

                       MEDICAL INDUSTRIES OF AMERICA, INC.

                     10-QSB/A - QUARTER ENDED MARCH 31, 1997


                                      INDEX


FORM 10-QSB/A  FORM 10-QSB/A  FORM 10-QSB/A
PART NO.       ITEM NO.       DESCRIPTION                   PAGE NO.

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

                                       Signatures

                       MEDICAL INDUSTRIES OF AMERICA, INC.
                           CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 1997
                                   (Unaudited)

                                     ASSETS



CURRENT ASSETS:
   Cash and cash equivalents .....................................      517,032
   Trade accounts receivable, net ................................      877,658
   Current portion of notes receivable ...........................    2,510,291
   Inventories of medical supplies ...............................       11,310
   Net assets held for sale ......................................      235,548
   Prepaid expenses and other current assets .....................      354,953
                                                                     ----------
     Total current assets ........................................    4,506,792
                                                                     ----------

PROPERTY AND EQUIPMENT:
   Mobile cardiac catheterization laboratory
    and medical equipment ........................................    1,685,373
   Furniture and office equipment and other assets ...............      242,977
                                                                     ----------
                                                                      1,928,350
   Less: accumulated depreciation and amortization ...............   (1,683,653)
                                                                     ----------
     Net property and equipment ..................................      244,697
                                                                     ----------

OTHER ASSETS:
   Notes receivable, less current maturities .....................      105,206
   Goodwill ......................................................    1,593,958
   Investment in Westmark Group Holdings, Inc. ...................    2,233,200
   Other assets ..................................................      135,175
                                                                     ----------
     Total other assets ..........................................    4,067,539
                                                                     ----------
     TOTAL ASSETS ................................................    8,819,028
                                                                     ==========

                See Notes to Consolidated Financial Statements

                       MEDICAL INDUSTRIES OF AMERICA, INC.
                           CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 1997
                                   (Unaudited)

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable .................................................       567,503
   Accrued liabilities ..............................................     2,348,965
   Current portion of note payable ..................................     1,091,242
   Current portion of capital lease obligations .....................       391,075
                                                                         ----------
     Total current liabilities ......................................     4,398,785
                                                                         ----------
LONG TERM LIABILITIES:

   Amounts due on purchase of business, net of current portion ......     1,100,000
   Capital lease obligations, net of current portion ................        15,695
                                                                         ----------
        Total long term liabilities .................................     1,115,695
                                                                         ==========


SHAREHOLDERS' EQUITY:

Preferred shares, authorized 2,500,000 shares:
   issued and outstanding:
Series A convertible shares, 22,276 issued
Series B convertible shares, 10,000 issued
   $200 stated value, less 4,900 shares minority interest ...........     1,020,000
   Series D convertible shares, 112,929 shares issued and outstanding     1,752,256
Common shares, no par value, authorized 8,000,000:
   issued and outstanding 1996, 1,989,742 shares;
   including 47,500 escrow ..........................................    20,357,743
Preferred shares to be issued .......................................       832,000
Less treasury shares (3,750 shares at stated value) .................      (657,661)

Accumulated deficit .................................................   (19,999,790)
                                                                         ----------
   Total shareholders' equity .......................................     3,304,548
                                                                         ----------

      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ....................     8,819,028
                                                                         ==========

                See Notes to Consolidated Financial Statements

                       MEDICAL INDUSTRIES OF AMERICA, INC.
       CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT

                                                     Three Months Ended
                                                          March 31,
                                                         (Unaudited)


                                                 1997                      1996
                                                 ----                      ----
Revenue ..................................     1,919,926                 283,294
                                             -----------             -----------
Expenses:
   Cost of revenues ......................       907,050                 143,827
   General and administrative expenses ...       510,677                 648,677
   Depreciation and amortization .........        82,340                  97,944
   Interest expense, net .................         8,360                  35,934
                                             -----------             -----------
         Total expenses ..................     1,508,427                 926,382
                                             -----------             -----------

Income (loss) from operations ............       411,499                (643,088)


Loss from discontinued operations ........          --                  (354,605)
                                             -----------             -----------

Net income (loss) ........................       411,499                (997,693)

Accumulated deficit-beginning of year ....   (20,411,289)            (11,870,424)
                                             -----------             -----------
Accumulated deficit-end of 1st quarter ...   (19,999,790)            (12,868,117)
                                             ===========             ===========
Earnings (loss) per share of common stock:
   Primary:
   Earnings from operations ..............           .26                   (1.34)
   Loss from discontinued operations .....          --                      (.74)
                                             -----------             -----------
   Earnings (loss) .......................           .26                   (2.08)
                                             ===========             ===========
        Fully diluted earnings per share .           .15                     -0-
                                             -----------             ===========
Weighted average shares outstanding,
excluding contingently issuable shares
       Primary ...........................     1,588,442                 480,952
                                             ===========             ===========
       Fully diluted .....................     2,716,127                     -0-
                                             ===========             ===========

                See Notes to Consolidated Financial Statements

                       MEDICAL INDUSTRIES OF AMERICA, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                             Three Months Ended
                                                                                  March 31,
                                                                                 (Unaudited)
                                                                            1997            1996
                                                                            ----            ----
Operating activities:
Net income (loss) from operations ....................................     411,499         (643,088)
Net loss from discontinued operations ................................        --           (354,605)
Adjustments to reconcile net income (loss) to net cash
used by operating activities:
   Depreciation and amortization .....................................      82,340          220,075
    Equity loss on investments .......................................         -0-          134,900
    Minority Interest ................................................      (3,129)          (4,095)
     Loss (gain) on disposition of property and equipment ............       2,544              -0-
     Common stock issued for services rendered .......................     426,800              -0-
     Reclassification of property and equipment held for sale ........     498,450              -0-
     Changes in assets and liabilities:
        (Increase) decrease in:
        Trade accounts receivable ....................................      75,578          187,118
        Inventories of medical supplies ..............................       3,561              -0-
        Net assets held for sale .....................................    (235,548)             -0-
        Prepaid expenses and other current assets ....................    (227,213)        (453,707)
        Other assets .................................................      (6,935)          16,747
        Accounts payable .............................................      90,780         (429,297)
        Accrued liabilities ..........................................      72,936          (32,408)
                                                                        ----------       ----------
   Net cash provided (used) by operating activities ..................   1,191,663       (1,358,360)
                                                                        ----------       ----------
Investing activities
Payment of note payable ..............................................         -0-         (183,369)
Issuance of notes receivable .........................................    (697,822)        (590,000)
Payment of notes receivable ..........................................         -0-           78,420
Proceeds from sale of property and equipment .........................         -0-              -0-
Disbursements for property and equipment .............................     (14,234)         (15,665)
                                                                        ----------       ----------
   Net cash used in operating activities .............................    (712,056)        (710,614)
                                                                        ----------       ----------
Financing activities
Conversion of debt to preferred stock
    in Westmark Group Holdings, Inc. .................................         -0-         (700,000)
Proceeds from the issuance of common stock ...........................         -0-        1,931,028
Proceeds from the issuance of preferred stock ........................         -0-        5,775,000
Payments of capital lease obligations ................................     (59,811)        (244,168)
Payments of long term debt ...........................................    (144,225)        (955,798)
                                                                        ----------       ----------
   Net cash provided (used) by financing activities ..................    (204,036)       5,806,062
                                                                        ----------       ----------

Net increase in cash .................................................     275,571        3,737,088
Cash at the beginning of period ......................................     241,461           24,431
                                                                        ----------       ----------
Cash at the end of period ............................................     517,032        3,761,519
                                                                        ==========       ==========

Supplemental disclosure of cash flow information:

Interest paid ........................................................       3,825           74,631
                                                                        ==========       ==========
Supplemental disclosure of non-cash investing and financing
activities:

Non-cash aspects of the acquisition of Florida Physicians Internet,
Inc.:
     Fair value of assets acquired ...................................     653,048
     Accrued payment for acquisition .................................   1,415,000
     Preferred shares to be issued in connection with acquisition ....     832,000

                       MEDICAL INDUSTRIES OF AMERICA, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 1997
                                   (UNAUDITED)


Note 1 - Organization and Summary of Significant Accounting Policies

Organization

      Medical Industries of America, Inc., f/k/a Heart Labs of America, Inc., was incorporated in September 1989 in the State of Florida and has its principal executive offices at 1903 S. Congress Ave., Suite 400, Boynton Beach, Florida 33426, telephone number (561) 737-2227. Unless the context otherwise requires, all references to the "Company" include Medical Industries of America, Inc. and its wholly owned subsidiaries.

      The Company's Consolidated Financial Statements include the Company's active subsidiaries: Heart Labs of America, Inc. and Florida Physicians Internet, Inc

Basis of Presentation and Consolidation

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
                                                                       --------

                                                                        235,548
                                                                       --------

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

      General and Administrative expenses decreased 21% to $510,677 for the three months ended March 31, 1997 compared to $648,677 for the three months ended March 31, 1996. This decrease is primarily due to a reduction in salaries and consulting fees.

      Interest expense decreased to $8,360 for the three months ended March 31, 1997 as compared to $35,934 for the three months ended March 31, 1996. This decrease is attributable to the company carrying lower interest bearing debt in March 31, 1997.

      Net income from operations increased to $411,499 for the three months ended March 31, 1997 compared to a net loss of $643,088 for the three months ended March 31, 1996 resulting from an increase in the results of operations.

      Net income for the three months ended March 31, 1997 was $411,499 compared to a net loss of $997,693 for the three months ended March 31, 1996. This increase is primarily attributable to an increase in revenue, a decrease in expenses, the acquisition of a profitable practice and a reduction in salaries and consulting fees.

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

      The Company had a working capital surplus of $108,007 at March 31, 1997 compared to working capital deficiency of $2,837,955 at March 31, 1996. Working capital in 1996 included $3,761,519 cash that was received from a Regulation S offering during the quarter.

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

      Mr. Lazar founded and serves as the senior partner of Lazar, DeThomasis, Sanders and Company, LLP of Jericho, New York, a full service accounting firm specializing in real estate, healthcare, manufacturing, insurance, hotel industry and entertainment. In addition, Mr. Lazar serves as partner and director of finance of the Ambulatory Surgery Center.

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

Financial Statements of the Business Acquired:

      The unaudited financial statements of Florida Physicians Internet, Inc. for the three months ended December 31, 1996 and the audited financial statements of A. Razzak Tai, M.D. P.A. for the year ended September 30, 1996 are attached to the first amended 10QSB for the period ended March 31, 1997.

Pro forma Financial Statements

      The registrant acquired Florida Physicians Internet, Inc. on January 9, 1997. Historical unaudited pro forma condensed combined financial statements giving effect to the acquisition are attached to the first amended 10QSB for the period ended March 31, 1997.


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



                       MEDICAL INDUSTRIES OF AMERICA, INC.
                       -----------------------------------
                                  (Registrant)

JUNE 1, 1998       By:  /s/ MICHAEL F. MORRELL
(Date)                  Michael F. Morrell, Chairman of the Board & Chief Executive Officer

JUNE 1, 1998       By:  /s/ PAUL C. PERSHES
Date)                  Paul C. Pershes, President & Chief Financial Officer

JUNE 1, 1998       By:  /s/ LINDA MOORE
                        Linda Moore, Senior Vice President

JUNE 1, 1998       By:  /s/ ARTHUR P. KOBRIN
(Date)                  Arthur P. Kobrin, Senior Vice President of Financial Operations

                                       14