Form 10QSB/A
period 1997-06-30
MEDICAL INDUSTRIES OF AMERICA INC
filed 1998-07-20
CIK 887904

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

                     10-QSB/A - QUARTER ENDED JUNE 30, 1997


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

                                   Signatures

                       MEDICAL INDUSTRIES OF AMERICA, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                               AS OF JUNE 30, 1997
                                   (Unaudited)

                                     ASSETS

CURRENT ASSETS:

   Cash and cash equivalents ....................................   $   416,679
   Trade accounts receivable, net ...............................     1,305,589
   Current portion of notes and mortgage receivables ............       726,158
   Inventory of medical supplies ................................        27,997
   Prepaid expenses and other current assets ....................       556,794
                                                                    -----------
     Total current assets .......................................     3,033,217
                                                                    ===========

PROPERTY AND EQUIPMENT:

   Mobile cardiac catheterization laboratory
    and medical equipment .......................................     1,896,137
   Furniture and office equipment ...............................       244,841
                                                                    -----------
                                                                      2,140,978
   Less: accumulated depreciation and amortization ..............    (1,703,392)
                                                                    -----------
     Property and equipment-Net .................................       437,586
                                                                    -----------

OTHER ASSETS:

   Notes and mortgage receivables, less current maturities ......     1,707,231
   Goodwill .....................................................     1,557,425
   Investment in equity securities ..............................     2,233,200
   Other assets .................................................       149,535
                                                                    -----------
     Total other assets .........................................     5,647,391
                                                                    -----------
     TOTAL ASSETS ...............................................   $ 9,118,194
                                                                    ===========

                See Notes to Consolidated Financial Statements

                       MEDICAL INDUSTRIES OF AMERICA, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                               AS OF JUNE 30, 1997
                                   (Unaudited)

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:

   Accounts payable ....................................................   $    308,842
   Accrued liabilities .................................................      2,082,521
   Current portion of notes payable ....................................        932,938
   Current portion of capital lease obligations ........................        112,269
                                                                           ------------
     Total current liabilities .........................................      3,436,570
                                                                           ============
LONG TERM LIABILITIES:


   Amounts due on purchase of business, net of current portion .........      1,100,000
   Capital lease obligations, net of current portion ...................         14,444
                                                                           ------------
      Total long term liabilities ......................................      1,114,444
                                                                           ------------
      Total Liabilities ................................................      4,551,014
                                                                           ------------
SHAREHOLDERS' EQUITY:


   Preferred shares, authorized 10,000,000 shares:
      issued and outstanding:
   Series A convertible shares, 22,276 issued
   Series B convertible shares, 10,000 issued
      $200 stated value, less minority interest ........................      1,020,000
      Series D convertible shares, 62,120 shares issued and outstanding         963,881
      Series E convertible shares, 832,000 shares issued and outstanding        832,000
   Common shares, no par value, authorized 40,000,000, 4,540,652
     shares issued and outstanding including 47,500 escrow .............     21,335,383
   Net proceeds from litigation settlement .............................        635,103
   Accumulated deficit .................................................    (20,219,187)
                                                                           ------------

         Total shareholders' equity ....................................      4,567,180
                                                                           ------------

      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY .......................   $  9,118,194
                                                                           ============

                See Notes to Consolidated Financial Statements

                       MEDICAL INDUSTRIES OF AMERICA, INC.
       CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT

                                                                   Three Months Ended                    Six Months Ended
                                                                        June 30,                              June 30,
                                                                      (Unaudited)                           (Unaudited)
                                                              1997                 1996               1997                 1996
                                                              ----                 ----               ----                 ----
Revenue ............................................       $  1,267,375        $    391,782        $  3,187,301        $    675,076
                                                           ------------        ------------        ------------        ------------
Expenses:
   Cost of revenues ................................            813,945             134,077           1,720,995             277,904
   General and administrative expenses .............            513,097             741,607           1,023,774           1,390,284
   Depreciation and amortization ...................            104,690             266,263             187,030             364,207
   Interest expense, net ...........................             50,129              37,599              58,489              73,533
   Other ...........................................              4,911             118,609               4,911             118,609
                                                           ------------        ------------        ------------        ------------
         Total expenses ............................          1,486,772           1,298,155           2,995,199           2,224,537
                                                           ------------        ------------        ------------        ------------
Income (loss) from continuing operations ...........           (219,397)           (906,373)            192,102          (1,549,461)

Loss from discontinued operations-net of
 income taxes ......................................               --              (227,538)               --              (582,143)
                                                           ------------        ------------        ------------        ------------

Net income (loss) ..................................           (219,397)         (1,133,911)            192,102          (2,131,604)

Accumulated deficit-beginning of year ..............        (19,999,790)        (12,868,117)        (20,411,289)        (11,870,424)
                                                           ------------        ------------        ------------        ------------
Accumulated deficit-end of periods .................       $(20,219,187        $(14,002,028)        $(20,219,187)      $(14,002,028)
                                                           ============        ============        ============        ============
Earnings (loss) per share of common
 stock:
   Primary:
   Income (loss) from continuing
     operations ....................................       $       (.05)       $      (1.25)       $        .06        $      (2.58)
   Loss from discontinued operations ...............               --                  (.32)               --                  (.97)
                                                           ------------        ------------        ------------        ------------
   Net Income (loss) ...............................       $       (.05)       $      (1.57)       $        .06        $      (3.55)
                                                           ------------        ============        ============        ============

        Fully diluted earnings per share ...........       $       --                                       .04
                                                           =============                           ============
Weighted average shares outstanding,
  excluding contingently issuable shares

       Primary .....................................          4,375,857             720,277           2,986,489             600,615
                                                           ============        ------------        ------------        ------------
       Fully diluted ...............................               --                                 4,383,106
                                                           ============                            ------------

                See Notes to Consolidated Financial Statements

                      MEDICAL INDUSTRIES OF AMERICA, INC.
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                     1997             1996
                                                                     ----             ----
Operating activities:
Net income (loss) from continuing operations .................    $   192,102     $(1,549,461)
Net loss from discontinued operations ........................           --          (582,143)
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
     Depreciation and amortization ...........................        187,030         498,637
     Minority Interest .......................................         (3,129)        (16,292)
     Loss (gain) on disposition of property and equipment ....          2,544             -0-
     Common stock issued for services rendered ...............        822,502             -0-
     Net proceeds from litigation settlement .................        635,103            --
     Changes in assets and liabilities:
        (Increase) decrease in:
        Trade accounts receivable ............................       (484,635)        134,257
        Inventories of medical supplies ......................        (13,126)        (22,243)
        Asset held for sale ..................................       (100,000)            -0-
        Prepaid expenses and other current assets ............       (220,744)       (363,390)
        Other assets .........................................         (1,897)       (181,482)
        Accounts payable .....................................         60,411        (451,731)
        Accrued liabilities ..................................       (123,032)       (119,168)
                                                                  -----------     -----------
   Net cash  provided by (used in) operating activities ......        953,129      (2,653,016)
                                                                  -----------     -----------
Investing activities:
Issuance of notes receivable .................................       (697,822)     (2,389,212)
Payment of notes receivable ..................................        117,002
Purchase of property and equipment ...........................       (233,179)       (208,127)
Purchase of goodwill .........................................           --          (364,402)
Purchase of practice .........................................           --           (75,000)
Loss in equity of investment .................................           --           181,480
                                                                  -----------     -----------
   Net cash (used in) investing activities ...................       (813,999)     (2,855,261)
                                                                  -----------     -----------
Financing activities:
Proceeds from long term debt .................................         34,000            --
Payment of note payable ......................................           --          (183,369)
Proceeds from the issuance of common stock ...................        216,576       3,773,128
Proceeds from the issuance of preferred stock ................           --         3,932,900
Payments of capital lease obligations ........................        (60,436)       (340,864)
Payments of long term debt ...................................       (154,052)     (1,636,451)
Stock payable ................................................           --           325,000
                                                                  -----------     -----------
   Net cash provided by financing activities .................         36,088       5,870,344
                                                                  -----------     -----------
Net increase in cash .........................................        175,218         362,067
Cash at the beginning of period ..............................        241,461          24,431
                                                                  -----------     -----------
Cash at the end of period ....................................    $   416,679     $   386,498
                                                                  ===========     ===========

Supplemental disclosure of cash flow information:

Interest paid ................................................    $    11,708     $   122,029
                                                                  ===========     ===========

Supplemental disclosure of non-cash investing and financing activities:

Non-cash aspects of the acquisition of Florida Physicians
  Internet, Inc.:

     Fair value of assets acquired ...........................    $   653,048
     Accrued payment for acquisition .........................    $ 1,415,000
     Preferred shares to be issued in connection with
       acquisition ...........................................    $   832,000


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

Note 5 - S-8  Registration Statements

      For the period from January 1997 to April 1997, the Company issued a total of 555,800 shares of common stock which the vast majority was issued to attorneys for legal services pursuant to S-8 registration statements. These shares had an aggregate market value of $1,160,160.

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

      Interest expense decreased to $58,489 for the six months ended June 30, 1997 as compared to $73,533 for the six months ended June 30, 1996. This decrease is attributable to the Company refinancing certain note receivables but is offset partially by the Company entering into an accounts receivable financing arrangement .

      Income from continuing operations increased to $192,102 for the six months ended June 30, 1997 compared to a net loss of $1,549,461 for the six months ended June 30, 1996 resulting from an increase in the results of operations.

      Net income for the six months ended June 30, 1997 was $192,102 compared to a loss of $2,131,604 for the six months ended June 30, 1996. This increase is primarily attributable to an increase in revenue, a decrease in expenses, the acquisition of a profitable practice, a reduction in salaries and consulting fees.

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

      Loss from continuing operations decreased to $219,397 for the three months ended June 30, 1997 compared to a net loss of $906,373 for the three months ended June 30, 1996 resulting from an increase in the results of operations.

      Net Loss for the three months ended June 30, 1997 was $219,397 compared to a net loss of $1,133,911 for the three months ended June 30, 1996. This decrease is primarily attributable to an increase in revenue, a decrease in expenses, the acquisition of a profitable practice, a reduction in salaries and consulting fees.

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

      The Company had a working capital deficiency of $403,353 at June 30, 1997 compared to working capital deficiency of $689,797 at June 30, 1996. Working capital in 1996 included $3,761,519 cash that was received from a Regulation S offering during the 1st quarter.

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



                       MEDICAL INDUSTRIES OF AMERICA, INC.
                                  (Registrant)

JUNE 1, 1998      By:  /s/ MICHAEL F. MORRELL
(Date)                 Michael F. Morrell, Chairman of the Board & Chief Executive Officer

JUNE 1, 1998      By:  /s/ PAUL C. PERSHES
(Date)                 Paul C. Pershes, President & Chief Financial Officer

JUNE 1, 1998      By:  /s/ LINDA MOORE
(Date)                 Linda Moore, Senior Vice President

JUNE 1, 1998      By:  /s/  ARTHUR P. KOBRIN
(Date)                 Arthur P. Kobrin, Senior Vice President of Financial Operations

                                       15