Form 10QSB/A
period 1997-09-30
MEDICAL INDUSTRIES OF AMERICA INC
filed 1998-07-20
CIK 887904

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

                       MEDICAL INDUSTRIES OF AMERICA, INC.

                  10-QSB/A - QUARTER ENDED SEPTEMBER 30, 1997


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

                                   Signatures

                       MEDICAL INDUSTRIES OF AMERICA, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                            AS OF SEPTEMBER 30, 1997
                                   (Unaudited)

                                     ASSETS


CURRENT ASSETS:

   Cash and cash equivalents ..................................    $    671,136
   Trade accounts receivable, net .............................       1,452,206
   Litigation receivable ......................................       1,500,000
   Current portion of notes and mortgage receivables ..........         674,703
   Inventory of medical supplies ..............................          24,502
   Prepaid expenses and other current assets ..................         427,178
                                                                   ------------
     Total current assets .....................................       4,749,725
                                                                   ------------

PROPERTY AND EQUIPMENT:

   Mobile cardiac catheterization laboratory
    and medical equipment .....................................       1,931,917
   Furniture and office equipment .............................         256,708
                                                                   ------------
                                                                      2,188,625
   Less: accumulated depreciation and amortization ............      (1,731,801)
                                                                   ------------
     Property and equipment-Net ...............................         456,824
                                                                   ------------

OTHER ASSETS:

   Notes and mortgage receivables, less current maturities ....       1,712,295
   Goodwill ...................................................       1,553,502
   Investment in equity securities ............................       3,513,200
   Other assets ...............................................          83,134
                                                                   ------------
     Total other assets .......................................       6,862,131
                                                                   ------------
     TOTAL ASSETS .............................................    $ 12,068,680
                                                                   ============

                See Notes to Consolidated Financial Statements

                       MEDICAL INDUSTRIES OF AMERICA, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                            AS OF SEPTEMBER 30, 1997
                                   (Unaudited)

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable ................................................   $    380,611
   Accrued liabilities .............................................      1,734,974
   Amount due on purchase of business - current portion ............        815,000
   Current portion of notes payable ................................        930,209
   Current portion of capital lease obligations ....................        134,229
                                                                       ------------
     Total current liabilities .....................................      3,995,023
                                                                       ------------
LONG TERM LIABILITIES:


   Convertible subordinated debentures .............................        400,000
   Amounts due on purchase of business, net of current portion .....        600,000
   Capital lease obligations, net of current portion ...............         13,793
                                                                       ------------
      Total long term liabilities ..................................      1,013,793
                                                                       ------------
      Total Liabilities ............................................      5,008,816
                                                                       ------------
SHAREHOLDERS' EQUITY:


   Preferred shares, authorized 10,000,000 shares:
      issued and outstanding:
   Series A convertible shares, 33,414 shares authorized ...........           --
   Series B convertible shares, 10,000 shares authorized, issued and
      outstanding, $200 stated value ...............................      2,000,000
   Series C convertible shares, 75,000 shares authorized ...........           --
   Series D convertible shares, 375,000 shares authorized ..........           --
   Convertible preferred shares to be issued .......................        832,000
   Common shares, no par value, 50,000,000 shares authorized,
   10,079,387 shares issued and outstanding, including 47,500 in
   escrow ..........................................................     23,185,153
   Net proceeds from litigation settlement .........................      1,737,760
   Accumulated deficit .............................................    (20,695,049)
                                                                       ------------
         Total shareholders' equity ................................      7,059,864
                                                                       ------------

      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ...................   $ 12,068,680
                                                                       ------------

                See Notes to Consolidated Financial Statements

                       MEDICAL INDUSTRIES OF AMERICA, INC.
       CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT

                                                    Three Months Ended                    Nine Months Ended
                                                       September 30,                        September 30,
                                                        (Unaudited)                          (Unaudited)
                                                     1997                1996                1997                1996
                                                 ------------        ------------        ------------        ------------
Revenue ......................................   $  1,189,419        $    256,196        $  4,292,387        $    931,272
Interest income ..............................         36,483             106,878             120,816             106,878
Other income .................................           --               272,850                --               272,850
                                                 ------------        ------------        ------------        ------------
         Total ...............................      1,225,902             635,924           4,413,203           1,311,000
                                                 ------------        ------------        ------------        ------------
Expenses:
   Cost of revenues ..........................        762,123             177,702           2,483,118             455,606
   General and administrative expenses .......        776,407             425,993           1,800,181           1,816,277
   Depreciation and amortization .............        100,463             178,425             287,493             542,632
   Interest expense ..........................         62,771                 925             121,260              74,458
   Other .....................................           --               188,034               4,911             306,643
                                                 ------------        ------------        ------------        ------------
         Total expenses ......................      1,701,764             971,079           4,696,963           3,195,616
                                                 ------------        ------------        ------------        ------------
Net (loss) from continuing operations ........       (475,862)           (335,155)           (283,760)         (1,884,616)

Discontinued operations ......................           --              (401,281)               --              (983,424)
                                                 ------------        ------------        ------------        ------------
Net (loss) ...................................       (475,862)           (736,436)           (283,760)         (2,868,040)

Accumulated deficit-beginning of year ........    (20,219,187)        (14,002,028)        (20,411,289)        (11,870,424)
                                                 ------------        ------------        ------------        ------------
Accumulated deficit-end of periods ...........   $(20,695,049        $(14,738,464        $(20,695,049        $(14,738,464)
                                                 ============        ============        ============        ============
Earnings (loss) per share of common
stock:
   Primary:
   Income (loss) from continuing
   operations ................................   $       (.08)       $       (.33)       $       (.06)       $      (2.56)
   Loss from discontinued operations .........           --                  (.40)               --                 (1.33)
                                                 ------------        ------------        ------------        ------------
   Net Income (loss) .........................   $       (.08)       $       (.73)       $       (.06)       $      (3.89)
                                                 ============        ============        ============        ============
Weighted average shares outstanding,
excluding contingently issuable shares
       Primary ...............................      5,882,999           1,005,757           4,495,398             736,648
                                                 ============        ============        ============        ============

                See Notes to Consolidated Financial Statements

                      MEDICAL INDUSTRIES OF AMERICA, INC.
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                 1997            1996
                                                                 ----            ----
Operating activities:
Net (loss) from continuing operations .....................   $  (283,760)   $(1,884,616)
Net loss from discontinued operations .....................          --         (983,424)
Adjustments to reconcile net (loss) to net cash
provided by (used in) operating activities:
     Depreciation and amortization ........................       287,493        746,306
     Minority Interest ....................................        (3,129)       (24,839)
     Loss (gain) on disposition of property and equipment .         2,544            -0-
     Common stock issued for services rendered ............       822,502            -0-
     Net proceeds from litigation settlement ..............     1,737,760             -
     Changes in assets and liabilities:
        (Increase) decrease in:
        Trade accounts receivable .........................      (631,252)       277,281
        Litigation receivable .............................    (1,500,000)          --
        Inventories of medical supplies ...................        (9,631)        (2,157)
        Prepaid expenses and other current assets .........       (91,128)      (643,933)
        Other assets ......................................       (35,496)       (98,413)
        Increase (decrease) in:
        Accounts payable ..................................       132,180       (245,604)
        Accrued liabilities ...............................      (155,579)       (12,363)
                                                              -----------    -----------
   Net cash  provided by (used in) operating activities ...       272,504     (2,871,762)
                                                              -----------    -----------
Investing activities:
Purchase of equity securities .............................      (300,000)          --
Issuance of notes receivable ..............................      (697,822)    (2,722,046)
Payment of notes receivable ...............................       163,393           --
Purchase of property and equipment ........................      (332,957)      (296,574)
Purchase of goodwill ......................................       (16,000)      (219,052)
Loss in equity of investment ..............................          --          331,480
                                                              -----------    -----------
   Net cash (used in) investing activities ................    (1,183,386)    (2,906,192)
                                                              -----------    -----------
Financing activities:
Proceeds from long term debt ..............................       431,271           --
Payment of note payable ...................................          --         (183,369)
Proceeds from the issuance of common stock ................     1,102,465      4,054,253
Proceeds from the issuance of preferred stock .............          --        3,932,900
Dividend returned .........................................          --           44,958
Payments of capital lease obligations .....................       (39,127)      (362,981)
Payments of long term debt ................................      (154,052)    (1,632,411)
                                                              -----------    -----------
   Net cash provided by financing activities ..............     1,340,557      5,853,350
                                                              -----------    -----------

Net increase in cash ......................................       429,675         75,396
Cash at the beginning of period ...........................       241,461         24,431
                                                              -----------    -----------
Cash at the end of period .................................   $   671,136    $    99,827
                                                              ===========    ===========

Supplemental disclosure of cash flow information:

Interest paid .............................................   $    48,329    $   122,029
                                                              ===========    ===========

Supplemental disclosure of non-cash investing and financing activities:

Non-cash aspects of the acquisition of Florida Physicians
Internet, Inc.:
     Fair value of assets acquired ........................   $   653,048
     Accrued payment for acquisition ......................   $ 1,415,000
     Preferred shares to be issued in connection with
        acquisition .......................................   $   832,000


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

(Loss) Per Common Share

      (Loss) per common share is calculated by dividing earnings (loss) by the weighted average common shares outstanding after giving effect to the 1 for 20 reverse stock split effective November 1, 1996 and common stock equivalents. For all periods presented, there is no fully dilutive computation because the effect would be antidilutive.

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

      Effective August 1, 1997, the Company entered into an asset purchase agreement to acquire a physician practice for $20,000.

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

Note 10 - Subsequent Events

      On August 21, 1997, the Company entered into a letter of intent to acquire Care America Integrated Health Care Services, Inc., a Florida based corporation, which provides formulary manager programs and "closed" pharmaceutical services. The terms and conditions of this acquisition provide for an "earn-out" financing package whereby the shareholders of Care America will receive preferred shares, convertible into shares of Medical Industries of America common stock upon its successfully achieving pre-determined pre-tax profits over the next year. The company is currently in the due diligence process.

      On October 15, 1997, the Company entered into a Letter of Intent with Amro-Pak Medical Services, a medical service company based in Karachi, Pakistan to provide personnel training, medical supplies and ongoing support of cardiac catheterization labs scheduled for delivery to Pakistan within four months. In addition to training, the Company will supply the Pakistan based cath lab with all associated medical supplies for a three year period. Consideration for these services, the Company will receive a 6% fee for the management of the cath lab and an ongoing revenue expected from the sale of cath lab supplies and materials and an additional fee for every cardiac catheterization procedure performed in these labs for a three year period.

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

      Loss from continuing operations decreased to $283,760 for the nine months ended September 30, 1997 compared to a net loss of $1,884,616 for the nine months ended September 30, 1996 resulting from an increase in the results of operations and other income.

      Net loss for the nine months ended September 30, 1997 was $283,760 compared to a loss of $2,868,040 for the nine months ended September 30, 1996. This increase is primarily attributable to an increase in revenue, a decrease in expenses, the acquisition of a profitable practice, a reduction in salaries and consulting fees.

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

      Cost of revenues, which included medical supplies, technical salaries and benefits and other expenses directly associated with the Company's services increased to $762,123 from $177,702 for the three months ended September 30, 1997 and 1996, respectively. This increase is primarily due to the acquisition of FPII and the increased use of the mobile labs. FPII has a higher cost of services due to the cost of the physicians. As of percentage of revenue, costs of services increased to 64% of revenue from operations from 69% of revenue from operations for the three months ended September 30, 1997 and 1996, respectively. This resulted from the seasonality of the practice during the off season.

      General and Administrative expenses increased 82% to $776,407 for the three months ended September 30, 1997 compared to $425,993 for the three months ended September 30, 1996. This increase is primarily due to the acquisition of FPII and staffing for the acquisitions expected to be made.

      Interest expense increased to $62,771 for the three months ended September 30, 1997 as compared to $925 for the three months ended September 30, 1996. This increase is attributable to the company entering into an accounts receivable financing arrangement.

      Loss from continuing operations increased to $475,862 for the three months ended September 30, 1997 compared to a net loss of $335,155 for the three months ended September 30, 1996 resulting from an decrease in the results of operations.

      Net loss for the three months ended September 30, 1997 was $475,862 compared to a net loss of $736,436 for the three months ended September 30, 1996. This decrease is primarily attributable to an increase in revenue, a decrease in expenses, the acquisition of the medical practice.

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

      The Company had a working capital surplus of $754,702 at September 30, 1997 compared to working capital surplus of $1,252,382 at September 30, 1996.

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

                                       16