Form 10QSB
period 1998-06-30
MEDICAL INDUSTRIES OF AMERICA INC
filed 1998-08-13
CIK 887904

Form 10-QSB

                    U.S. Securities and Exchange Commission
                             Washington, D.C. 20549



      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1998

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


      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 18,442,092 shares of common stock, no par value, were outstanding as of June 30, 1998.

                       MEDICAL INDUSTRIES OF AMERICA, INC.

                      10-QSB - QUARTER ENDED JUNE 30, 1998



                                      INDEX


FORM 10-QSB    FORM 10-QSB    FORM 10-QSB
PART NO.       ITEM NO.       DESCRIPTION                               PAGE NO.

I.                            FINANCIAL INFORMATION

                  1.          Financial Statements

                        -     Condensed Consolidated Balance
                              Sheet as of  June 30, 1998                       3

                        - Condensed Consolidated Statements of Operations and Accumulated Deficit for the Three and Six
                              Months Ended June 30, 1998 and 1997              5

                        -     Condensed Consolidated Statements of Cash
                              Flows for the Six Months Ended
                              June 30, 1998 and 1997                           6

                        -     Notes to Condensed Consolidated Financial
                              Statements                                       8

                  2.          Management's Discussion and Analysis
                              or Plan of Operations                           10

II.                           OTHER INFORMATION

                              1. Legal Proceedings                            12
                              2. Changes in Securities and Use of Proceeds    12
                              3. Defaults Upon Senior Securities              12
                              4. Submission of Matters to a Vote Security
                                 Holders                                      12
                              5. Other Information                            13
                              6. Exhibits and Reports on Form 8-K             13

                                   Signatures

                       MEDICAL INDUSTRIES OF AMERICA, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                               AS OF JUNE 30, 1998
                                   (Unaudited)

                                     ASSETS



CURRENT ASSETS:
---------------

   Cash and cash equivalents ................................      $    879,432
   Trade accounts receivable, net ...........................         5,187,990
   Current portion of notes  and mortgage receivables .......           257,726
   Inventory of medical supplies ............................           146,660
   Prepaid expenses and other current assets ................           756,766
                                                                   ------------
     Total current assets ...................................         7,228,574
                                                                   ============


PROPERTY AND EQUIPMENT:
-----------------------

   Mobile cardiac catheterization laboratory
    and medical equipment ...................................         2,042,673
   Furniture and office equipment ...........................         1,135,170
   Aircraft and related equipment ...........................         8,918,259
   Building and building improvements .......................           467,134
                                                                   ------------
                                                                     12,563,236

   Less: accumulated depreciation and amortization ..........        (1,376,747)
                                                                   ------------
     Property and equipment-Net .............................        11,186,489
                                                                   ------------


OTHER ASSETS:
-------------

   Notes and mortgage receivables, less current maturities ..         1,836,074
   Goodwill .................................................         5,563,899
   Investment in equity securities ..........................         2,483,126
   Licenses .................................................           970,588

   Other assets .............................................         1,187,428
                                                                   ------------
     Total other assets .....................................        12,041,115
                                                                   ------------
     TOTAL ASSETS ...........................................        30,456,178
                                                                   ============


                See Notes to Consolidated Financial Statements

                       MEDICAL INDUSTRIES OF AMERICA, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                               AS OF JUNE 30, 1998
                                   (Unaudited)

                      LIABILITIES AND SHAREHOLDERS' EQUITY




CURRENT LIABILITIES:
--------------------

   Accounts payable .........................................      $  2,034,808
   Accrued liabilities ......................................           777,716
   Current portion of long-term debt and notes payable ......         1,993,869
   Current portion of capital lease obligations .............           145,764
   Convertible subordinated debentures ......................           400,000
   Due to related party .....................................         1,101,893
                                                                   ------------
     Total current liabilities ..............................         6,454,050
                                                                   ------------


LONG TERM LIABILITIES:
----------------------

   Long-term debt and notes payable - net of current
     portion ................................................         6,840,691
   Convertible subordinated debentures ......................           367,500
   Due to related parties ...................................           305,790
   Capital lease obligations, net of current portion ........           740,908
                                                                   ------------
        Total long term liabilities .........................         8,254,889
                                                                   ------------
      Total Liabilities .....................................        14,708,939
                                                                   ------------


SHAREHOLDERS' EQUITY:
---------------------

   Preferred shares, authorized 10,000,000 shares:
      issued and outstanding:
   Series B convertible shares, 10,000 issued,
      $200 stated value .....................................         1,740,000
   Common shares, no par value, authorized
   50,000,000 issued and outstanding 18,442,092 .............        34,214,220
   Preferred shares to be issued ............................           832,000
   Accumulated deficit ......................................       (19,393,907)
   Unrealized loss on equity securities .....................          (470,074)
   Stock subscription receivable ............................        (1,175,000)
                                                                   ------------

         Total shareholders' equity .........................        15,747,239
                                                                   ------------

      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ............        30,456,178
                                                                   ============


                See Notes to Consolidated Financial Statements

                       MEDICAL INDUSTRIES OF AMERICA, INC.
       CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT

                                     Three Months Ended              Six Months Ended
                                          June 30,                       June 30,
                                        (Unaudited)                     (Unaudited)

                                     1998            1997            1998           1997
                                ------------    ------------    ------------    ------------
Revenue .....................   $  5,764,125    $  1,267,375    $  8,985,143    $  3,187,301
                                ------------    ------------    ------------    ------------
Expenses:
   Cost of revenues .........      2,967,423         813,945       4,580,429       1,720,995
   General and administrative
    expenses ................      1,825,542         513,097       3,035,040       1,023,774

   Other ....................           --             4,911            --             4,911
                                ------------    ------------    ------------    ------------

         Total expenses .....      4,792,865       1,331,953       7,615,469       2,749,680
                                ------------    ------------    ------------    ------------

Earnings before interest,
 taxes, depreciation and
 amortization ...............        971,160         (64,578)      1,369,674         437,621
Depreciation and amortization        338,516         104,690         486,309         187,030

Interest expense, net .......        251,397          50,129         388,339          58,489
                                ------------    ------------    ------------    ------------

Net income (loss) ...........        381,247        (219,397)        495,026         192,102


Accumulated deficit-beginning
  of year ...................    (19,775,154)    (19,999,790)    (19,888,933)    (20,411,289)

Accumulated deficit-end of
  periods ...................   $(19,393,907)   $(20,219,187)   $(19,393,907)   $(20,219,187)

Earnings (loss) per share of
  common stock:

    Basic earnings (loss) per
      share .................   $        .02    $       (.05)   $        .03    $        .06
                                ============    ============    ============    ============
        Diluted earnings per
          share .............   $        .02    $       --      $        .03    $        .04
                                ============    ============    ============    ============

Weighted average shares
outstanding:

       Primary ..............     18,441,592       4,375,857      17,272,812       2,986,489
                                ============    ============    ============    ============

       Diluted ..............     19,994,311            --        18,785,690       4,383,106
                                ============    ============    ============    ============

                 See Notes to Consolidated Financial Statements

                       MEDICAL INDUSTRIES OF AMERICA, INC.
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS



                                                            1998         1997
                                                       -----------    ---------
Operating activities:

Net income .........................................   $   495,026    $ 192,102
Adjustments to reconcile net income to
net cash (used in) provided by operating
activities:
     Depreciation and amortization .................       486,309      187,030
     Minority Interest .............................          --         (3,129)
     Loss on disposition of property and
       equipment ...................................          --          2,544
     Common stock issued for services
       rendered ....................................          --        822,502
     Net proceeds from litigation settlement .......          --        635,103
Changes in assets and liabilities:
        (Increase) decrease in:
        Trade accounts receivable ..................    (3,193,786)    (484,635)
        Inventories of medical supplies ............       (11,130)     (13,126)
        Asset held for sale ........................          --       (100,000)
        Prepaid expenses and other current
        assets .....................................      (303,476)    (220,744)
        Other assets ...............................      (382,292)      (1,897)
        Accounts payable ...........................       902,971       60,411
        Accrued liabilities ........................        27,674     (123,032)
        Due to related parties .....................          (426)        --
                                                       -----------    ---------
   Net cash  (used in) provided by
     operating activities ..........................    (1,979,130)     953,129
                                                       -----------    ---------
Investing activities:

Issuance of notes receivable .......................      (410,000)    (697,822)
Payment of notes receivable ........................       498,254      117,002
Purchase of property and equipment .................      (204,915)    (233,179)
                                                       -----------    ---------
   Net cash (used in) investing activities .........      (116,661)    (813,999)
                                                       -----------    ---------
Financing activities:
Proceeds from long term debt .......................     2,050,107       34,000
Proceeds from convertible subordinated
debentures .........................................       367,500      216,576
Payments of capital lease obligations ..............       (88,753)     (60,436)
Payments of long term debt .........................      (349,881)    (154,052)
                                                       -----------    ---------
   Net cash provided by financing activities .......     1,978,973       36,088
                                                       -----------    ---------

Net (decrease) increase in cash ....................      (116,818)     175,218
Cash at the beginning of period ....................       996,250      241,461
                                                       -----------    ---------
Cash at the end of period ..........................   $   879,432    $ 416,679
                                                       ===========    =========

Supplemental disclosure of cash flow information:

Interest paid .....................................    $   356,339   $  11,708
                                                       ===========   =========

Supplemental disclosure of non-cash investing and financing activities:

Non-cash aspects of the acquisition of Florida Physicians Internet, Inc.:

     Fair value of assets acquired ................         653,048
     Accrued payment for acquisition...............       1,415,000
     Preferred shares to be issued in
   connection with acquisition ....................         832,000


      On April 1, 1998, the Company exchanged 680,000 common shares of the Company and a note payable in the amount of $90,000 to acquire 100% of the outstanding common stock of PCS.

      On April 1, 1998, the Company exchanged 607,500 common shares of the Company valued for an 81% interest in Ivanhoe.

                       MEDICAL INDUSTRIES OF AMERICA, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               AS OF JUNE 30, 1998
                                   (UNAUDITED)


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

      The Company's Consolidated Financial Statements include the Company's wholly-owned subsidiaries: Heart Labs of America, Inc. ("HLOA"), Florida Physicians Internet, Inc. ("FPII"), PRN of North Carolina, Inc. ("PRN"), Care America Integrated Health Services, Inc.("Care America"), Global Air Rescue, Inc., Global Air Charter, Inc. ("Global"), Medical Billing of America, Inc. ("MBOA"), Pharmacy Care Specialists, Inc. ("PCS") and its 81% owned subsidiary Ivanhoe Medical Systems, Inc. ("Ivanhoe") and a 51% owned subsidiary Clearwater Jet Center, Inc. ("Clearwater").

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

Earnings (Loss) Per Common Share

      Basic earnings (loss) per common share is calculated by dividing earnings by the weighted average common shares outstanding. Diluted earnings per share have been computed based on the assumption that all of the convertible preferred stock is converted into common shares, and that all stock options and warrants where the exercise price is less than the market value have been considered exercised under the treasury stock method. Under this assumption, the weighted average number of common shares outstanding has been increased accordingly.

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

Note 2 - Merger Agreement

      Medical Industries of America, Inc. ("MIOA") executed a definitive agreement with privately held Physician Health Corporation ("PHC") on August 3, 1998. Pursuant to the MIOA Agreement, PHC common shareholders will receive 1.91 common shares of MedSurg for each common share of PHC. All of PHC's convertible preferred stock will be exchanged into preferred stock of MIOA, and the conversion ratio of the preferred stock will be adjusted to reflect the 1.91 exchange ratio. PHC shareholders, on a fully diluted basis, are expected to hold approximately 74 percent of the combined company. The proposed combination, which will be accounted for as a purchase, is expected to be tax free for PHC shareholders.

      The respective Board of Directors for MIOA and PHC have both approved the merger. The Annual Shareholders Meeting for MIOA is anticipated to be scheduled early in the fourth quarter of 1998. MIOA common stock currently trades on the Nasdaq SmallCap Market. Effective with the merger, the combined Company's name will be changed to MedSurg Ancillaries, Inc. ("MedSurg"). The Merger Agreement provides for: the approval of the National Association of Security Dealers
(NASD) for continued listing of the combined company by the Nasdaq SmallCap Market; approval from the shareholders of both companies; MIOA obtaining a $3.0 million loan from PHC on or before August 14, 1998 for acquisitions and expansion purposes; the ability to terminate by either MIOA or PHC if the average MIOA stock price under certain conditions is less than $1.50, subject to certain upward adjustments, or greater than $4.00 per share; and other customary conditions.

Note 3 - Business Acquired

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

      Effective April 1, 1998, the Company acquired 100% of the outstanding stock of PCS in exchange for 680,000 shares of the Company's common stock, $90,000 in cash and a predetermined number of shares issued under an "earn-out" financing arrangement whereby shares to be issued upon PCS achieving pre-set earnings benchmarks. The acquisition has been accounted for using the purchase method of accounting and the net assets and revenue and expenses of PCS will be included in the Company's consolidated financial statements from the date of acquisition.

      On August 6, 1998, the Company acquired 100% of the outstanding stock of David S. Klein, M.D.,P.C. in exchange for $3,300,000 in common stock of the Company of which $1,320,000 is paid at closing and the balance to be based on an earn-out.

Note 4 - Financing Activity

      On April 27, 1998, the Company executed a promissory note from a bank in the amount of $600,000, which is due on demand and calls for monthly interest at prime plus 1 1/2%.

      On June 10, 1998, the Company issued $360,000 of subordinated debentures which calls for semi-annual interest payments at 10%, with the principal and unpaid accrued interest due December 10, 2000. The holders of the subordinated debentures received options to purchase 121,750 shares of the Company's common stock at an exercise price of $1.50.

      Effective July 21, 1998, the Company executed a two year line of credit to borrow up to $1,500,000. The line is collateralized by accounts receivable from four subsidiaries and calls for monthly interest at prime plus 2.65% plus monthly fees.

      On July 31, 1998, the Company issued $3,000,000 of 6% convertible A debentures, calling for semi-annual interest with a maturity date of July 29, 2001. The holders of the 6% convertible A debentures received options to purchase 300,000 shares of the Company's common stock at an exercise price of $2.50.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

COMPARISON OF THE RESULTS OF OPERATIONS FOR SIX MONTHS ENDED JUNE 30, 1998 AND JUNE 30, 1997

      Total revenues from operations increased to $8,985,143 for the six months ended June 30, 1998 as compared to $3,187,301 for the six months ended June 30, 1997, principally as a result of the acquisitions of PRN, Care America, Global, Ivanhoe, PCS and sales at HLOA.

      Cost of revenues, which included medical supplies, technical salaries and benefits and other expenses directly associated with the Company's revenues increased to $4,580,429 from $1,720,995 for the six months ended June 30, 1998 and 1997, respectively. This increase is primarily due to the acquisitions of PRN, Care America, Global, Ivanhoe, PCS and the cost of sales at HLOA.

      General and Administrative expenses increased to $3,035,040 for the six months ended June 30, 1998 compared to $1,023,774 for the six months ended June 30, 1997. This increase is primarily due to the acquisitions.

      Interest expense increased to $388,339 for the six months ended June 30, 1998 as compared to $58,489 for the six months ended June 30, 1997. This increase is primarily attributable to interest on the airplane loans acquired as part of the acquisition of Global Air Rescue, Inc.

      Net income increased to $495,026 for the six months ended June 30, 1998 as compared to a net income of $192,102 for the six months ended June 30, 1997 resulted from increases in income from sales at HLOA and acquisitions.

      In April 1998, the Company refinanced certain debt on the aircrafts calling for interest at 9.75% payable over a seven year period with a ten year amortization.

      The Company had working capital of $793,365 at June 30, 1998 compared to working capital deficiency of $403,353 at June 30, 1997.

COMPARISON OF THE RESULTS OF OPERATIONS FOR THREE MONTHS ENDED JUNE 30, 1998 AND JUNE 30, 1997

      Revenues increased to $5,764,125 for the three months ended June 30, 1998 from $1,267,375 for the three months ended June 30, 1997, principally as a result of acquisitions and sales at HLOA.

      Cost of revenues, which included medical supplies, technical salaries and benefits and other expenses directly associated with the Company's services increased to $2,967,423 from $813,945 for the three months ended June 30, 1998 and 1997, respectively. This increase is a result of acquisitions and the costs associated with sales at HLOA.

      General and Administrative expenses increased to $1,825,542 for the three months ended June 30, 1998 compared to $513,097 for the three months ended June 30, 1997. This increase is a result of acquisitions.

      Interest expense increased to $251,397 for the three months ended June 30, 1998 as compared to $50,129 for the three months ended June 30, 1997. The increase is due to the financing of the aircrafts of the Global companies.

      Net income for the three months ended June 30, 1998 was $381,247 compared to a net loss of $219,397 for the three months ended June 30, 1997. This increase is due to net income generated from the acquisitions and from sales at HLOA.

                                     PART II

                                OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS

      The Company is a defendant in a complaint for declaratory action filed by Westmark Group Holdings, Inc. ("Westmark") on June 23, 1998 in the Circuit Court of the 15th Judicial Circuit in and for Palm Beach County, Florida, Case # 98 005545 AG. The plaintiff, Westmark, requests the Court to find that the Company is not entitled to receive any additional shares of its stock based upon a 1997 settlement agreement between the parties. The Company believes that the anti-dilution provisions of the settlement agreements were not abrogated by certain unperformed conditions on the part of Westmark and that the Company is entitled to have registered in its name 49% of the outstanding shares of Westmark. Alternatively, if the conditions of the settlement agreements were satisfied, the Company is of the opinion that Westmark is in breach of its obligation to pay, in accordance with the agreed upon terms, its debt to the Company in the original principal amount of $1,953,000. Failing the amicable resolution of this matter pursuant to settlement negotiations which the parties are presently engaged, the Company will file counterclaims to plaintiff's complaint seeking appropriate redress. The resolution of this matter, either as a result of settlement negotiations or court order, will not, in the opinion of management, have any material adverse affect on the Company's financial position.

ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS

      During the second quarter of 1998, the Company issued 1,417,875 shares of unregistered common stock as part of the acquisitions of Ivanhoe, PCS and Care America.

      In April 1998, the Company issued 6,504 shares of unregistered common stock for settlement of litigation.

      On June 10, 1998, the Company issued $360,000 of subordinated debentures which calls for semi-annual interest payments at 10%, with the principal and unpaid accrued interest due December 10, 2000. The holders of the subordinated debentures received options to purchase 121,750 shares of the Company's common stock at an exercise price of $1.50.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

      None

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE SECURITY HOLDERS

      None

ITEM 5.     OTHER INFORMATION

      Medical Industries of America, Inc. ("MIOA") executed a definitive agreement with privately held Physician Health Corporation ("PHC") on August 3, 1998. Pursuant to the MIOA Agreement, PHC common shareholders will receive 1.91 common shares of MedSurg for each common share of PHC. All of PHC's convertible preferred stock will be exchanged into preferred stock of MIOA, and the conversion ratio of the preferred stock will be adjusted to reflect the 1.91 exchange ratio. PHC shareholders, on a fully diluted basis, are expected to hold approximately 74 percent of the combined company. The proposed combination, which will be accounted for as a purchase, is expected to be tax free for PHC shareholders.

      The respective Board of Directors for MIOA and PHC have both approved the merger. The Annual Shareholders Meeting for MIOA is anticipated to be scheduled early in the fourth quarter of 1998. MIOA common stock currently trades on the Nasdaq SmallCap Market. Effective with the merger, the combined Company's name will be changed to MedSurg Ancillaries, Inc. ("MedSurg"). The Merger Agreement provides for: the approval of the National Association of Security Dealers
(NASD) for continued listing of the combined company by the Nasdaq SmallCap Market; approval from the shareholders of both companies; MIOA obtaining a $3.0 million loan from PHC on or before August 14, 1998 for acquisitions and expansion purposes; the ability to terminate by either MIOA or PHC if the average MIOA stock price under certain conditions is less than $1.50, subject to certain upward adjustments, or greater than $4.00 per share; and other customary conditions.

      As further discussed in Part I, Item 2, the Company closed a $1,500,000 line of credit.

      As further discussed in Part I, Item 2, the Company issued $3,000,000 of 6% convertible A debentures.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8K

      (a)    Reports on Form 8K

      8-K filed on April 28, 1998 describing the proposed merger with Physician Health Corporation ("PHC") with and into the Registrant that if consummated would result in a change of control of the Registrant.

                                   SIGNATURES

      In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                       MEDICAL INDUSTRIES OF AMERICA, INC.
                                  (Registrant)




AUGUST 12, 1998   By:   /s/ MICHAEL F. MORRELL
(Date)                  Michael F. Morrell, Chairman of the Board & Chief
                        Executive Officer

AUGUST 12, 1998   By:   /s/ PAUL C. PERSHES
(Date)                  Paul C. Pershes, President & Chief Financial Officer

AUGUST 12, 1998   By:   /s/ LINDA MOORE
(Date)                  Linda Moore, Senior Vice President

AUGUST 12, 1998   By:   /s/ ARTHUR KOBRIN
(Date)                  Arthur P. Kobrin, Senior Vice President of Financial
                        Operations