Form 10-Q
period 1998-09-30
MEDICAL INDUSTRIES OF AMERICA INC
filed 1998-11-17
CIK 887904

Form 10-QSB

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549



          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998

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


         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report(s)), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 20,362,092 shares of common stock, no par value, were outstanding as of September 30, 1998.

              Transitional Small Business Issuer: Yes __ No X

                       MEDICAL INDUSTRIES OF AMERICA, INC.

                   10-QSB/A - QUARTER ENDED SEPTEMBER 30, 1998


                                      INDEX

FORM 10-QSB    FORM 10-QSB         FORM 10-QSB
PART NO.       ITEM NO.                     DESCRIPTION                                                   PAGE NO.

I.                                 FINANCIAL INFORMATION

                    1.             Financial Statements

                             -     Condensed Consolidated Balance
                                   Sheet as of  September 30, 1998                                            3

                             -     Condensed Consolidated Statements of Operations
                                   and Accumulated Deficit for the Three and Nine
                                   Months Ended September 30, 1998 and 1997                                   5

                             -     Condensed Consolidated Statements of Cash
                                   Flows for the Nine Months Ended
                                   September 30, 1998 and 1997                                                6

                             -     Notes to Condensed Consolidated Financial
                                   Statements                                                                 8

                    2.             Management's Discussion and Analysis
                                   or Plan of Operations                                                     10

II.                                OTHER INFORMATION

                                   1.  Legal Proceedings                                                     14
                                   2.  Changes in Securities                                                 14
                                   3.  Defaults Upon Senior Securities                                       14
                                   4.  Submission of Matters to a Vote Security Holders                      15
                                   5.  Other Information                                                     15
                                   6.  Exhibits and Reports on Form 8-K                                      15

                                            Signatures

                       MEDICAL INDUSTRIES OF AMERICA, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                            AS OF SEPTEMBER 30, 1998
                                   (Unaudited)

                                     ASSETS


CURRENT ASSETS:

  Cash and cash equivalents ...................................    $    990,094
  Trade accounts receivable, net ..............................       5,185,182
  Current portion of notes  and mortgage receivables ..........         234,133
  Inventory of medical supplies ...............................         140,769
  Prepaid expenses and other current assets ...................         893,165
                                                                   ------------
    Total current assets ......................................       7,443,343



PROPERTY AND EQUIPMENT:

  Mobile cardiac catheterization laboratory
   and medical equipment ......................................       2,147,692
  Furniture and office equipment ..............................       1,097,123
  Aircraft and related equipment ..............................      11,723,635
  Building and building improvements ..........................         116,899
                                                                   ------------
                                                                     15,085,349
  Less accumulated depreciation and amortization ..............      (4,428,339)

    Property and equipment-Net ................................      10,657,010



OTHER ASSETS:

  Notes and mortgage receivables, less current maturities .....          99,123
  Goodwill ....................................................       4,718,760
  Investment in equity securities .............................       3,211,017
  License .....................................................         956,240
  Other assets ................................................       1,345,949
                                                                   ------------

    Total other assets ........................................      10,331,089

    TOTAL ASSETS ..............................................    $ 28,431,442
                                                                   ============


                 See Notes to Consolidated Financial Statements

                       MEDICAL INDUSTRIES OF AMERICA, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                            AS OF SEPTEMBER 30, 1998
                                   (Unaudited)

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:

  Accounts payable .............................................................   $  2,212,515
  Accrued liabilities ..........................................................        556,553
  Current portion of long term debt and notes payable ..........................      1,846,431
  Current portion of capital lease obligations .................................        135,125
  Convertible subordinated debentures ..........................................        125,000
                                                                                   ------------
    Total current liabilities ..................................................      4,875,624

LONG-TERM LIABILITIES:


  Long-term debt and notes payable - net of current portion ....................      6,684,698
  Convertible subordinated debentures ..........................................      3,367,500
  Due to related parties .......................................................        242,837
  Capital lease obligations, net of current portion ............................        715,820
                                                                                   ------------
       Total long-term liabilities .............................................     11,010,855

         Total Liabilities .....................................................     15,886,479

SHAREHOLDERS' EQUITY:


Preferred shares, 10,000,000 shares authorized, 27,250 shares issued and
 outstanding, Series B convertible shares, $10 stated value.....................        272,500
Common shares, no par value, 50,000,000 shares authorized, 20,362,092 shares
  issued and outstanding........................................................     35,329,220
Accumulated deficit.............................................................    (21,881,757)
Stock subscription receivable ..................................................     (1,175,000)
                                                                                   ------------
            Total shareholders' equity .........................................     12,544,963
                                                                                   ------------
      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ...............................   $ 28,431,442
--------------------------------------------------------------------------------   ============

                 See Notes to Consolidated Financial Statements

                       MEDICAL INDUSTRIES OF AMERICA, INC.
     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT

                                                                           Three Months Ended              Nine Months Ended
                                                                             September 30,                    September 30,
                                                                              (Unaudited)                      (Unaudited)

                                                                            1998             1997           1998           1997
                                                                       ------------    ------------    ------------    ------------
Revenue ............................................................   $  3,542,749    $    407,199    $ 10,743,820    $  2,114,176
Interest income ....................................................        135,449          36,483         281,552         120,816
                                                                       ------------    ------------    ------------    ------------
         Total .....................................................      3,678,198         443,682      11,025,372       2,234,992
                                                                       ------------    ------------    ------------    ------------
Expenses:
   Cost of revenues ................................................      1,443,532         254,506       5,358,301         998,757
   General and administrative expenses .............................      1,368,815         385,017       3,427,346         734,756
   Other ...........................................................          3,218            --             7,150           4,911
                                                                       ------------    ------------    ------------    ------------
            Total expenses .........................................      2,815,565         639,523       8,792,797       1,738,424
                                                                       ------------    ------------    ------------    ------------

Earnings before interest, taxes, depreciation and amortization
                                                                            862,633        (195,841)      2,232,575         496,568

Depreciation and amortization ......................................        545,687          87,363         951,123         269,393
Interest expense ...................................................        295,376          49,009         642,250          71,506
                                                                       ------------    ------------    ------------    ------------

Income (loss) from operations ......................................         21,570        (332,213)        639,202         155,669

Equity in net income (loss) of unconsolidated company
                                                                             78,984         (25,500)        136,413        (162,681)
                                                                       ------------    ------------    ------------    ------------
Income (loss) from continuing operations ...........................        100,554        (357,713)        775,615          (7,012)

   Merger costs ....................................................        117,748                         117,748

Loss from discontinued operations ..................................      1,476,098         143,649       1,598,704         439,429

Loss on disposal of discontinued operations
                                                                            678,529            --           678,529            --
                                                                       ------------    ------------    ------------    ------------
Net (loss) .........................................................     (2,171,821)       (501,362)     (1,619,366)       (446,441)

Accumulated deficit-beginning of period ............................    (19,709,936)    (20,356,368)    (20,262,391)    (20,411,289)
                                                                       ------------    ------------    ------------    ------------

Accumulated deficit-end of periods .................................   $(21,881,757)   $(20,857,730)   $(21,881,757)   $(20,857,730)
                                                                       ============    ============    ============    ============

Earnings (loss) per share of common stock:
      Primary:
     Income (loss) from continuing operations.......................   $        .01    $       (.06)   $        .04    $       --
   Merger costs ....................................................           --              --              --              --
   Loss from discontinued operations ...............................           (.08)           (.02)           (.09)           (.10)
     Loss from disposal of discontinued operations
                                                                               (.04)           --              (.04)           --
                                                                       ------------    ------------    ------------    ------------
   Net (loss) ......................................................   $       (.11)   $       (.08)   $       (.09)   $       (.10)
                                                                       ============    ============    ============    ============
Weighted average shares outstanding,
          Basic ....................................................     19,472,557       5,882,999      18,398,760       4,495,398
                                                                       ============    ============    ============    ============

                 See Notes to Consolidated Financial Statements

                              MEDICAL INDUSTRIES OF
                                  AMERICA, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                       1998            1997
                                                                                  -----------    -----------
Operating activities:
Income (loss) from continuing operations ......................................   $   775,615    $    (7,012)
(Loss) from discontinued operations ...........................................    (1,598,704)      (439,429)
(Loss) from disposal of discontinued operations ...............................      (678,529)          --
Writedown of merger costs .....................................................      (117,748)          --
Adjustments to reconcile net (loss) to net cash Provided by (used in) operating activities:
       Depreciation and amortization ..........................................       951,123        269,393
       Loss on disposition of property and equipment ..........................          --            2,544
       Common stock issued for services rendered ..............................        22,894        822,502
       Net proceeds from litigation settlement ................................          --        1,737,760
       Equity in income (loss) from unconsolidated subsidiary .................      (136,413)       162,681
       Changes in assets and liabilities:
          (Increase) decrease in:
          Trade accounts receivable ...........................................    (2,914,041)      (631,252)
          Litigation receivable ...............................................          --       (1,500,000)
          Inventories of medical supplies .....................................       (31,153)        (9,631)
          Prepaid expenses and other current assets ...........................      (499,419)       (91,128)
          Other assets ........................................................      (564,840)       (35,496)
          Increase (decrease) in:
          Accounts payable ....................................................       751,254        129,051
          Accrued liabilities .................................................       141,701       (155,579)
                                                                                  -----------    -----------
      Net cash  provided by (used in) operating activities ....................    (3,898,260)       254,404
                                                                                  -----------    -----------

Investing activities:
Purchase of equity securities .................................................          --         (300,000)
Issuance of notes receivable ..................................................      (805,468)      (697,822)
Payment of notes receivable ...................................................       852,010        163,393
Purchase of property and equipment ............................................    (1,107,130)      (314,857)
Purchase of goodwill ..........................................................      (313,760)       (16,000)
                                                                                  -----------    -----------
   Net cash (used in) investing activities ....................................    (1,374,348)    (1,165,286)
                                                                                  -----------    -----------

Financing activities:
Proceeds from long-term debt ..................................................     3,395,179        431,271
Payment of note payable .......................................................    (1,022,067)          --
Proceeds from the issuance of common stock ....................................          --        1,102,465
Repurchase of debentures ......................................................      (275,000)          --
Proceeds from issuance of debentures ..........................................     3,367,500
Payments of capital lease obligations .........................................      (127,480)       (39,127)
Payments of long-term debt ....................................................       (34,332)      (154,052)
                                                                                  -----------    -----------
   Net cash provided by financing activities ..................................     5,303,800      1,340,557
                                                                                  -----------    -----------

Net increase in cash ..........................................................        31,192        429,675
Cash at the beginning of period ...............................................       958,902        241,461
                                                                                  -----------    -----------
Cash at the end of period .....................................................   $   990,094    $   671,136
                                                                                  ===========    ===========

Supplemental disclosure of cash flow information:

Interest paid ........................             $536,927             $ 48,329
                                                   ========             ========

Supplemental disclosure of non-cash investing and financing activities:



Effective September 1, 1998, the Company exchanged 880,000 common shares of the Company to acquire 100% of the outstanding common stock of Valley Pain Centers, Inc.

On April 1, 1998, the Company exchanged 680,000 common shares of the Company and a note payable in the amount of $90,000 to acquire 100% of the outstanding common stock of Pharmacy Care Specialists.

On April 1, 1998,the Company exchanged 607,500 common shares of the Company valued for an 81% interest in Ivanhoe Medical Systems, Inc.

                       MEDICAL INDUSTRIES OF AMERICA, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                            AS OF SEPTEMBER 30, 1998
                                   (UNAUDITED)


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

         The Company's Consolidated Financial Statements include the Company's wholly-owned and substantially owned subsidiaries: Heart Labs of America, Inc. ("HLOA"), Global Air Rescue, Inc., Global Air Charter, Inc. ("Global"), Pharmacy Care Specialists, Inc. ("PCS"), Ivanhoe Medical Systems, Inc. ("Ivanhoe"), Valley Pain Centers, Inc. ("Valley") and Clearwater Jet Center, Inc. ("Clearwater").

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

Earnings (Loss) Per Common Share

         Basic earnings (loss) per common share is calculated by dividing earnings by the weighted average common shares outstanding. Diluted earnings per share is computed based on the assumption that all of the convertible preferred stock is converted into common shares, and that all stock options and warrants where the exercise price is less than the market value have been considered exercised under the treasury stock method. For all periods presented, there is no diluted earnings per share computation because the effect would be anti-dilutive.

Goodwill

         Goodwill was recorded at cost and is amortized using the straight-line method over twenty-five years.

         The Company periodically evaluates the recovery of the carrying amount of intangibles by determined if any impairment indicators are present. These indicators include management's plans for the division, income derived from business acquired and other factors. If this review indicates that intangibles will not be recoverable, as principally determined based on the estimated undiscounted cash flows of the entity over the remaining amortization period, the Company's carrying value of the intangibles is reduced by the amount the carrying value exceeds its fair value.

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

Note 2 - Terminated Merger Agreement


         On September 16, 1998, the Company terminated the Merger Agreement with Physician Health Corporation ("PHC") in accordance with the termination provisions of the Definitive Merger Agreement dated August 3, 1998. The Company determined that consummating a merger with PHC at that time was not in the best interest of the Company and its shareholders.

Note 3 - Business Acquired

         Effective September 1, 1998, the Company acquired 100% of the outstanding common stock of Valley Pain Centers, Inc. ("Valley") f/k/a David S. Klein, M.D., P.C. ("Klein") in exchange for $3,300,000. $1,320,000 was paid at closing with the balance of $1,980,000 payable in annual installments over a three-year period. The purchase price will be paid in restricted common stock valued at $1.00 per share. The installment portion of the purchase price is conditioned upon Valley earning at least $1,100,000 in pre-tax profits in each of the first three years subsequent to September 1, 1998. If the earnings threshold is not reached, the installment payments will be substantially reduced. David S. Klein, M.D. has the right to receive up to 45% of each installment payment in cash. The acquisition has been accounted for using the purchase method of accounting and the net assets and revenue and expenses of Valley will be included in the Company's consolidated financial statements from the date of acquisition.

         In addition to the purchase price, David S. Klein, M.D. has the right to earn options to purchase common stock of the Registrant at a rate of 112,000 options per each $1,000,000 of the incremental consolidated earnings of the Company's interventional pain and sleep business. The options may be exercised at a strike price of $1.25 to $1.50 per share. These options were previously granted as part of the acquisition of Ivanhoe.

         Effective April 1, 1998, the Company acquired 81% of the outstanding stock of Ivanhoe in exchange for 607,500 shares of the Company's common stock valued at $1.50 and a predetermined number of options to be issued under an "earn-out" financing arrangement whereby options will be issued upon Ivanhoe achieving pre-set earnings benchmarks. The acquisition has been accounted for using the purchase method of accounting and the net assets and revenue and expenses of Ivanhoe will be included in the Company's consolidated financial statements from the date of acquisition. Effective September 1, 1998, the Company purchased the remaining 19% interest in Ivanhoe for cash and notes totaling $660,000.

         Effective April 1, 1998, the Company acquired 100% of the outstanding stock of PCS in exchange for 680,000 shares of the Company's common stock valued at $1.50 per share, $90,000 in cash and a predetermined number of shares issued under an "earn-out" financing arrangement whereby shares to be issued upon PCS achieving pre-set earnings benchmarks. The acquisition has been accounted for using the purchase method of accounting and the net assets and revenue and expenses of PCS will be included in the Company's consolidated financial statements from the date of acquisition.

         Effective December 31, 1997, the Company acquired 100% of the outstanding stock of Global Air Charter, Inc. and Global Air Rescue, Inc. and 51% of the outstanding stock of Clearwater Jet Center, Inc. in exchange for 3,609,286 common shares of the Company valued at $1.50 per share.

Note 4 - Discontinued Operations

         During the third quarter of 1998, the Company decided to no longer be in the management and ownership of physician practices. Accordingly, the Company is disposing of its physician practice and restructuring its physical therapy pain management company. The financial statements for the three and nine months ended September 30, 1998 and 1997 reflect the discontinuance and disposal of these operations.

Note 5 - Sale of Subsidiary

         During the third quarter of 1998, the Company repurchased the Company's common stock and cancelled the related note payable by returning to the former shareholders of Care America Integrated Health Services, Inc. ("Care America") the common stock in Care America.

Note 6 - Contingency

         During the three months ended June 30, 1998, the Company sold medical equipment to a national petroleum company in West Africa. Due to the social upheaval in this country, the collectability of the accounts receivable may be in question. If these amounts are not collected by December 31, 1998, then the Company will reserve the approximate $1,000,000 of potential loss.

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

 FORWARD LOOKING STATEMENT

         This Quarterly Report on Form 10-QSB contains forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the Company's actual results to differ materially from those indicated by such forward-looking statements. These factors include, without limitation, changes in the regulation of the healthcare industry at either the federal and state levels, changes in reimbursement for services by government or private payors, competitive pressures in the healthcare industry and the Company's response thereto, the Company's ability to obtain and retain favorable arrangements with third-party payors and general conditions in the economy.

         The following discussion of the Company's results of operations and financial condition should be read in conjunction with the Company's condensed consolidated unaudited Financial Statements listed in Part I, Item 1 and the Notes thereto appearing elsewhere in this Form 10-QSB, and the Company's audited Financial Statements listed in Item 7 and the Notes thereto appearing in the Company's 1997 Annual Report on Form 10-KSB.

COMPARISON OF THE RESULTS OF OPERATIONS FOR NINE MONTHS ENDED SEPTEMBER 30, 1998 AND SEPTEMBER 30, 1997

         Total revenues from continuing operations increased to $10,743,820 for the nine months ended September 30, 1998 as compared to $2,114,176 for the nine months ended September 30, 1997, principally as a result of the acquisitions of Global, Ivanhoe, PCS, Valley and equipment sales and internal growth.

         Cost of revenues, which included medical supplies, technical salaries and benefits and other expenses directly associated with the Company's revenues increased to $5,358,301 from $998,757 for the nine months ended September 30, 1998 and 1997, respectively. This increase is primarily due to the acquisitions of Global, Ivanhoe, PCS, Valley and the cost of equipment sales at HLOA.

         General and Administrative expenses increased to $3,427,346 for the nine months ended September 30, 1998 compared to $734,756 for the nine months ended September 30, 1997. This increase is primarily due to the general and administrative expenses of the acquired companies.

         Interest expense increased to $642,250 for the nine months ended September 30, 1998 as compared to $71,506 for the nine months ended September 30, 1997. This increase is primarily attributable to interest on the airplane loans acquired as part of the acquisition of Global Air Rescue, Inc. and the line of credit.

         Income from continued operations increased to $775,615 for the nine months ended September 30, 1998 as compared to a net loss of $7,012 for the nine months ended September 30, 1997.

         Due to the termination of the proposed merger in the third quarter of 1998 with Physician Health Corporation ("PHC"), the Company expensed $117,748 of costs relating to the merger.

         During the third quarter of 1998, the Company discontinued three subsidiaries; Florida Physicians Internet, Inc. ("FPII"), Medical Billing of America, Inc. ("MBOA") and PRN of North Carolina, Inc. ("PRN"). Loss from discontinued operations and cost of disposal totaled $2,277,233 for the nine months ended September 30, 1998 as compared to $439,429 for the nine months ended September 30, 1997.

         Net loss increased to $1,619,366 for the nine months ended September 30, 1998 as compared to a net loss of $446,441 for the nine months ended September 30, 1997 resulted from discontinued operations.

         The Company had working capital of $2,567,719 at September 30, 1998 compared to working capital surplus of $754,702 at September 30, 1997.

COMPARISON OF THE RESULTS OF OPERATIONS FOR THREE MONTHS ENDED SEPTEMBER 30, 1998 AND SEPTEMBER 30, 1997

         Revenues from continuing operations increased to $3,542,749 for the three months ended September 30, 1998 from $407,199 for the three months ended September 30, 1997, principally as a result of acquisitions and internal growth.

         Cost of revenues, which included medical supplies, technical salaries and benefits and other expenses directly associated with the Company's services increased to $1,443,532 from $254,506 for the three months ended September 30, 1998 and 1997, respectively. This increase is a result of acquisitions.

         General and Administrative expenses increased to $1,368,815 for the three months ended September 30, 1998 compared to $385,017 for the three months ended September 30, 1997. This increase is a result of acquisitions.

         Interest expense increased to $295,376 for the three months ended September 30, 1998 as compared to $49,009 for the three months ended September 30, 1997 primarily as a result of new borrowings.

         Due to the termination of the proposed merger with PHC, the Company expensed $117,748 of costs relating to the merger.

         The Company discontinued three subsidiaries; FPII, MBOA and PRN. Loss from discontinued operations and cost of disposal totaled $2,154,627 for the three months ended September 30, 1998 as compared to $143,649 for the three months ended September 30, 1997.

         Net loss, including those from discontinued operations, for the three months ended September 30, 1998 was $2,171,821 compared to a net loss of $501,362 for the three months ended September 30, 1997.

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

                                     PART II

                                OTHER INFORMATION


ITEM 1.           LEGAL PROCEEDINGS

         The Company entered into an exchange agreement with Westmark Group Holdings, Inc. ("WGHI") settling pending litigation all outstanding issues relating to the common and preferred shares of WGHI held by the Company. The agreement provided for conversion of $700,000 face amount Series C Convertible Preferred Stock of WGHI at a conversion price of $2.00 per share. WGHI also issued to the Company a two-year warrant to buy an additional 100,000 shares of WGHI common stock at $3.25 per share.

         The exchange agreement called for WGHI to return to the Company $1.725 million in the Company's Series B Preferred Stock with total cash payments of $277,500 which satisfied in full the debt obligation of approximately $1.85 million due the Company from WGHI.

         The exchange agreement also calls for WGHI to repurchase, at the Company's option, up to $1,000,000 worth of WGHI common stock owned by the Company over a two-year period based on WGHI's earnings not exceeding certain earnings per share levels. The shares are to be repurchased at prices ranging from $4.82 to $5.73 per share.

ITEM 2.           CHANGES IN SECURITIES AND USE OF PROCEEDS

         During the third quarter of 1998, the Company issued 1,320,000 shares of unregistered common stock in connection with the purchase of Valley. In connection therewith, the Company filed a Form 8-K on August 24, 1998

         On July 31, 1998, the Company issued $3,000,000 of 6% convertible A debentures, calling for semi-annual interest with a maturity date of July 29, 2001. The holders of the 6% convertible A debentures received options to purchase 300,000 shares of the Company's common stock at an exercise price of $2.50. The underwriter's received options to purchase 60,000 shares of the Company's Common Stock at an exercise price of $2.00. The convertible A debentures were issued through J.W. Genesis Financial Services Capital Markets and were issued to accredited investors. The total offering price was $3,000,000 and the underwriter's commission was $180,000.

         The debentures are convertible into the Company's Common Stock based on the lower of $2.00 per share or 82.5% of the 5 five day average closing bid price of the Company's Common Stock just prior to conversion.

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE SECURITY HOLDERS

         None

ITEM 5.           OTHER INFORMATION

         On September 16, 1998, the Company terminated the Merger Agreement with Physician Health Corporation ("PHC") in accordance with the termination provisions of the Definitive Merger Agreement dated August 3, 1998. The Company determined that consummating a merger with PHC at that time was not in the best interest of the Company and its shareholders. In connection therewith, the Company filed a Form 8-K on September 22, 1998.

         The Company entered into an exchange agreement with Westmark Group Holdings, Inc. ("WGHI") settling pending litigation all outstanding issues relating to the common and preferred shares of WGHI held by the Company. The agreement provided for conversion $700,000 face amount Series C Convertible Preferred Stock of WGHI at a conversion price of $2.00 per share. WGHI also issued to the Company a two-year warrant to buy an additional 100,000 shares of WGHI common stock at $3.25 per share.

         The exchange agreement also called for WGHI to return to the Company $1.725 million in the Company's Series B Preferred Stock with total cash payments of $277,500 which satisfied in full the debt obligation of approximately $1.85 million due the Company from WGHI.

         The exchange agreement also calls for WGHI to repurchase, at the Company's option, up to $1,000,000 worth of WGHI common stock owned by the Company over a two-year period based on WGHI's earnings not exceeding certain earnings per share levels. The shares are to be repurchased at prices ranging from $4.82 to $5.73 per share.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8K

         Reports on Form 8K

         8-K filed on August 18, 1998 describing the proposed merger with Physicians Health Corporation with and into the Registrant that if consummates would have resulted in a change of control of the Registrant.

         8-K filed on August 24, 1998 describing the acquisition of David S. Klein, M.D., P.C.

         8-K filed on September 22, 1998 describing the termination of the proposed merger with Physician Health Corporation with and into the Registrant.

         8-K/A filed on October 13, 1998 describing the acquisition of David S. Klein, M.D., P.C.

         8-K/A filed on October 23, 1998 describing the acquisition of David S. Klein, M.D., P.C

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                       MEDICAL INDUSTRIES OF AMERICA, INC.
                                  (Registrant)




NOVEMBER 12, 1998                   By:     /s/ MICHAEL F. MORRELL
-----------------                           ----------------------
(Date)                                      Michael F. Morrell, Chairman of the
                                             Board & Chief Executive Officer

NOVEMBER 12, 1998                   By:     /s/ PAUL C. PERSHES
-----------------                           ----------------------
(Date)                                      Paul C. Pershes, President

NOVEMBER 12, 1998                   By:     /s/ LINDA MOORE
-----------------                           ----------------------
(Date)                                      Linda Moore, Senior Vice President &
                                             Corporate Secretary

NOVEMBER 12, 1998                   By:     /s/ ARTHUR KOBRIN
-----------------                           ----------------------
(Date)                                      Arthur P. Kobrin, Senior Vice
                                             President of Financial Operations