Form 10KSB
period 1998-12-31
MEDICAL INDUSTRIES OF AMERICA INC
filed 1999-04-15
CIK 887904

U.S. Securities and Exchange Commission
                              Washington, DC 20549

                                   Form 10-KSB

      [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1998

      [ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934


           For the transition period from _________________ to ________________


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


      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No[ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

      State issuer's revenue for its most recent fiscal year. $14,731,326.

      The aggregate market value of the voting stock held by non-affiliates computed by reference to the last sales price on 3/31/99 was $9,469,741.

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. At 3/31/99 there were 27,462,368 shares of common stock outstanding.

                       MEDICAL INDUSTRIES OF AMERICA, INC.



                                    INDEX TO
                          ANNUAL REPORT ON FORM 10-KSB


                                     PART I

                                                                           PAGE
                                                                          ------
  Item 1    Description of Business                                          3
  Item 2    Description of Properties                                       22
  Item 3    Legal Proceedings                                               22
  Item 4    Submission of Matters to a Vote of Security Holders             23


                                     PART II

  Item 5    Market for Common Equity and Related Stockholder Matters        23
  Item 6    Management's Discussion and Analysis                            24
  Item 7    Financial Statements                                            28
  Item 8    Changes In and Disagreements with Accountants
              on Accounting and Financial Disclosure                        28


                                    PART III

  Item 9    Directors, Executive Officers, Promoters and Control Persons;
              Compliance with Section 16(a) of the Exchange Act             29
  Item 10   Executive Compensation                                          32
  Item 11   Security Ownership of Certain Beneficial Owners and Management  35
  Item 12   Certain Relationships and Related Transactions                  37
  Item 13   Exhibits and Reports on Form 8-K                                40

                                     PART I

ITEM 1.     DESCRIPTION OF BUSINESS

GENERAL

      Medical Industries of America, Inc. was incorporated in September 1989 in the State of Florida and has its principal executive offices at 1903 S. Congress Ave., Suite 400, Boynton Beach, Florida 33426, telephone number (561) 737-2227. Unless the context otherwise requires, all references to the "Company" include Medical Industries of America, Inc., its wholly owned subsidiaries and its majority-owned subsidiaries.

      The Company's active subsidiaries include: Global Air Charter, Inc., Global Air Rescue, Inc., a 51% ownership in Clearwater Jet Center, Inc., Ivanhoe Medical Systems, Inc., Tallahassee Sleep Disorders, Inc., Pharmacy Care Specialists, Inc., Valley Pain Centers, Inc., Heart Labs of America, Inc., and Your Good Health Network, Inc. and its wholly owned subsidiaries.

      The Company is in the business of developing integrated medical delivery services by providing diversified medical technologies, physical and pain rehabilitation, occupational and speech therapy, sleep apnea, diagnostic and treatment services, pharmaceutical services and international air ambulance transport.

                               BUSINESS OPERATIONS

AIR AMBULANCE TRANSPORT

      The Company is taking advantage of the growing air ambulance industry through its subsidiaries, Global Air Charter, Inc. and Global Air Rescue, Inc. (collectively "Global"), acquired December 31, 1997. Founded in 1992, Global offers national and international fixed-wing air ambulance transport services to ill, injured or otherwise incapacitated persons requiring relocation and possible emergency medical care during flight. Circumstances requiring Global's transport services include the relocation of patients requiring specialized medical procedures such as organ transplants, cancer treatment, specialized cardiac surgery, burn care, stroke care and advanced brain and spinal cord surgery, as well as transportation to hospitals and medical facilities recognized nationally for excellence in their respective fields. The flights are generally long distance in nature.

      Based in Clearwater, Florida, Global's aircraft fleet includes three extended range Model 36 Learjets, one Model 35 Learjet, one Model 25 Learjet and a Beechcraft Kingair C-90 Turboprop. Global has the competitive advantage generated by the long-range capabilities of its Model 36 Learjets offering worldwide, intercontinental response capabilities. It also has the added advantage of an in-house maintenance team, providing expedient flight readiness. Global's aircrafts are equipped with state-of-the-art medical equipment including the lifeport stretcher system, oxygen, suction pumps, compressed air and a 1500 watt AC inverter. Additional equipment includes the Siemens A G MiniMed III infusion pump, Propac 106 cardiac monitor, pulse oximeter and blood pressure monitor. A comprehensive drug and medical supply, including a full compliment of advanced cardiac life support drugs, makes the aircraft a state-of-the-art airborne critical care unit.

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

      As part of the acquisition, the Company granted stock options to two employees to acquire 49% of the issued and outstanding stock of Global under the following terms:

      (a) The option price per Option Share will be equal to eighty-five percent (85%) of the book value per share of Global's common stock for the five (5) business days immediately preceding the vesting date of such Option Shares.

      (b) The Option Shares shall vest at such time as Global or any of its subsidiaries undertake an initial public offering of their capital stock.

      (c) The right to exercise Option Shares shall expire (unless previously exercised) within one (1) year of vesting. Vested Option Shares shall be exercisable by Employee, in whole or in part, on or before such expiration by payment in full, in cash, by check or any other consideration permitted by applicable law, to MIOA of the aggregate option price for the Option Shares so acquired.

      (d) All unvested Option Shares shall be subject to immediate forfeiture upon Termination For Cause.

      (e) In the event of a Termination Without Cause, all unvested Option Shares shall immediately vest in full.

      Effective March 1, 1999, the Company acquired Air Response, Inc. ("ARI"), an air ambulance transport company with eleven fixed-wing aircraft based in Denver, Colorado, generating approximately $13,000,000 in annual revenues. ARI also has locations in New York, Florida and Kentucky. The Company acquired 100% of the issued and outstanding stock for 3,866,667 shares of the Company's common stock ($.75 a share). The Company will also issue up to $2,900,000 in convertible debentures (convertible into the Company's common shares at $1.00 a share) bearing interest at 9.5% a year based on future earnings over the next three years. The entire purchase price is represented by the fixed assets of ARI consisting of fixed-wing aircraft and medical equipment with a fair market value of $3,200,000.

PAIN AND REHABILITATION

      Your Good Health Network, Inc. ("YGHN") was acquired by the Company effective October 16, 1998. YGHN was founded in April 1997 by four individuals, three of whom founded and managed a similar company which went public and was subsequently acquired by a much larger NYSE company. The business objective of YGHN is to provide pain rehabilitation and occupational, speech and physical therapy services. YGHN intends to develop business operations within specific geographic locations which can create synergies and operating efficiencies and satisfy the cost containment requirements of significant payor sources.

      YGHN currently owns and operates twenty-five (25) rehabilitation and therapy clinics, operates physician sites in Boynton Beach and North Palm Beach, Florida.

      YGHN currently has a total of one hundred (100) people, including nine (9) employees in its corporate office providing management and administrative services through a staff leasing company. Each rehabilitation clinic typically has three staff, including two fully licensed therapists and an administrative secretary/rehabilitation aide. Physician offices typically have a staff of four, including a medical assistant, nurse, technician and clerical aide.

      YGHN services include: specialty programs like hyperbaric medicine, pain management and HIV primary care, coupled with traditional services such as primary care, orthopedic and neurological physician services and comprehensive rehabilitation. These services allow YGHN to be a unique health care provider. The physicians' component is focused on specialized clinical programs that complement the company's rehabilitation services. YGHN strategy is to provide services which are less reliant upon governmental reimbursement and to diversify its payor sources to more of a fee-for-service basis. YGHN is focused to be minimally reliant upon managed care payors.

      YGHN intends to integrate physician services through coordinated healthcare delivery programs and services. The number of physician practices that YGHN will own will be limited, in that only practices that complement overall strategy will be acquired. YGHN provides its administrative and managerial services on a contract basis to its own healthcare provider locations, with the main focus on positive cash flows from operations. The company also provides services to outside providers, on a fee-for-service or percentage-of-collection basis.

PHARMACY

      The Company acquired Pharmacy Care Specialists, Inc. ("PCS") in April of 1998. PCS is a closed network pharmacy. Located in Lakeland, Florida, PCS provides unit-dosed medications to over 2,000 residents in assisted-living facilities across Florida. PCS delivers medications to the facilities, provides training workshops and does third-party billing. The future of the pharmacy industry is in a transitional phase. The Company believes the area with potential for growth is in mail order pharmacy services. The insurance industry has, in recent years, expanded its involvement with mail order pharmacies. In essence, many insurance companies are requiring their policyholders to order, by mail, their medications from an approved, contracted pharmacy. This allows them to control expenses by stipulating the amount each medication will be sold for, thus allowing them to increase their profit margin. Realizing this, PCS has targeted its marketing efforts in this direction. As the population ages and expands and many of these older individuals relocate to Florida, the market for pharmaceuticals to assisted-living facilities and nursing homes increases as does the direct-mail pharmacy market.

SLEEP CENTERS

      Through its March 1998 acquisition of Ivanhoe Medical Systems, Inc., and its wholly owned subsidiary, Tallahassee Sleep Disorders, Inc. (collectively, hereinafter called "Ivanhoe"), the Company offers sleep and disordered breathing diagnostic programs to physicians and hospitals. Each Ivanhoe system uses the latest diagnostic equipment along with the proprietary DataSmart screening program, involving screening, home testing and testing in a complex lab. The majority of patients suffering from sleep disorders have obstructive sleep apnea ("OSA") and snoring. It has been estimated that 40 million people suffer from OSA and that 95% of these cases go undiagnosed and untreated. In the past several years, sleep center studies have been increasing by approximately 25% per year as technology and testing programs are improved. Most of the studies to date have been performed by hospitals and smaller, independent companies.

INTERVENTIONAL PAIN

      Effective September 1, 1998, the Company acquired Valley Pain Centers, Inc. ("Valley Pain Centers"). Valley Pain Centers is one of the largest outpatient pain diagnostic and treatment centers in the United States with offices in Staunton, Harrisburg, Charlottesville and Roanoke, Virginia.

CARDIOLOGY ANCILLARY SERVICES

      The Company, through its wholly owned subsidiary Heart Labs of America, Inc. ("HLOA"), currently operates three mobile cardiac catheterization laboratories which perform outpatient cardiology procedures and diagnostic tests. HLOA typically contracts with smaller, non-urban hospitals which may not have in-house cardiac catheterization capabilities, or larger hospitals which use the mobile labs for when they exceed their existing capacity.

      HLOA is accredited by the Joint Commission on Accreditation of Healthcare Organizations. During 1996 and 1997, HLOA went through an extensive standard review of the medical procedures and operations of the mobile labs to become reaccredited. HLOA was granted recertification effective through September 1999.

DISCONTINUED OPERATIONS

      During the third quarter of 1998, the Company decided to discontinue its management and ownership of its cardiac physician practice. Accordingly, the Company disposed of this physician practice in Kissimmee, Florida. The Company has also restructured the PRN business. The financial statements reflect the discontinuance and disposal of these operations.

      With respect to the discontinuation of its physician practice in Kissimmee, Florida, the Company entered into a Settlement Agreement with Dr. A. Razzak Tai effective December 31, 1998. In settlement of all matters between the parties including, without limitation, all issues with respect to the acquisition of Florida Physicians Internet, Inc. ("FPII") by the Company and the employment of Dr. Tai, the Company agreed to provide Dr. Tai or his assigns with the following: (i) 400,000 shares of the Company's common stock, which was previously provided at the initial closing; (ii) approximately $140,000 in cash;
(iii) 150,000 options to purchase the Company's stock, all of which were previously granted; and (iv) certain furniture, fixtures, equipment, supplies and leases. In exchange, Dr. Tai has executed a complete release in favor of the Company and has forfeited all rights he may have with respect to any additional MIOA stock, options, compensation or other consideration.

      In January 1999, the Board of Directors approved the sale of the mobile cath lab business which had an operating loss of $665,617 through December 31, 1998. The Company is in the process of selling the business.

SALE OF SUBSIDIARY

      During the third quarter of 1998, the Company repurchased substantially all of the Company's common stock and cancelled the related note payable by returning to the former shareholders of Care America Integrated Health Services, Inc. ("Care America") the common stock in Care America.

PENDING ACQUISITIONS

      AESI. The Company and American Enterprise Solutions, Inc. ("AESI") have entered into a Stock Exchange Agreement whereby upon the closing, AESI will become a wholly-owned subsidiary of MIOA. The Exchange Agreement provides that each shareholder of AESI will receive four (4) shares of MIOA's common stock for each share of AESI stock they own. It is anticipated, based upon the number of shares presently outstanding and pending acquisitions, that the shareholders of AESI will own approximately 50 percent of MIOA.

      AESI is a Florida corporation that designs, develops, implements and is in the process of operating internet multi-media healthcare networks called "Community Health Information Utilities" ("CHIUs"). These internet-base utilities will allow for the electronic connecting of all healthcare-trading partners. The healthcare trading partners include doctors, hospitals, consumers, patients, employers, governments, managed-care companies, insurance companies and all other providers and organizations. AESI also develops, manages and owns community healthcare delivery systems, called "Community Health Enterprises" ("CHEs"). The CHEs are healthcare enterprises that create a single-source delivery system by incorporating and integrating all healthcare delivery services into single-source delivery system. At the core of each enterprise is a CHIU.

      The CHIU is designed to provide, over the internet, clinical pathways and quality assurance applications and systems to maximize the flow of patient data and increase the ability of the physician, hospital, ancillary service and diagnostic center to service the patient. It is believed that the integration of the entire healthcare delivery system, through the use of these technologies, will create substantial reductions in healthcare costs and provide improved profits over existing healthcare models.

      Management believes, although no assurance can be given, the acquisition of AESI will catapult the Company into the healthcare internet business allowing the Company to utilize the benefits of advanced internet technologies to improve the quality of healthcare services while increasing profitability. It is anticipated that the internet will provide the Company and its clients the opportunity to reduce costs and provide additional profit centers. The Company's strategic plan in respect to the use of the internet along with its new proprietary technologies is to re-empower patients and doctors in the management of their healthcare.

      The closing of the contemplated transaction is conditioned upon completion of satisfactory due diligence and unqualified audits and SEC and shareholder approval. Accordingly, no assurance can be given that the acquisition will be completed or, if completed, that the combined companies will be successful.

      MED VENTURES. On December 21, 1998 and modified in April 1999, the Company entered into a formal letter of intent to acquire privately held Med Ventures, Inc. ("Med Ventures") headquartered in Columbia, South Carolina. Med Ventures was organized in 1996 and currently owns, operates and manages pulmonary clinics, multi-specialty clinics, a medical management company, and a Telemedicine center. Med Ventures has represented to the Company that its current annual revenues run rate is approximately $12,000,000 with estimated income before taxes of approximately $1,500,000.

      It is anticipated that upon closing Ronald Mills, Sr., current CEO and President of Med Ventures, will be appointed to the board of the Company. Prior to founding Med Ventures in 1995, Mr. Mills was founder and CEO of Extracare Medical Services, a regional pediatric high-tech homecare company which was acquired in 1994 by American Home Patient Centers. Mr. Mills is a former Chairman of the Health Industry Distributors Association, a Washington, DC-based association which represents medical distributors and providers throughout the world. The Company believes that, aside from bringing to the Company a well run organization with significant profit potential, the Company will gain the proven leadership and experience in healthcare management of Mr. Mills and the Med Ventures management team. Management believes that the formulation of the new management team, along with the technology and systems approach to medical technology management which is being acquired through this acquisition, will position the Company as an emerging leader in the medical ancillary service business.

      The amended letter of intent provides that the Company will acquire all of the issued and outstanding stock of Med Ventures in accordance with the tax-free reorganization rules and regulations. The purchase price for the stock shall equal: the consolidated net taxable income of Med Ventures for its fiscal year, as defined, utilizing generally accepted accounting principles ("Income") multiplied by four (4); and the resulting product shall be reduced by the Company's consolidated liabilities (excluding trade payables). The Company shall pay 50 percent of the purchase price at closing and 25 percent per year for each of the first two (2) years following the closing, provided Med Ventures meets certain earnings targets. In the event the Income amount is not realized, the payments will be adjusted downward. The Purchase Price shall be paid in restricted common stock of the Company which shall be valued for these purposes at $.75 per share.

      The acquisition of Med Ventures is conditioned upon: (i) the parties entering into a mutually agreeable purchase agreement, and (ii) completion of satisfactory due diligence and unqualified audits, as necessary. Accordingly, no assurance can be given that this acquisition will be completed or, if completed, that Med Ventures will be profitable.

CYBERCARE

      On March 31, 1999, the Company and CyberCare, Inc. ("CyberCare") entered into a letter of intent whereby the Company will acquire all the issues and outstanding common stock of CyberCare. The terms of the letter of intent provide that the CyberCare shareholders will receive one (1) share of the Company's common stock for each share of stock they own in CyberCare. There are presently approximately 6,700,000 shares of capital stock of CyberCare issued and outstanding. The Company's common stock was valued for purposes of this acquisition at $1.50 per share. Additional shares will be issued if such market value is not maintained at certain times.

      CyberCare is an Internet-based solution and interactive system that provides products and services to support remote delivery of care, patient monitoring and education to the U.S. healthcare market. CyberCare's patented routing technology, product and business strategy create the opportunity to capture a significant share of the growing market for remote interactive healthcare delivery.

      CyberCare's product offering includes two major components: (i) a portable, computer-based system, assembled from off-the-shelf components and interfaced through the Company's proprietary software, called the Personal Care Management System (PCMS); and (ii) network services that operate in a routed TCP/IP environment (the Internet protocol), delivering audio and video two-way interaction between patients and providers. In addition, the system offers automatic collection, transmission and storage of vital sign data (e.g., blood pressure, heart rate, blood-oxygen level, lung function, weight and blood glucose levels, etc.) and patient records. An operating prototype of the system has been successfully clinically tested for over six months.

      CyberCare will receive revenues from the sale of its PCMS device and monthly recurring network access fees. Other potential sources of revenues, which are not forecasted in the Company's financial projections, are clinical drug studies, advertising, and database management services to support direct marketing activities.

      CyberCare's initial product system has been targeted specifically for the high-cost, chronically ill patient (e.g., congestive heart failure, chronic obstructive pulmonary disease, diabetes, asthma, etc.) population. These patients represent less than 1% of the U.S. population (approximately 2.2 million people out of the total population of 270 million) but cost the U.S. healthcare system approximately 30% of total healthcare costs. Preventive services for this patient population represent an untapped market segment estimated to be greater than $4 billion in the U.S. alone.

      The most important issues facing the providers and payers responsible for the care management of these chronically ill patients today are reducing costs, increasing provider productivity and improving the quality of care. The average targeted chronically ill patient costs the payers (insurance companies, HMOs, Medicare and Medicaid) $70,000 to $100,000 annually. These costs are due to patients cycling repeatedly through the health care system and consuming a disproportionate share of medical resources (emergency room visits, hospital rooms, lab tests, medications, convalescent homes, and frequent doctor visits). This cycle is due to four primary causes: (i) undetected clinical deterioration;
(ii) improper use of prescribed medications; (iii) inadequate patient education; and (iv) social isolation.

      Independent studies now show that increasing patient and provider interaction using telecommunication-based products and services to support remote delivery of care, patient monitoring and education can reduce overall per-member/per-month medical costs for the chronically ill patient population by 30%.(1) This represents a potential net cost savings to payers of $37 billion to $57 billion annually. CyberCare has created an internet-based healthcare delivery system for


______________________

(1) The Remington Report, "Tele-home care in a managed care setting," Barry K. Baines, MD these high-cost, chronically ill patients that will dramatically improve patient health while significantly reducing per-patient costs.

      CyberCare has two patented routing applications filed covering key aspects of the systems, including the Internet application for delivery of care management services. Five additional claims are being prepared for an additional patent application. In addition, copyright applications are also being filed to protect CyberCare's proprietary software.

      Other electronic distribution systems have been developed and sold to segments of this market. However, all the current competition is made up of small companies with technologies that do not utilize the Internet TCP/IP protocol. The competition's products can support only point-to-point transmissions between a patient and a provider; they do not support the following functions offered as part of CyberCare's system: intelligent routing, mixed protocol access, multi-point audio and video, automated collection and logging of vital sign data, and data storage.

      CyberCare plans to modularize and adapt its product offering to include components and proprietary software which can be used with off-the-shelf IBM compatible PCs. This approach will allow the Company to offer access to its remote interactive health care delivery network at a reduced cost. The reduction in cost will allow other secondary markets to open (i.e., approximately 5 million additional U.S. patients with acute illness, long-term health conditions, permanent disability, or terminal illness). CyberCare plans to offer these "modular" systems during the third calendar quarter of 2000.

      CyberCare's CEO, John Haines, has over twenty years of senior-level experience in the telecommunications and healthcare industries. Experienced senior executives in computer science and engineering, sales and marketing, regulatory and quality assurance, and finance are working with CyberCare.

      The closing of the CyberCare transaction is conditioned upon: (i) the parties entering into a mutually agreeable acquisition agreement; (ii) completion of satisfactory due diligence and audits; and (iii) Board of Directors approval.

RISK FACTORS

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

POTENTIAL ACQUISITIONS:

      The Company has signed letters of intent and a definitive merger agreement with companies that will bring technology and the Internet to our platform healthcare businesses. Management is changing the direction of our Company. These companies have losses in prior years. There can be no assurance that these businesses will be profitable in the future.

      HISTORY OF LOSSES; ACCUMULATED DEFICIT. To date the Company has been unable to generate revenue sufficient to be profitable. Consequently, the Company has sustained substantial losses. Net losses for the years ended December 31, 1997 and 1998, were $1,152,694 and $6,359,990, respectively. There can be no assurance that the Company will ever achieve the level of revenues needed to be profitable in the future or, if profitability is achieved, that it will be sustained.

      FUTURE CAPITAL NEEDS; UNCERTAINTY OF ADDITIONAL FUNDING. The Company's capital requirements in connection with its business plans will be significant. The Company believes that net proceeds of future anticipated securities offerings, and giving effect to revenues which are projected to be realized from operations, should be sufficient to fund ongoing operations and its business plan. Notwithstanding, there is no assurance that such anticipated offering will be undertaken, and if undertaken, will be successful or that such proceeds derived therefrom, will in fact be sufficient to fund operations and meet the needs of the Company's business plans. To the extent that the Company undertakes such financings or uses capital stock as consideration, the Company's shareholders will experience future ownership dilution.

      RISKS OF GROWTH AND EXPANSION. The Company's aggressive growth strategy will result in significant additional demands on its infrastructure, and will place a significant strain on the Company's management, administrative, operational, financial and technical resources, and increased demands on its systems and controls. There can be no assurance that the Company's resources will be adequate to support future operations and growth. The inability to continue to upgrade the operating and financial control systems, the emergence of unexpected expansion difficulties or failure to manage the Company's proposed expansion properly could have a material adverse effect on the Company's business, financial condition and results of operations.

      The laws and regulations applicable to financial arrangements in the health care industry are complex and may be subject to varying interpretations. This section summarizes the principal federal and state statutes and regulations which are applicable to the Company's business.

      AIR AMBULANCE OPERATIONS. The Company's air ambulance business subjects it to significant federal and international government regulations relating to airline safety, capital requirements, maintenance, scheduling, etc. Due to the nature of aircraft operations, applicable regulations and Company policy, the Company incurs substantial expenses associated with the maintenance of its aircraft fleet. Although the Company believes that its current operations comply with applicable regulations, there can be no assurance that the subsequent adoption of laws or interpretations of existing laws will not regulate, restrict or otherwise adversely affect the Company's business.

      DEPENDENCE UPON MANAGEMENT. The Company will be dependent to a significant extent on the continued efforts and abilities of its Chairman, Michael F. Morrell. Notwithstanding its ownership of a one million dollar key-man life insurance policy on Mr. Morrell, if the Company were to lose the services of Mr. Morrell before a qualified replacement could be obtained, its business could be adversely affected.

      POTENTIAL LIABILITY AND INSURANCE. The Company, because it operates in the healthcare industry, is subject to substantial potential liability resulting from a variety of possible causes, including breach of numerous healthcare laws, malpractice, and product liability. While the Company currently is not a party to any regulatory action or material litigation, if any actions or lawsuits in the future are brought against the Company, such actions or lawsuits may have a materially adverse effect on the Company even if such lawsuits are without merit. The Company attempts to minimize its potential liability through effective case supervision and personnel recruitment procedures. The Company also carries a variety of insurance policies including policies insuring against certain negligent acts, although there can be no assurance that such insurance policies will adequately cover the Company's losses resulting from liability, or that the Company will continue to qualify for, or be able to afford or obtain, insurance in the future.

      THIRD-PARTY REIMBURSEMENT. The Company's services are purchased by patients and medical institutions which provide healthcare services to their patients. Such institutions or patients typically bill or seek reimbursement from various third-party payors such as Medicare, Medicaid, other governmental programs and private insurance carriers for the charges associated with the provided healthcare services. The Company believes that its market success will ultimately depend largely upon obtaining favorable coverage and reimbursement policies from such programs and carriers.

      GOVERNMENT REGULATION. The healthcare industry is subject to extensive federal and state government regulation. In addition to the referral and reimbursement regulations, regulations include certificate of need, licensure of healthcare facilities, services and equipment and restrictions on physician investments in healthcare entities to which they refer patients. Although the Company believes that its current operations comply with applicable regulations, there can be no assurance that the subsequent adoption of laws or interpretations of existing laws will not regulate, restrict or otherwise adversely affect the Company's business.

      DEPENDENCE ON RELATIONSHIPS WITH PHYSICIAN PARTNERS; RISKS OF CONFLICTS OF INTEREST AND DISPUTES. The Company's business depends upon, among other things, the efforts and success of the physicians who refer patients and provide services to the Company's businesses and the strength of the Company's relationships with such physicians. The Company's business, financial condition and results of operations could be adversely affected by the failure of these physicians to refer patients, maintain the quality of medical care or otherwise adhere to required professional guidelines.

      DEPENDENCE ON PHYSICIAN REFERRALS. The Company's rehabilitation, sleep and pain businesses are dependent upon revenues received as a result of referrals made by physicians. There can be no guarantee that any physician will choose to refer patients to the Company. In addition, physicians affiliated with the Company are not required to refer patients. In the event that, for any reason, physicians do not use the ancillary medical service businesses operated by the Company, such loss of patients could have a material adverse effect on the business, financial condition and results of operation of the Company. Furthermore, it is possible that third-party payors may refuse to approve referrals to ancillary medical care facilities owned by the Company, but rather require that such referrals be made to other facilities. Such a requirement could have a material adverse effect on the business, financial condition and results of the operations of the Company.

      Further, the Company's physical rehabilitation companies derive a significant portion of their revenue from Medicare patients. Recent adjustments to Medicare's allowances with respect to rehabilitation services have significantly limited the amount of revenues that the Company may derive from services rendered to Medicare patients. There is no assurance that future changes to Medicare's reimbursement policy will not have a significant adverse effect on revenues derived from these sources.

      MEDICARE AND MEDICARE FRAUD AND ABUSE. Federal law prohibits the offer, payment, solicitation or receipt of any form of remuneration in return for, or in order to induce: (i) the referral of a person in connection with the provisions if medical services; (ii) the furnishing or arranging for the furnishing of items or services reimbursable under Medicare and Medicaid programs; and (iii) the purchase, lease, order, arranging or recommending of any items or service reimbursable under Medicare or Medicaid (the "Anti-Kickback Law"). Pursuant to the Anti-Kickback Law, the federal government has announced a policy of increased scrutiny of joint ventures and other transactions among health care providers in an effort to reduce potential fraud and abuse relating to Medicare costs. The applicability of this provisions to many business transactions in the health care industry will be subject to continuing judicial and regulatory interpretation. Although the Company believes operations and structure do not violate the Anti-Kickback Law, there can be no assurance that its activities will not be challenged by regulatory authorities. If such challenge were successful, it could have a material adverse effect on the business, financial condition and results of operations of the Company.

Noncompliance with the Anti-Kickback Law can result in exclusion from Medicare and Medicaid programs and civil and criminal penalties.

      LEGISLATIVE DEVELOPMENTS. In addition, proposed legislation regarding health care reform has been introduced before many state legislatures. Any such reforms at the federal or state level could significantly alter patient-provider relationships. State and federal agency rule-making addressing these issues is also expected. No predictions can be made as to whether future health care reform legislation, similar legislation or rule-making will be enacted or, if enacted, its effect on the Company. Any federal or state legislation prohibiting investment interests in, or contracting with, the Company by physicians or health care providers for which there is not statutory exception or safe harbor would have a material adverse effect on the Company business, financial condition and results of operations.

      MANAGED CARE. There can be no assurance that the Company will be able to obtain managed care contracts. The future inability of the Company to obtain managed care contracts in its markets could have a material adverse effect on its business, financial condition or results of operation. In addition, federal and state legislative proposals have been introduced that could substantially increase the number of Medicare and Medicaid recipients enrolled in HMOs and other managed care plans. The Company will derive a substantial portion of its revenue from Medicare and Medicaid. In the event such proposals are adopted, there can be no assurance that the Company will be able to obtain contracts from HMOs and other managed care plans serving Medicare and Medicaid enrollees. Failure to obtain such contracts could have a material adverse effect on the business, financial condition and results of operations of the Company.

      LICENSES. Although the Company's cardiac catheterization services generally are not subject to health care licensing requirements (it contracts directly with hospitals), the Company must adhere to the same standards as the hospitals it contracts with, including standards for sanitation, safety and personnel qualifications. The Company is also required to register its X-ray equipment and pay annual registration fees to state radiation control agencies. The Company believes that its cardiac catheterization operations are in compliance with applicable registration and hospital license requirements.

      RISK WITH RESPECT TO COMPUTER TECHNOLOGIES AND YEAR 2000 COMPLIANCE. The Company is aware of the issues associated with the programming code in existing computer systems as the year 2000 approaches. Many existing computer programs use only two digits to identify a year in the date field. The issue is whether such code exists in mission-critical applications and if that code will produce accurate information with relation to date-sensitive calculations after the turn of the century. The Company is assessing the extent of the necessary modifications to its computer software and anticipates that the cost of such modifications will not be material to the Company. Because of the many uncertainties associated with the year 2000 compliance issues, and because the Company's assessments are necessarily based on information from third-party vendors, payors and suppliers, there can be no assurance that the Company's assessment is correct as to either the materiality or the effect of such compliance.

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

      While several of the Company's subsidiaries receive referrals with respect to certain of these designated healthcare services, the Company does not provide any compensation or financial incentive for such referrals and further believes that it is in full compliance with Stark as well as state law requirements. Any fees paid are intended by the Company to be consistent with fair market value in arm's-length transactions for the nature and amount of services rendered and therefore, would not constitute unlawful remuneration under Anti-Kickback Law and regulations. For these reasons, among others, the Company does not believe that fees payable would be viewed as remuneration for referring and influencing referrals of patients or services covered by such programs as prohibited by statute. If the Company is deemed to be in a position to make, influence or receive referrals from or to physicians, the operations of the Company could be subject to scrutiny under federal and state anti-kickback and anti-referral laws.

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

CERTIFICATE OF NEED

      Some states, including Florida, require a "certificate of need" ("CON") prior to the acquisition of medical equipment or provision of cardiac catheterization services by hospitals. In Florida, a certificate of need is required for cardiac catheterization services only if the hospital wishes to provide such services to inpatients. Typically, obtaining a CON approval is a costly and lengthy process, and may involve adversarial proceedings brought by competing facilities. The hospital or health care provider, rather than the Company, must apply for and obtain the CON, where required. As a result, the Company is unable to control or accurately predict whether and how many potential customers will obtain CONs. The Company's ability to provide cardiac catheterization services to hospitals and health care providers is dependent upon those entities obtaining a CON for such services.

PROFESSIONAL LIABILITY INSURANCE

      The Company currently maintains general and professional liability insurance for its operations in the single limit amount and aggregate annual limit amount of $5,000,000. There is no assurance that any potential claims will or will not exceed this limit. While the Company's Mobile Labs are at a customer's facility, they operate only under the direction of licensed physicians on the customer's staff who direct the procedures, supervise the Company's nurses and technologists, and interpret the results of the examinations. The Company requires the users of the Mobile Labs to carry medical malpractice insurance to cover the physicians using the Company's Mobile Labs.

COMPETITION

      The health care industry in general, and the market for medical ancillary services is highly competitive.

      The Company competes with companies that are larger in size than the Company and have access to considerably greater financial resources than the

Company. The Company competes by providing more personalized care to the patients they serve as well as providing patient transportation and pharmaceutical delivery.

      In the interventional pain business segment, there are thousands of small pain treatment centers, clinics and facilities. Only a portion of these locations is accredited and follows standards for multi-disciplinary procedures.

      In the sleep lab business segment, there are no clear market leaders or major competition. Most of the independents are either labs in hospitals or physicians interested in sleep that have started labs as an adjunct to their local practice.

      The air ambulance business segment has numerous smaller competitors with short-range aircraft, but has limited competitors with aircraft capability of performing international and, in particular, trans-Atlantic flights. Medjet in Alabama, Kalitta in Detroit, and Sky Service in Toronto are the biggest competitors in the international market.

      In the pain rehabilitation business segment, there are numerous competitors larger in size than the Company and which have access to considerably greater financial resources than the Company.

      Pharmacy Care Specialists Inc. competes directly in the sale and delivery of prescription drugs to individuals living in adult living facilities ("ALFs"). There are numerous competitors larger in size than the Company which have access to considerably greater financial resources. The Company relies on reputation and service to market its services.

MARKETING

      The Company markets each of the services in various methods, including customer and physician referrals, reputation in the community and third parties.

      YGHN relies upon community reputation, customer referral, physician and other medical resource referrals.

      Ivanhoe relies upon physician referrals for its customer base. In addition, the Company has in place a three-tier service system that enters local communities and utilizes a screening program and an in-home lab program.

      Global relies upon independent brokers, personal contacts and physician referrals to approach new customers. The Company also staffs exhibit booths at major industry-specific conventions to attract hospital groups, insurance companies, assistance companies and managed care organizations.

      Heart Labs relies heavily on referrals to perform high-tech procedures. Most of the marketing for its Mobile Labs is based on the Company's reputation in the medical community.

EMPLOYEES

      As of March 12, 1999, the Company employed 300 persons, of which 195 are full time. The Company's ability to provide its services is dependent upon the Company recruiting, hiring and retaining qualified technical personnel. To date, the Company has been able to recruit and retain sufficient qualified personnel. None of the Company's employees is represented by a labor union. The Company has not experienced any work stoppages and considers its relations with its employees to be good.

ITEM 2.     DESCRIPTION OF PROPERTIES

      The Company leases approximately 6,000 square feet of office space in Boynton Beach, Florida for its corporate offices at an average monthly net rental of $6,111 over the term of the lease. The lease expires in April 2001.

      Global Air Charter/Rescue, leases office and hangar space in Clearwater, Florida for at an average monthly net rental of $4,350 on a month-to-month basis.

      YGHN leases approximately 41,000 sq. ft of space for its 25 rehabilitation centers and two physician offices located throughout South Florida for a total monthly net rental of $47,950. The lease expires through August 31, 2003.

      Ivanhoe leases approximately 800 sq. ft. of office space in Ocoee, Florida for a total net monthly rental of $777. The lease expires September 30, 1999.

      Ivanhoe through its subsidiary leases approximately 2,600 sq. ft. of space for its sleep disorder center in Tallahassee, Florida for a total net monthly rental of $3,007. The lease expires March 31, 2001.

      Valley Pain leases approximately 5,851 sq. ft of space for its three pain clinics located in Virginia for a total net monthly rental of $5,084. The leases expire through March 2003.

      Air Response leases approximately 37,000 sq. ft. of office and hangar space in Denver, Colorado; Schenectady, New York; and Paducah, Kentucky for a total current net monthly rental of $16,218. The leases expire through June 30, 2002.

ITEM 3.     LEGAL PROCEEDINGS

      Other than the matter discussed below, the Company is presently not a party to any material litigation outside the ordinary course of business. The Company undertook a debenture offering in July of 1998. With respect to such offering, the

Company was required to register the underlying securities within a specified time period. Due to factors beyond the Company's control, it was unable to effectuate the registration and as a result is subject to certain penalties. The Company has entered into a letter agreement with the debenture holders to pay the penalties and to file a registration statement in April 1999. If the Company is unable to amicably settle this matter, pay the necessary penalties and/or complete the registration of the securities, litigation may ensue and the outcome of such litigation is presently indeterminable.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      At the last annual shareholders' meeting that took place on November 18, 1998, the shareholders approved an increase in the number of authorized common and preferred shares to 100,000,000 and 20,000,000, respectively. The shareholders also elected the Board of Directors


                                     PART II

ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      (a)   Market Information

      The Common Stock of the Company trades on the NASDAQ Small Cap Market under the symbol "MIOA." The following table sets forth the high and low closing bid prices (post-reverse) of the Company's Common Stock as reported by NASDAQ:

                  1998                HIGH         LOW
                --------             ------       -----
             First Quarter           2 1/8       1  7/32
             Second Quarter          1 5/32      1  3/8
             Third Quarter           1 7/8         13/32
             Fourth Quarter          1              9/32

                  1997                HIGH         LOW
                --------             ------       -----
             First Quarter           4  3/16         1/4
             Second Quarter          3  1/16     1  13/16
             Third Quarter           2  9/32     1   5/8
             Fourth Quarter          2 17/32     1   1/8

      (b)    Holders

      As of February 28, 1998, there were approximately 285 holders of record of the common stock, not including beneficial owners, which approximates an additional 3,300 shareholders.

      (c)   Dividends on the Company's Common Stock

      No cash dividends have ever been paid, and the Company does not intend to pay cash dividends in the foreseeable future.

SALE OF UNREGISTERED SECURITIES

      Effective October 15, 1998, the Company issued 3,333,333 shares of restricted common stock valued at $2,500,000 ($.75 a share) for 100% of the outstanding stock of Your Good Health Network, Group.

      In December 1998, the Company issued 460,000 shares of restricted common stock in settlement of conversion of previously held preferred stock in the Company.

      In 1999, the Company, pursuant to a private placement, offered up to $2,000,000 of 12% convertible debentures. The debentures can be sold in $10,000 amounts. The debentures are convertible into common stock at $.50 per share.

      In 1999, the Company issued 92,877 shares of restricted common stock in partial payment of interest and penalties on the subordinated debentures.

      In 1999, two subordinated debenture holders converted $100,000 of their principal for 100,000 shares of restricted common shares at $1.00 per share. There are also warrants to purchase common stock at $.50 per share for each dollar invested. The Company can force conversion when the share price equals or exceeds $1.50 a share.

      In 1999, the Company issued 50,000 shares of restricted common stock from warrants exercised at $.50 per share. This was issued in lieu of payment for services rendered of $25,000.

ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS

      The following should be read in conjunction with the Financial Statements and Notes thereto contained herein.

      The complete management team of the Company has been in place now for less than two years. We decided that it was in the best interest of the Company and our shareholders to re-evaluate the Company's direction, and, accordingly, discontinue certain operations in 1998 and focus our attention on the subsidiaries we felt could grow with profitable margins. These included the pharmacy business, the pain and rehabilitation business, the sleep business, and the air ambulance business.

      During 1998 it became very clear to us that, in order for the Company to obtain significant profit levels, utilization of technology and the Internet was necessary. A significant amount of administrative and duplicative costs are incurred in each and every aspect of healthcare activities. There are over 30 billion transactions annually in healthcare and only 10% are electronic. Accordingly, we identified and entered into a Definitive Agreement with American Enterprise Solutions, Inc. and signed letters of intent with Med Ventures, Inc. and CyberCare, Inc. These acquisitions will significantly expand our ability to address the healthcare issues facing society. The combination of these companies, together with MIOA's existing operations, will generate revenue in excess of $100,000,000 and give us a significant advantage in healthcare e commerce by increasing shareholder value, profitability, and position us to expand our operations in future years.

      The Company intends to change the name of the Company to more closely reflect our refocused company - around which each of our diversified medical businesses will function as a support mechanism. Each of the diversified medical businesses will support the further development and implementation of digital information technology - this technology will make each of the businesses more efficient. Digital technology will have a profound effect on our enterprises. The Company is embarking upon an entirely new, but overdue, approach to the delivery of quality healthcare in this country. We expect to emerge as an innovator meeting the global trend toward fully digitized, fully integrated medical services.

      During the last twelve months, we made three strategic acquisitions. They were Your Good Health Network, Inc.; Pharmacy Care Specialists, Inc.; and Air Response, Inc. (effective March 1, 1999). We believe these acquisitions will allow us to realize its growth potential with acceptable profitability.

      The Company made some significant strides during 1998 but incurred significant losses. The loss from continuing operations in the amount of $3,577,449 resulted from significant costs incurred to grow the Company, repositioning us for the year 2000 and losses from the mobile catheterization lab operations. We discontinued and disposed of certain operations to allow us to focus on our new direction.

      The Company settled the dispute with Westmark Group Holdings, Inc. ("WGHI") which resulted in an investment which represents over 20% in WGHI. Westmark is currently profitable and is projecting to substantially increase its profitability in 1999. The current market value of our 683,457 Westmark shares is $1,537,778 ($2.25 a share) at April 13, 1999.

      NASDAQ requires that a common stock traded in its exchange be equal to or exceed $1. The Company's stock has traded below $1. Our common stock must trade at or above $1 for ten days to be in compliance. At April 14, 1999, our shares are currently selling in excess of $1 and management believes it will continue to do so to be in compliance with NASDAQ. However, there is no assurance that the Company's common stock will trade in excess of $1.00 over a 10-day period.

OVERVIEW:

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE TWELVE MONTHS ENDED DECEMBER 31, 1998 AND DECEMBER 31, 1997

      Total revenues for all subsidiaries were $14,448,523 for the year ended December 31, 1998, as compared with $2,375,309 for the year ended December 31, 1997. This 508% increase is primarily due to the revenues generated from the companies acquired during 1998. Global had revenues of $7,146,457 in 1998 which was the first complete year of operations since acquisition. YGHN had revenues of $1,143,625 from October 16, 1998 to December 31, 1998. Pharmacy Care Specialists had $2,565,887 from April 1, 1998 to December 31, 1998. Ivanhoe had revenues of $824,198 from April 1, 1998 to December 31, 1998. Valley Pain had revenues of $993,944 from September 1, 1998 to December 31, 1998.

      Cost of services, which include salaries and benefits and other expenses directly associated with the Company's services, increased 347% to $6,915,503 in 1998, as compared with $1,545,710 in 1997. The increase is due to the cost of services relating to the acquisitions of the companies during 1998 and Global which was acquired on December 31, 1997. There were increased cost of services from Heart Labs due to increased operating costs and fixed costs and lower revenue.

      General administrative expenses increased 502% to $8,425,420 in 1998, from $1,400,102. This increase was due primarily to the acquisitions made during 1998 and Global.

      Depreciation and amortization increased 528% to $1,458,595 in 1998, from $232,235 in 1997, primarily as a result of the acquired companies. Interest expense increased 1,173% to $1,120,106 in 1998 from $87,992 in 1997 primarily due to the increase in long-term debt on the airplanes and other debt associated with the acquired companies in 1998.

      Equity in net income (loss) of investee increased to a profit of $80,685 in 1998 as compared with a loss of $373,458 in 1997 due to the profitability of WGHI.

      Merger costs of $117,748 in 1998 resulted from the termination of the merger with Physician Health Corporation.

      The loss on sale of subsidiary of $29,026 in 1998 was a result of the sale of Care America. The loss from discontinued operations of $1,441,799 and loss from disposal of discontinued operations of $1,510,308 resulted from the sale of Care America, PRN, and FPII during 1998.

      The gain from retirement of debt in 1998 was a result of the settlement of a note payable for less than carrying amount.

      Interest income increased to $282,803 in 1998 from $182,757 in 1997 due to interest earned on mortgage and notes receivable, and cash equivalents.

      Total revenues from operations for 1998 existing in 1997 were $1,017,554, as compared with $2,375,309 for the same operations in 1997. Cost and expenses for these operations were $1,683,171 in 1998, as compared with $1,727,503 in 1997.

LIQUIDITY AND CAPITAL RESOURCES

      In 1998 and 1997, the Company financed operating activities through a combination of cash flow from operations in 1997, private placements, and proceeds from litigation settlements. Cash used in operating activities was $3,862,280 in 1998 as compared with cash provided by operating activities of $362,339 in 1997. Cash used in investing activities was $1,120,748 in 1998 as compared with cash used in investing activities of $297,231 in 1997.

      At December 31, 1998, the Company has a working capital deficiency of $2,496,464 as compared with a working capital deficiency of $1,016,557 in 1997. Current portion of long-term maturities aggregating $465,804 represents payments due on the outstanding airplane debt. The Company in March 1998 commenced negotiations to refinance the long-term debt on the airplanes and is negotiating to expand its accounts receivable line of credit. In addition, the Company is in negotiations to raise at least $25 million through equity offerings with investment bankers.

      During 1999, we raised $540,000 through a private placement of 12% convertible debentures.

      The Company will continue to raise working capital from proceeds from private placement, long-term debt operations and warrants and believes we will refinance our long-term debt. We believe that, if the Company's working capital is insufficient to fund its operations, we will have to explore additional sources of financing as discussed above. No assurances, however, can be given that future financing will be available or, if available, could be obtained at terms satisfactory to the Company.

YEAR 2000 ISSUES

      The Company uses a significant number of computer software programs and operating systems across its entire organization, including applications used in financial business systems and administrative functions. A complete evaluation has been performed to identify whether any of the Company's software applications contain source code that is unable to interpret the upcoming year 2000 and beyond. The appropriate modifications have been made and the Company now believes that its critical systems are Year 2000 compliant, except the mobile cardiac catheterization labs which the Company is taking steps to bring into compliance. The cost of implementing required system changes is not material to the Company's consolidated financial systems, except for the mobile labs. No assurance can be given, however, that all of the Company's systems, the systems of acquired businesses, and those of significant customers and suppliers will not experience Year 2000 compliance difficulties. Difficulties that arise may result in unfavorable business consequences including delays in receipt of payment for services rendered.

ITEM 7.     FINANCIAL STATEMENTS

      The Company's consolidated financial statements and the report of independent accountants thereon appear beginning on Page F-2. See index to consolidated financial statements on Page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

            None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

EXECUTIVE OFFICERS AND DIRECTORS

      The following table sets forth certain information concerning the executive officers and directors of the Company as of March 31, 1999:

      NAME               AGE           POSITION WITH COMPANY
     ------             -----         -----------------------
Michael F. Morrell       57    Chairman of the Board, Chief Executive
                               Officer, and Director

Paul C. Pershes          55    President and Director

Linda Moore              46    Senior Vice President and Secretary

Arthur Kobrin            37    Chief Financial Officer

Theodore J. Orlando      59    Director

Glen Barber              49    Director

Terry Lazar              55    Director

David Klein              44    Senior Vice President

Dana Pusateri            46    Director

Louis R.  Capece, Jr.    51    Director

E. Nicholas Davis, III   47    Senior Vice President

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

      Paul C. Pershes, President and Director. Mr. Pershes has served as a director since August 1996 and as President and Chief Operating Officer since May 1997.

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

      David S. Klein, M. D., Senior Vice President. Dr. Klein obtained a doctorate of medicine from the University of Maryland in1980 and completed his residency in anesthesiology at Duke University School of Medicine in 1983. From May 1983 to January of 1990, Dr. Klein worked at King's Daughters Hospital in Staunton, VA as a staff anesthesiologist. From January of 1990 to the present, Dr. Klein served as a clinician with Rockingham Memorial Hospital in Harrisonburg, VA. Dr. Klein, in October of 1983, co-founded the Shenandoah Valley Pain Center in Staunton, VA which is the predecessor to Valley Pain Centers, Inc., acquired by the Company in September 1998. Dr. Klein has served and continues to serve as President and

Medical Director of the Valley Pain Centers which now has offices in Roanoke, Harrisonburg and Charlottesville, VA as well as Staunton, VA. In January of 1999, Dr. Klein was elected as a Senior Vice President of the Company.

      Dana Pusateri, Director. Mr. Pusateri co-founded IntegraCare, Inc. ("IntegraCare") in 1988 and served as its Chairman, Chief Executive Officer and President. IntegraCare contracted with skilled nursing facilities, hospitals and home health agencies to provide physical, occupational and speech therapy services. In October of 1993, IntegraCare completed its initial public offering and placed it on the NASDAQ/NMS exchange. In August 1995, IntegraCare completed a merger with Integrated Health Services, Inc., (IHS), a Baltimore-based New York Stock Exchange company. In December 1995, Mr. Pusateri left to pursue other consulting opportunities. In May of 1997, Mr. Pusateri co-founded Your Good Health Network, Inc., a wholly owned subsidiary of the Company, and currently serves as its Chief Executive Officer. Mr. Pusateri was elected to the Board of Directors of the Company in January 1999.

      Louis "Rusty" Capece, Jr., Director. Mr. Capece has served as President of Air Response since its inception in 1986. Mr. Capece has an extensive background in the ground and air medical transport industry. From 1982 to 1997 was President or Response Medical, a successful ground ambulance company, which serviced a large portion of upstate New York with emergency ambulance and invalid coach service. Mr. Capece has also owned and operated several funeral homes and apartment complexes in upstate New York.

      E. Nicholas Davis, III, Senior Vice President, Legal Affairs. Mr. Davis holds the degrees of Masters of Laws Taxation (LL.M.), Juris Doctor (J.D.), Masters in Business Administration (M.B.A.), and a Bachelor of Science in Business Administration. Mr. Davis practiced law in the State of Florida from 1981 until 1993, specializing in healthcare, tax, securities, mergers, reorganizations and acquisitions. From 1993 until 1996, Mr. Davis owned and operated a consulting firm whereby he provided planning, design, management, operation, accounting and capital funding systems and structures to companies seeking public and private-sector funding. From 1996 until March 1998, Mr. Davis served as Executive Vice President for PRN of North Carolina, Inc. Mr. Davis joined the Company in March of 1998.

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

      To the best of the Company's knowledge, based solely on review of the copies of such reports furnished to the Company, all Section 16(a) filing requirements applicable to its officers and directors were complied with during the year ended December 31, 1998.

ITEM 10.    EXECUTIVE COMPENSATION

      The following table sets forth the compensation awarded to, earned by or paid to the Company's Chief Executive Officer and other executive officers for services rendered to the Company during 1998 and 1997. No other person, who, during 1998 and 1997 served as an executive officer of the Company, had a total annual salary and bonus in excess of $100,000.

SUMMARY OF COMPENSATION TABLE

                                            Annual Compensation
                                    -------------------------------------
  Name & Principal                                                          Other Annual                           LTIP
     Position                    Year        Salary ($)      Bonus($)       Compensation        Options         Payouts ($)
--------------------
Michael F. Morrell (1)           1998         $160,000                                           600,000
                                 1997         $173,461                                         1,500.000

Paul C. Pershes (2)              1998         $153,462                                           500,000
                                 1997         $104,808                                         1,437,000

E. Nicholas Davis (3)            1998         $111,631                                           200,000

A. Razzak Tai (4)                1997         $348,354                                            50,000


(1)   Chief Executive Officer from August 1996 to present.
(2)   President and Chief Operating Officer from April 1997 to present.
(3)   Senior Vice President of Legal Affairs from January 1998 to present.
(4) Director and Director of Medicine of Florida Physicians Internet, Inc. from June 1997 and January 1997. Resigned in September 1998.

OPTION GRANTS DURING 1998 AND AGGREGATED FISCAL YEAR-END OPTION VALUE

                                         PERCENT OF
                           NUMBER OF   TOTAL OPTIONS    EXERCISE
                          SECURITIES     GRANTED TO     OR BASE
                          UNDERLYING     EMPLOYEES       PRICE   EXPIRATION
  NAME                      OPTIONS    IN FISCAL YEAR    ($/SH)     DATE
 ------                   ----------   --------------  ---------  ---------

Michael Morrell            600,000          27.3          1.25    2/10/08

Paul Pershes               500,000          22.7          1.25    2/10/08

E. Nicholas Davis III      200,000           9.1          1.25    2/11/05

AGGREGATED OPTIONS EXERCISED IN 1998 AND 1998 OPTION VALUES


                                                            NUMBER OF SECURITIES UNDERLYING     VALUE OF UNEXERCISED IN THE
                                                            UNEXERCISED OPTIONS AT 12/31/98      MONEY OPTIONS AT 12/31/98
                             SHARES ACQUIRED     VALUE      ---------------------------------  -----------------------------
          NAME                ON EXERCISE       REALIZED     EXERCISABLE     UNEXERCISABLE     EXERCISABLE     UNEXERCISABLE
          ----                -----------       --------     -----------     -------------     -----------     -------------
Michael Morrell                 1,000,000           0          925,000           200,000           32,000           -0-

Paul  C. Pershes                1,000,000           0          783,333                             32,000           -0-

E. Nicholas Davis III                   0           0              -0-           200,000              -0-           -0-


Director Compensation for Last Fiscal Year

                                        CASH COMPENSATION                                     SECURITY GRANTS
                        ---------------------------------------------------    --------------------------------------------
                                                              CONSULTING                                 NUMBER OF
                         ANNUAL RETAINER        MEETING       FEE / OTHER         NUMBER OF        SECURITIES UNDERLYING
  NAME                        FEE ($)           FEES ($)        FEES ($)           SHARES (#)         OPTIONS/SARS (#)
  ----                  -------------------    ----------     ------------       -------------    -------------------------
Terry Lazar                      -               2,000 (1)         -                  50,000               50,000

Glen Barber                      -               1,000 (1)         -                  50,000               50,000

Theodore J. Orlando              -               2,000 (1)         -                  50,000               50,000

(1) The Directors had fourteen meetings during 1998, of which twelve were telephonic meetings. The Directors receive $1,000 for each meeting they attend, up to a maximum of $5,000. The Directors are also awarded stock options for other meetings and work performed.

1996 STOCK OPTION PLAN FOR OFFICERS AND DIRECTORS

      Under the Company's 1996 Stock Option Plan for officers and directors, 5,000,000 shares of the Company's common stock may be issued. The plan is administered by the Company's compensation committee which has the authority to determine to whom awards shall be granted. To date, all options have been granted under the plan.

EMPLOYEE STOCK OPTION PLAN

      Under the Company's 1996 Stock Option Plan for employees, 1,000,000 shares of the Company's common stock may be issued. The Company's Compensation Committee administers and interprets the Plan and is authorized to grant options thereunder to all eligible employees of the Company. To date, all options have been granted under the plan.

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

EMPLOYMENT AGREEMENTS

      In January 1997, the Company signed an employment agreement with Michael Morrell. The term of the agreement is for four years and provides for annual salary of $150,000, the granting of 1,025,000-1,175,000 stock options to be vested over a four-year period and the payment of normal business expenses. On November 1, 1997, the Board of Directors approved an increase in salary to $200,000 per year and granted 300,000 stock options at $1.25 a share. In February 1998, 600,000 stock options were granted at $1.25 a share. The agreement was extended for one additional year. Mr. Morrell agreed to a 20% reduction in salary effective November 1, 1998, until such time as the Company achieves sufficient profitability or cash flow.

      In January 1997, the Company signed an employment agreement with Paul Pershes. The term of the agreement is for four years and provides for annual salary of $150,000, the granting of 1,025,000-1,175,000 stock options to be vested over a four-year period and the payment of normal business expenses. On November 1, 1997, the Board of Directors approved an increase in salary to $175,000 per year and granted 250,000 stock options at $1.25 a share. In February 1998, 500,000 stock options were granted at $1.25 a share. The agreement was extended for one additional year. Mr. Pershes agreed to a 20% reduction in salary effective November 1, 1998, until such time as the Company achieves sufficient profitability or cash flow.

      On June 16, 1997, the Company signed an employment agreement with Arthur Kobrin. The term of the agreement is for four years and provides for annual salary of $78,000, the granting of 100,000 stock options to be vested over a three year period, and the payment of normal business expenses. Effective February 8, 1998 the annual salary was increased to $100,000 and received 75,000 stock options at $1.25 a share. Effective November 1, 1998, Mr. Kobrin agreed to a 15% reduction in salary, until such time as the Company achieves sufficient profitability or cash flow.

      On November 6, 1996, the Company signed an employment agreement with Linda Moore. The term of the agreement is for five years and provides for annual salary of $80,000, the granting of 100,000 stock options to be vested immediately, and the payment of normal business expenses. Effective February 8, 1998 the annual salary was increased to $100,000 and received 75,000 stock options at $1.25 a share. Effective November 1, 1998, Mr. Kobrin agreed to a 20% reduction in salary, until such time as the Company achieves sufficient profitability or cash flow.

      On March 15, 1998, the Company signed an employment agreement with E. Nicholas Davis III. The initial term of the agreement was for three (3) years and provides for annual salary of $125,000, the granting of 200,000 stock options to be vested immediately. Effective November 1, 1998, Mr. Davis agreed to a 20% reduction in salary, until such time as the Company achieves sufficient profitability or cash flow. On February 5, 1999, the term of Mr. Davis' contract was extended to December 31, 2003.

      Effective October 15, 1998, YGHN signed an employment agreement with Dana Pusateri. The term of the agreement is for four years and provides for annual salary of $120,000, and the granting of 100,000 stock options based on performance.

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

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following information is furnished as of March 31, 1999 as to each person known by the Company to be the beneficial owner of more than 5% of the Common Stock of the Company and as to the beneficial ownership of the Company's Common Stock by each director of the Company and by all directors and executive officers of the Company as a group:


                                            SHARES OF       PERCENTAGE
NAME AND BUSINESS ADDRESS                COMMON STOCK(1)   OF CLASS (1)
-------------------------                 --------------   ------------
Michael F. Morrell (2)
1903 S. Congress Ave., Suite 400
Boynton Beach, FL  33426                    1,925,000           7%

Paul C. Pershes (3)
1903 S. Congress Ave., Suite 400
Boynton Beach, Florida  33426               1,783,333           6.4%

Linda Moore (4)
1903 S. Congress Ave., Suite 400
Boynton Beach, FL  33426                      127,000           *

Arthur Kobrin (5)
1903 S. Congress Ave., Suite 400
Boynton Beach, FL  33426                      125,000           *

E. Nicholas Davis III (6)
1903 S. Congress Ave., Suite 400
Boynton Beach, Florida  33426                 300,000           1%

Theodore J. Orlando (7)
1903 S. Congress Ave., Suite 400
Boynton Beach, Florida  33426                 225,000           *

Terry Lazar (8)
1903 S. Congress Ave., Suite 400
Boynton Beach, Florida  33426                 225,000           *

Glen Barber (9)
1903 S. Congress Ave., Suite 400
Boynton Beach, Florida  33426                 225,000           *

Dana Pusateri (10)
1903 S. Congress Ave., Suite 400
Boynton Beach, Florida  33426                 911,333            3.3%

All Directors and Officers as a
  group (9 persons)                         5,846,666           21.3%

-------------------------
*less than 1%

(1) A person is deemed to be the beneficial owner of voting securities that can be acquired by such person within 60 days from March 31, 1999 upon the exercise of options, and that person's option's are assumed to have been exercised in determining such person's percentage ownership.

(2) Includes 925,000 shares of Common Stock that are issuable upon exercise of vested options. Does not include 200,000 unvested options. On February 11, 1998 Mr. Morrell exercised options to acquire 1,000,000 shares of Common Stock at a collective exercise price of $500,000, issuing the Company a promissory note in payment for the shares, which note contained the following terms: (i) repayment of principal with interest at the prime lending rate, (ii) pledge of the shares as collateral security for repayment of the loan, and (iii) repayment of the principal and interest upon the earlier to occur of the sale of the shares or February 11, 2002.

(3) Includes 783,333 shares of Common Stock that are issuable upon exercise of vested options. Does not include 166,667 unvested options. On February 11, 1998 Mr. Pershes exercised options to acquire 1,000,000 shares of Common Stock at a collective exercise price of $500,000, issuing the Company a promissory note in payment for the shares, which note contained the following terms: (i) repayment of principal with interest at the prime lending rate, (ii) pledge of the shares as collateral security for repayment of the loan, and (iii) repayment of the principal and interest upon the earlier to occur of the sale of the shares or February 11, 2002.

(4) Includes 127,000 shares of Common Stock that are issuable upon exercise of vested options. Does not include 50,000 unvested options.

(5) Includes 125,000 shares of Common Stock that are issuable upon exercise of vested options. Does not include 50,000 unvested options.

(6) Includes 200,000 shares of Common Stock that are issuable upon exercise of vested options.

(7) Includes 225,000 shares of Common Stock that are issuable upon exercise of vested options.

(8) Includes 225,000 shares of Common Stock that are issuable upon exercise of vested options.

(9) Includes 225,000 shares of Common Stock that are issuable upon exercise of vested options.

(10) Includes 100,000 shares of Common Stock that are issuable upon exercise of vested options.

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

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

WEINBERG, PERSHES & COMPANY

      During 1997, the Company engaged Weinberg, Pershes & Company ("Weinberg"), an accounting services firm, for consulting services. Paul C. Pershes, a director of the Company, was a director and shareholder of Weinberg. In April 1997, Weinberg received 5,000 ($30,000) shares of common stock from the Company pursuant to a consulting contract dated October 1, 1996.

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

      On September 30, 1998, the Company entered into an exchange agreement with Westmark Group Holdings, Inc. ("WGHI") settling pending litigation regarding all outstanding issues relating to the common and preferred shares of WGHI held by the Company. The agreement provided for conversion $700,000 face amount Series C Convertible Preferred Stock of WGHI at a conversion price of $2.00 per share. WGHI also issued to the Company a two-year warrant to buy an additional 100,000 shares of WGHI common stock at $3.25 per share.

      The exchange agreement also called for WGHI to return to the Company $1.725 million in the Company's Series B Preferred Stock with total cash payments of $277,500 which satisfied in full the debt obligation of approximately $1.85 million due the Company from WGHI.

      The exchange agreement also calls for WGHI to repurchase, at the Company's option, up to $1 million worth of WGHI common stock owned by the Company over a two-year period based on WGHI's earnings not exceeding certain earnings per share levels. The shares are to be repurchased at prices ranging from $4.82 to $5.73 per share.

      The Company holds 683,457 and 333,457 unrestricted shares of common stock as of December 31, 1998 and 1997, respectively, and $700,000 of Westmark Series C preferred stock as of December 31, 1997. (The market value at April 13, 1999 was $1,537,778.)

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

      On February 11, 1998 Ms. Moore exercised options to acquire 100,000 shares of Common Stock at a collective exercise price of $50,000, issuing the Company a promissory note in payment for the shares, which note contained the following terms: (i) repayment of principal with interest at the prime lending rate, (ii) pledge of the shares as collateral security for repayment of the loan, and (iii) repayment of the principal and interest upon the earlier to occur of the sale of the shares or February 11, 2001.

ESSENTIAL CARE MEDICAL CENTERS, INC.

      As part of the acquisition of Essential Care Medical Centers, Inc., the Company agreed to issue a total of 520,000 shares of the Company's common stock to Morton Schnessel and Eve Kobrin, on behalf of the Estate of Harry Kobrin. These shares were issued in 1999. Eve Kobrin is the mother of the Chief Financial Officer of the Company and the wife of the former President.

ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     EXHIBITS     DESCRIPTION

       3.1     Amended and Restated Articles of Incorporation (1)

       3.2     Amended and Restated Bylaws (1)

       4.1     Form of Common Stock Certificate (1)

       4.2     Form of Warrant Certificate (1)

       4.3     Form of Underwriter's Warrant (1)

       4.4     Form of Warrant Agreement (1)

      10.1 Form of Indemnification Agreement between the Registrant (1) and each of its directors and certain executive officers (1)

      10.2     Form of agreement between the Company and its client hospitals
               (1)

      10.3 Master Lease Agreement, dated October 16, 1991, between the Registrant and Comdisco Medical Leasing Group, Inc. (1)

      10.4 Agreement between the Registrant and Northwest Broward Invasive Cardiology Associates (1)

      10.5 Promissory Note, dated December 9, 1992, executed by Joseph S. Zinns, M.D. and Marilyn Zinns in favor of Northern Trust Bank of Florida, N.A. (the "Bank"), Guaranty, dated December 9, 1992, executed by and between the Registrant and the Bank. (2)

      10.6     Financial Consulting Agreement (1)

      10.7 Escrow Agreement, effective as of September 1, 1992, by and among the Company, Joseph S. Zinns, M.D., Marilyn Zinns, Milton Barbarosh and Broad and Cassel (1)

      10.8     Technomed, Inc. Share Exchange Agreement (3)

      10.9     Westmark Group Holdings, Inc. Agreement (4)

      10.10    Greenworld Technologies, Inc. Agreement (4)

      10.11    Employment Agreement - Harry Kobrin (4)

      10.12    Employment Agreement - Dawn M. Drella (4)

      10.13    Essential Care Share Exchange Agreement (4)

      10.14    Amendment to Essential Care Share Exchange Agreement (4)

      10.15    Employment Agreement - Michael Morrell (5)

      10.16    Employment Agreement - Arthur Kobrin (6)

      10.17    Employment Agreement - Linda Moore (6)

      10.18 Share Exchange Agreement between MIOA Acquisition Company I, Inc. and Global Air Rescue, Inc. (7)

      10.19 Share Exchange Agreement between MIOA Acquisition Company I, Inc. and Global Air Charter, Inc. (7)

      10.20 Share Exchange Agreement between MIOA Acquisition Company I, Inc. and Clearwater Jet Center, Inc. (7)

      10.21 Agreement and Plan of Merger between Medical Industries of America, Inc., MIOA Acquisition Company V, Inc., David S. Klein, M.D., P.C. and David S. Klein, M.D. (8)

      21       Subsidiaries of Medical Industries of America, Inc.

-------------------

(1) Incorporated by reference from the Exhibit with the same reference number in the Company's Registration Statement.

(2) Previously filed as an exhibit to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1992.

(3) Previously filed as an exhibit to the Company's Form 8-K dated August 23, 1995.

(4) Previously filed as an exhibit to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995.

(5) Previously filed as an exhibit to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996.

(6) Previously filed as an exhibit to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997.

(7) Previously filed as an exhibit to the Company's Form 8-K dated January 6, 1998.

(8) Previously filed as an exhibit to the Company's Form 8-K dated August 6, 1998.

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


APRIL 13, 1999                      /s/ MICHAEL F. MORRELL
                                        Michael F. Morrell
                                        Chief Executive Officer & Director

APRIL 13, 1999                      /s/ PAUL C. PERSHES
                                        Paul C. Pershes
                                        Director

APRIL 13, 1999                      /s/ THEODORE J. ORLANDO
                                        Theodore J. Orlando
                                        Director

APRIL 13, 1999                      /s/ GLEN BARBER
                                        Glen Barber
                                        Director

APRIL 13, 1999                      /s/ TERRY LAZAR
                                        Terry Lazar
                                        Director

APRIL 13, 1999                      /s/ LINDA MOORE
                                        Linda Moore
                                        Senior Vice President

APRIL 16, 1999                      /s/ ARTHUR KOBRIN
                                        Arthur Kobrin
                                        Chief Financial Officer

APRIL 15, 1999                      /s/ DANA PUSATERI
                                        Dana Pusateri
                                        Director

APRIL 13, 1999                      /s/ LOUIS R. CAPECE, JR.
                                        Louis R. Capece, Jr.
                                        Director

                       Medical Industries of America, Inc.
                   Index to Consolidated Financial Statements

                                                                  PAGE
                                                                --------
Report of Independent Certified Public Accountants                 F-2

Consolidated Balance Sheet                                         F-3

Consolidated Statements of Operations                              F-5

Consolidated Statements of Shareholders' Equity                    F-6

Consolidated Statements of Cash Flows                              F-7

Notes to Consolidated Financial Statements                         F-12

                                 GRANT THORNTON
                                 GRANT THORNTON LLP ACCOUNTANTS  AND
                                                    MANAGEMENT CONSULTANTS

                                                    THE U.S. MEMBER FIRM OF
                                                    GRANT THORNTON INTERNATIONAL


                              REPORT OF INDEPENDENT
                          CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors
Medical Industries of America, Inc.

We have audited the accompanying consolidated balance sheet of Medical Industries of America, Inc. and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Medical Industries of America, Inc. and subsidiaries as of December 31, 1998 and 1997, and the consolidated results of their operations and their consolidated cash flows for the years then ended, in conformity with generally accepted accounting principles.


/s/ Grant Thornton

Fort Lauderdale, Florida
March 26, 1999

                       MEDICAL INDUSTRIES OF AMERICA, INC.
                           CONSOLIDATED BALANCE SHEETS
                                  DECEMBER 31,

                ASSETS
                                                                          1998            1997
                                                                     ------------    ------------
CURRENT ASSETS
   Cash and cash equivalents .....................................   $    698,574    $    957,446
   Accounts receivable - trade, net of allowance for contractual adjustments and doubtful accounts of $753,804 and $473,392,
       in 1998 and 1997, respectively ............................      3,409,025       1,517,599
   Current maturities of mortgage and notes receivable ...........         79,119         611,677

   Inventories of medical supplies ...............................        125,525          53,071
   Medical equipment held for sale ...............................         92,540            --

   Prepaid expenses and other current assets .....................        549,896         405,465
                                                                     ------------    ------------

        Total current assets .....................................      4,954,679       3,545,258
                                                                     ------------    ------------
PROPERTY AND EQUIPMENT
   Mobile cardiac catheterization laboratories and medical
   equipment .....................................................      1,709,153         517,003
   Aircraft and related equipment ................................      9,297,415       8,310,838
   Transportation equipment ......................................        126,587          76,172
   Building and building improvement .............................        258,642         432,156
   Furniture and office equipment ................................        734,324         415,039
                                                                     ------------    ------------
                                                                       12,126,121       9,751,208

   Less:  accumulated depreciation and amortization ..............     (1,657,701)       (464,184)
                                                                     ------------    ------------

        Net property and equipment ...............................     10,468,420       9,287,024
                                                                     ------------    ------------
OTHER ASSETS
   Investment in equity securities ...............................      2,863,840       2,579,742

   Mortgage and notes receivable, less current maturities ........         97,580       1,820,377
   Goodwill, net of accumulated amortization $241,279
       and $75,362, respectively .................................      8,338,972       3,776,197
   Other assets ..................................................      1,609,219       1,269,515
                                                                     ------------    ------------

        Total other assets .......................................     12,909,611       9,445,831
                                                                     ------------    ------------
               TOTAL ASSETS ......................................   $ 28,332,710    $ 22,278,113
               ------------                                          ============    ============


               The Accompanying Notes Are An Integral Part of the
                       Consolidated Financial Statements

                       MEDICAL INDUSTRIES OF AMERICA, INC.
                           CONSOLIDATED BALANCE SHEETS
                                  DECEMBER 31,

         LIABILITIES AND SHAREHOLDERS' EQUITY
                                                                           1998            1997
                                                                      ------------    ------------
CURRENT LIABILITIES
Line of credit ....................................................   $  1,789,827    $       --
Current maturities of notes payable and long-term debt ............      1,827,835       2,483,791
Current maturities of capital lease obligations ...................        163,595          58,051
Current maturities of convertible subordinated debentures .........        125,000            --
Accounts payable ..................................................      2,117,079         873,773
Accrued expenses ..................................................      1,009,564       1,146,200

Net liabilities of discontinued operations ........................        418,243            --
                                                                      ------------    ------------

         Total current liabilities ................................      7,451,143       4,561,815

Notes payable and long-term debt, less current maturities .........      6,184,737       4,248,037
Convertible debentures, net of discount of $546,836 ...............      2,453,164            --
Convertible subordinated debentures ...............................        367,500         400,000
Capital lease obligations, less current maturities ................        681,335          12,781
Payable to officers ...............................................        151,169         284,096
                                                                      ------------    ------------

         Total liabilities ........................................     17,289,048       9,506,729
                                                                      ------------    ------------

COMMITMENTS

SHAREHOLDERS' EQUITY
Preferred shares, authorized 20,000,000 shares:
     issued and outstanding:
Series B convertible shares, 27,250 and 200,000
  issued, $10 stated value ........................................        215,913       1,740,000
Preferred stock to be issued ......................................           --           959,500

Common shares, .0025 par value, authorized  100,000,000: issued and
  outstanding 21,252,924 and  14,565,712 shares, respectively .....         53,131          36,413
Additional paid-in capital ........................................     37,396,999      30,297,862
Net proceeds from settlement of litigations .......................      1,675,050       1,675,050
Accumulated deficit ...............................................    (28,297,431)    (21,937,441)
                                                                      ------------    ------------
         Total shareholders' equity ...............................     11,043,662      12,771,384
                                                                      ------------    ------------

                TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ........   $ 28,332,710    $ 22,278,113
                                                                      ============    ============

               The Accompanying Notes Are An Integral Part of the
                       Consolidated Financial Statements

                       MEDICAL INDUSTRIES OF AMERICA, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        FOR THE YEARS ENDED DECEMBER 31,

                                                     1998             1997
                                                 ------------    ------------
REVENUE
   Revenue from operations ....................  $ 14,448,523    $  2,375,309
   Interest income ............................       282,803         182,757
                                                 ------------    ------------

         Total revenue ........................    14,731,326       2,558,066
                                                 ------------    ------------
COST AND EXPENSES
   Cost of services ...........................     6,915,503       1,545,710
   General and administrative expenses ........     8,425,420       1,400,102
   Depreciation and amortization ..............     1,458,595         232,235
   Interest expense ...........................     1,120,106          87,992
   Interest - beneficial conversion feature ...        88,200            --
   Equity in net (income) loss of investee ....       (80,685)        373,458
   Merger costs ...............................       117,748            --

   Loss on sale of subsidiary .................        29,026            --

   Loss on sale of building ...................       234,862            --
                                                 ------------    ------------

         Total cost and expenses ..............    18,308,775       3,639,497
                                                 ------------    ------------

Loss from continuing operations ...............    (3,577,449)     (1,081,431)

Loss from discontinued operations .............    (1,441,799)       (444,721)

Loss from disposal of discontinued operations .    (1,510,308)            -0-
                                                 ------------    ------------

Net loss before extraordinary items ...........  $ (6,529,556)   $ (1,526,152)

Extraordinary item - gain from retirement
  of debt .....................................      169,566            --
                                                 ------------    ------------

Net loss ......................................  $ (6,359,990)   $ (1,526,152)
                                                 ============    ============

Loss per common share - Basic:
   Continuing operations ......................  $       (.19)   $       (.20)
   Discontinued operations ....................          (.16)           (.08)

   Extraordinary items ........................           .01            --
                                                 ------------    ------------
   Net loss ...................................  $       (.34)   $       (.28)
                                                 ============    ============


               The Accompanying Notes Are An Integral Part of the
                       Consolidated Financial Statements

                       MEDICAL INDUSTRIES OF AMERICA, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997

                                      PREFERRED STOCK                  COMMON STOCK
                                  ------------------------       -------------------------
                                                                                               ADDITIONAL
                                   SHARES         AMOUNT          SHARES          AMOUNT    PAID-IN CAPITAL        OTHER
                                  ---------     ----------       --------       ----------  ----------------      -------
Balance, January 1, 1997
    (as re-stated) ........        425,221    $  5,390,480       1,126,188    $      2,815    $ 16,652,243           --
    Conversion of
      preferred stock .....       (225,221)     (4,370,480)      7,065,530          17,664       4,352,816           --
    Shares issued for
      services ............           --              --           638,100           1,595       1,215,076           --
    Shares issued in
      settlement of lawsuit           --              --           560,336           1,400         462,806           --
    Sale of common stock ..           --              --           412,000           1,030         567,740           --
    Shares issued from
      exercise of warrants            --              --           144,384             361         216,217           --
    Shares issued in
      exchange in
      subordinated
      debentures ..........           --              --           409,889           1,025         490,060           --
    Shares issued for
      businesses acquired .      1,289,000         959,500       4,209,285          10,523       6,340,904           --
    Adjustment for equity
      investment ..........          3,600         720,000            --              --              --             --
    Net proceeds from
      settlement of
      litigations .........           --              --              --              --                     $  1,675,050

    Net loss ..............           --              --              --              --              --             --
                              ------------    ------------    ------------    ------------    ------------   ------------
Balance, December 31, 1997       1,492,600    $  2,699,500      14,565,712    $     36,413    $ 30,297,862   $  1,675,050

Common stock issued for
  business acquired .......                                      5,871,208          14,678       5,710,608
Common shares returned ....                                        (75,500)           (188)            188
Exercise of stock options .                                      2,100,000           5,250       1,044,750
Notes receivable from
  officers ................                                     (2,100,000)         (5,250)     (1,044,750)
Interest - beneficial
  conversion feature ......                                                                        635,036
Settlement of lawsuits ....                                        466,504           1,166         522,493
Reversal of acquisition
  agreements ..............     (1,289,000)       (959,500)        425,000           1,062         230,812
Adjustment for equity
  investment ..............         (5,659)        (56,587)
Return of preferred shares        (176,350)     (1,467,500)

Net loss ..................           --              --              --              --              --             --
                              ------------    ------------    ------------    ------------    ------------   ------------
Balance - December 31, 1998         21,591    $    215,913      21,252,924    $     53,131    $ 37,396,999   $  1,675,050
                              ============    ============    ============    ============    ============   ============

                               ACCUMMULATED
                                  DEFICIT          TOTAL
                               --------------    ---------
Balance, January 1, 1997
    (as re-stated) ........     $(20,411,289)   $  1,634,249
    Conversion of
      preferred stock .....             --              --
    Shares issued for
      services ............             --         1,216,671
    Shares issued in
      settlement of lawsuit             --           464,206
    Sale of common stock ..             --           568,770
    Shares issued from
      exercise of warrants              --           216,578
    Shares issued in
      exchange in
      subordinated
      debentures ..........             --           491,085
    Shares issued for
      businesses acquired .             --         7,310,927
    Adjustment for equity
      investment ..........             --           720,000
    Net proceeds from
      settlement of
      litigations .........             --         1,675,050

    Net loss ..............       (1,526,152)     (1,526,152)
                                ------------    ------------
Balance, December 31, 1997      $(21,937,441)   $ 12,771,384

Common stock issued for
  business acquired .......                        5,725,286
Common shares returned ....                             --
Exercise of stock options .                        1,050,000
Notes receivable from
  officers ................                       (1,050,000)
Interest - beneficial
  conversion feature ......                          635,036
Settlement of lawsuits ....                          523,659
Reversal of acquisition
  agreements ..............                         (727,626)
Adjustment for equity
  investment ..............                          (56,587)
Return of preferred shares                        (1,467,500)

Net loss ..................       (6,359,990)     (6,359,990)
                                ------------    ------------
Balance - December 31, 1998     $(28,297,431)   $ 11,043,662
                                ============    ============


               The Accompanying Notes Are An Integral Part of the
                       Consolidated Financial Statements

                       MEDICAL INDUSTRIES OF AMERICA, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE YEARS ENDED DECEMBER 31,

                                                           1998            1997
                                                       ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss from continuing operations ................   $(3,577,449)   $(1,081,431)
Net loss from discontinued operations ..............    (2,952,107)      (444,721)
Gain from retirement of debt .......................       169,565           --
   Adjustments to reconcile net loss to
     net cash provided by (used in) operating
     activities:

     Liabilities on discontinued operations ........       418,243       (574,966)

     Depreciation and amortization .................     1,458,595        338,306
     Equity loss on investments ....................       (80,685)       373,458

     Interest - beneficial conversion feature ......        88,200           --
     Bad debts .....................................       172,500

     Write-off of Goodwill .........................     2,354,476           --
     Forgiveness of debt ...........................       (30,000)          --

     Loss on disposition of property and equipment .       234,862           --

     Common stock issued for services rendered .....          --        1,216,671

     Common stock issued in settlement of litigation          --          464,206

     Net proceeds from settlement of litigation ....          --        1,675,050
     Changes in assets and liabilities
     (Increase) decrease in:

     Accounts receivable ...........................      (690,837)      (500,671)
     Assets held for sale ..........................       (92,540)          --

     Inventories of medical supplies ...............       (15,908)       (12,753)

     Prepaid expenses and other current assets .....       (69,213)      (242,311)

     Other assets ..................................      (586,422)       192,693

     Accounts payable ..............................        34,306        (79,791)
     Accrued expenses ..............................      (697,866)      (961,401)
                                                       -----------    -----------

         Net cash provided by (used in)
         operating activities ......................    (3,862,280)       362,339
                                                       -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES

Disbursements for property and equipment ...........    (1,315,011)      (221,179)

Issuance of notes receivable .......................      (484,625)      (741,057)

Payments received on mortgage and notes receivable .       820,920        265,005
Proceeds from debentures ...........................          --          400,000

Cash received upon acquisition .....................        81,737           --

Purchase of goodwill ...............................      (223,769)          --
                                                       -----------    -----------

         Net cash used in investing activities .....    (1,120,748)      (297,231)
                                                       -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES
Repayments on long-term debt and notes payable .....    (1,198,278)      (229,268)
Proceeds from long-term debt and notes payable .....     2,999,479        205,230

Proceeds from issuance of debentures ...............     3,367,500           --
Proceeds from issuance of common stock .............          --          892,108
Payments on debentures .............................      (275,000)          --
Repayment on capitalized leases ....................      (169,542)      (217,193)
                                                       -----------    -----------
         Net cash provided by financing activities .     4,724,159        650,877
                                                       -----------    -----------

         Increase in cash ..........................      (258,869)       715,985
Cash and cash equivalents:

Beginning ..........................................       957,446        241,461
                                                       -----------    -----------

Ending .............................................       698,577    $   957,446
                                                       ===========    ===========
Supplemental Disclosure of Cash Flow Information:
Cash payments for interest .........................   $ 1,006,568    $    65,880
                                                       ===========    ===========

               The Accompanying Notes Are An Integral Part of the
                       Consolidated Financial Statements

                       MEDICAL INDUSTRIES OF AMERICA, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997

Supplemental disclosure on non-cash investing and financial activities:

In August 1997, the Company issued 409,889 shares of the Company's common stock for payment of subordinated debentures totaling $491,085.

Effective January 9, 1997, the Company acquired 100% of the outstanding stock of Florida Physicians Internet, Inc. in exchange for preferred shares in amount equal to $832,000, cash payments of $1,415,000 over a three year period and the issuance of stock options. The Company assumed $34,000 in liabilities. In 1998, the purchase price was adjusted in the amount of $313,000. The acquisition has been accounted for using the purchase method of accounting and the net assets and revenue and expenses are included in the Company's consolidated financial statements from the date of the acquisition. The excess of the purchase price over the fair market value of the net assets acquired of approximately $1,582,000 was recognized as Goodwill.

Effective October 31, 1997, the Company acquired 100% of the outstanding stock of PRN in exchange for 500,000 shares of the Company's common stock. The Company received $56,000 in cash and assumed $107,000 in liabilities. The acquisition has been accounted for using the purchase method of accounting and the net assets, revenue and expenses are included in the Company's consolidated financial statements from the date of acquisition. The excess of the purchase price over the fair market value of the net assets acquired of approximately $854,000 was recognized as Goodwill.

Effective October 31, 1997, the Company acquired 100% of the outstanding stock of Care America in exchange for preferred shares convertible into 100,000 shares of the Company's common stock. The Company received $15,000 in cash and assumed $32,000 in liabilities. The acquisition has been accounted for using the purchase method of accounting and the net assets and revenue and expenses of Care America are included in the Company's consolidated financial statements from the date of acquisition. The excess of the purchase price over the fair market value of the net assets acquired of approximately $53,000 was recognized as Goodwill. In addition, the former stockholders have the right to earn 200,000 shares of the Company's common stock for each $1,000,000 or portion thereof of pretax profit over a three year period.

Effective December 31, 1997, the Company acquired 100% of the outstanding stock of Global Air Charter, Inc. in exchange for 1,432,000 shares of the Company's common stock. The Company received $38,533 in cash and assumed $734,373 in liabilities. The acquisition has been accounted for using the purchase method of accounting and the net assets of Global Air Charter, Inc. are included in the Company's consolidated financial statements from the date of acquisition. The excess of the purchase price over the fair market value of the net assets acquired of approximately $1,263,000 was recognized as Goodwill.

Effective December 31, 1997, the Company acquired 100% of the outstanding stock of Global Air Rescue, Inc. in exchange for 2,174,285 shares of the Company's common stock. The Company received $921 in cash and assumed $5,138,782 in liabilities. The acquisition has been accounted for using the purchase method of accounting and the net assets of Global Air Rescue, Inc. are included in the Company's consolidated financial statements from the date of acquisition. The fair value of the net assets acquired equaled the purchase price, therefore no Goodwill was recorded.

Effective December 31, 1997, the Company acquired 51% of the outstanding stock of Clearwater Jet Center, Inc. in exchange for 3,000 shares of the Company's common stock. The Company received $2,611 in cash and assumed $354 in liabilities. The acquisition has been accounted for using the purchase method of accounting and the net assets of Clearwater Jet Center, Inc. are included in the Company's consolidated financial statements from the date of this acquisition. The excess of the purchase price over the fair market value of the net assets acquired of approximately $26,000 was recognized as Goodwill.

In 1997, the Company's Series C and D preferred stock were converted into 7,065,530 shares of the Company's common stock.

In April 1998, the Company issued 6,504 shares of restricted common stock valued at $10,000 in settlement of a lawsuit.

Effective April 1, 1998, the Company acquired 100% of the outstanding stock of Pharmacy Care Specialists, Inc, in exchange for 680,000 shares of the Company's common stock at $1.56 per share and a Note in the amount of $90,000. The Company received $26,157 in cash and assumed 280,000 in liabilities. The acquisition has been accounted for using the purchase method of accounting and the net assets of PCS are included in the Company's financial statements from the date of acquisition. The excess of the purchase price over the fair market value of the net assets acquired of approximately $1,036,593 was recognized as Goodwill.

Effective April 1, 1998, the Company acquired 81% of the outstanding stock of Ivanhoe Medical Systems, Inc, in exchange for 607,500 shares of the Company's common stock at $1.56 per share. Effective September 1, 1998, the Company acquired the remaining 19% of the outstanding stock of Ivanhoe Medical Systems, Inc. in exchange for $660,000 in cash and notes. The Company received $14,037 in cash and assumed $325,163 in liabilities. The acquisition has been accounted for using the purchase method of accounting and the net assets of Ivanhoe are included in the Company's financial statements from the date of acquisition. The excess of the purchase price over the fair market value of the net assets acquired of approximately $1,969,170 was recognized as Goodwill.

Effective September 1, 1998, the Company acquired 100% of the outstanding stock of Valley Pain Centers, Inc, in exchange for 1,320,000 shares of the Company's common stock at $1.00 per share, or $1,320,000. The Company received $6,772 in cash and assumed $914,943 in liabilities. The acquisition has been accounted for using the purchase method of accounting and the net assets of Valley are included in the Company's financial statements from the date of acquisition. The excess of the purchase price over the fair market value of the net assets acquired of approximately $1,529,327 was recognized as Goodwill.

Effective October 15, 1998, the Company acquired 100% of the outstanding stock of Your Good Health Network, Inc. in exchange for 3,333,233 shares of the Company's common stock at $.75 per share, or $2,500,000. The Company received $52,280 in cash and assumed $1,393,335 in liabilities. The Company received $52,280 in cash and assumed $1,393,335 in liabilities. The acquisition has been accounted for using the purchase method of accounting and the net assets of YGHN are included in the Company's financial statements from the date of acquisition. The excess of the purchase price over the fair market value of the net assets acquired of approximately $2,830,646 was recognized as Goodwill.

In December 1998, the Company issued 460,000 shares of restricted common stock in settlement of conversion of previously held preferred stock in the Company and a note payable of $29,000.

The note receivable due from Westmark was partially repaid by returning to the Company 172,750 shares of Series B convertible preferred valued at $1,727,500.

As part of the settlement with Dr. A. Razzak Tai, the Company received back part of the shares originally issued as part of the acquisition of FPII.

                       MEDICAL INDUSTRIES OF AMERICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1998 AND 1997


1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

Medical Industries of America, Inc. ("Medical Industries" or the "Company") incorporated in the State of Florida on September 29, 1989 and commenced operations on February 27, 1990.

The Company is in the business of developing integrated medical delivery services by providing diversified medical technologies, physical and pain rehabilitation, occupational and speech therapy, sleep apnea, diagnostic and treatment services, pharmaceutical services, and international air ambulance services. The Company provides these services primarily in Florida, North Carolina, South Carolina and Virginia. The Company also provides diagnostic and therapeutic healthcare services to the surgical and medical community through its mobile cardiac catheterization services to hospitals in the State of Florida.

At the Annual Meeting held in November 1998, the shareholders approved an increase in the number of authorized common shares to 100,000,000 from 50,000,000 and to change the par value of the common stock to $.0025 from no par value, and additionally to increase the number of authorized preferred shares from 10,000,000 to 20,000,000.

BASIS OF PRESENTATION AND CONSOLIDATION

The consolidated financial statements for 1998 include the activity of the Company and its wholly owned subsidiaries Heart Labs of America, Inc. ("HLOA"), Global Air Charter, Global Air Rescue, Inc. and Clearwater Jet Center, Inc. ("Global"). The consolidated financial statements include from the date of acquisition Pharmacy Care Specialists, Inc. ("PCS"), Ivanhoe Medical Systems, Inc. ("Ivanhoe"), Valley Pain Centers, Inc. ("Valley") and Your Good Health Network, Inc. ("YGHN").

The consolidated financial statements for 1997 include the activity of the Company and its wholly owned subsidiaries Heart Labs of America, Inc. ("HLOA") and Florida Physicians Internet, Inc. ("FPII") for the full year, and PRN of North Carolina, Inc. ("PRN"), Care America Integrated Healthcare Services, Inc. ("Care America"), Global Air Charter, Inc., Global Air Rescue, Inc. and Clearwater Jet Center, Inc. ("Global") from the date of acquisition..

All inter-company accounts and transactions have been eliminated in consolidation.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include investments in highly liquid debt instruments with a maturity of three months or less.

                       MEDICAL INDUSTRIES OF AMERICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1998 AND 1997


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

YEAR 2000 COSTS

The Year 2000 issue relates to limitations in computer systems and applications that may prevent proper recognition of the Year 2000. The potential effect of the Year 2000 issue on the Company and its business partners will not be fully determinable until the Year 2000 and thereafter. If Year 2000 modifications are not properly completed either by the Company or entities with which the Company conducts business, the Company's revenues and financial condition could be adversely impacted.

INVESTMENT IN WESTMARK GROUP HOLDINGS, INC.

In 1998, the Company accounted for its investment in Westmark Group Holdings, Inc. ("Westmark"), a 21%-owned affiliate, by the equity method of accounting under which the Company's share of the net income (loss) of Westmark is recognized as income (loss) in the Company's statement of operations and added (subtracted) to the investment account. In accordance with the equity method of accounting, the Company has restated its 1997 financial statements to be comparative with 1998 presentation.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets. Amortization of property held for lease is included in depreciation and amortization expense and is provided using the straight-line and accelerated methods over the shorter of the lease term or estimated useful lives of the assets. Property and equipment at December 31, 1998 and 1997 consisted of the following:

                                                          1998           1997
                                                       -----------   -----------
Property and equipment owned .......................   $11,180,347   $ 9,751,208
Property and equipment held under capital leases ...       945,774             0
                                                       -----------   -----------
                                                       $12,126,121   $ 9,751,208
                                                       ===========   ===========

                       MEDICAL INDUSTRIES OF AMERICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1998 AND 1997


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

During 1998, the board of directors reviewed the operations and the financial condition of Florida Physicians Internet, Inc. and PRN of North Carolina, Inc. and voted to close down PRN and sold FPII in September 1998. As a result of this decision, management has written off goodwill related to these companies in the amount of $2,354,476.

LOSS PER SHARE

The Company adopted Financial Accounting Standards No. 128 (FAS 128), "Earnings per share" in 1997. FAS 128 requires dual presentation of basic and diluted earnings per share on the face of the income statement as well as restatement of prior periods presented. Basic loss per share is calculated by dividing net loss by the weighted average common shares outstanding. In 1998 and 1997, the effect of the common stock equivalents on diluted loss per common share was antidilutive. Therefore, they were not considered in the calculation.

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

REVENUE

Revenue is recognized at the time the service is rendered for the following subsidiaries; Ivanhoe, PCS, Valley and YGHN. Medicare and Medicaid reimbursements ("third-party") are based on allowable charges. The difference between the Company's established billing rates and contracted or anticipated reimbursement rates is recorded as a contractual allowance and offset against net sales. These revenues are subject to audit and retroactive adjustment by the respective third-party fiscal intermediaries. In

                       MEDICAL INDUSTRIES OF AMERICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1998 AND 1997


the opinion of management, retroactive adjustments, if any, would not be material to the financial statements of the Company.

HLOA has agreements with hospitals for the hospitals' use of mobile cardiac catheterization units and staff, and receives revenue based upon contracted prices. Terms of the agreements vary and range from periods of approximately one to two years.

Global recognizes revenue upon completion of the scheduled flight.

STOCK-BASED COMPENSATION

Beginning in 1996, the Company implemented the provisions of SFAS 123, Accounting of Stock-Based Compensation, in accounting for stock-based transactions with non-employees and, accordingly, records compensation expense in the consolidated statements of operations for such transactions. The Company continues to apply the provisions of APB 25 for transactions with employees, as permitted by SFAS 123.

NEW ACCOUNTING PRONOUNCEMENT

In 1988, the AICPA issued Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-Up Activities." SOP 98-5 provides guidance on accounting for start-up costs and organization costs, which must be expensed as incurred. This Statement is effective for financial statements for fiscal years beginning after December 15, 1998. Management does not expect this Statement to have a material impact on the Company's financial statements.

RECLASSIFICATIONS

Certain reclassifications have been made in the 1997 financial statements to conform with the 1998 presentation.

2.  BUSINESS ACQUIRED

Effective January 9, 1997, the Company acquired 100% of the outstanding stock of Florida Physicians Internet, Inc. in exchange for preferred shares in amount equal to $832,000, cash payments of $1,415,000 over a three year period and the issuance of stock options. In 1998, the purchase price was adjusted in the amount of $313,000. The acquisition has been accounted for using the purchase method of accounting and the net assets and revenue and expenses are included in the Company's consolidated financial statements from the date of the acquisition. The excess of the purchase price over the fair market value of the net assets acquired of approximately $1,651,000 was recognized as Goodwill. As of December 31, 1998, the Company sold the assets of Florida Physicians Internet, Inc.

Effective October 31, 1997, the Company acquired 100% of the outstanding stock of PRN in exchange for 500,000 shares of the Company's common stock. The acquisition has

                       MEDICAL INDUSTRIES OF AMERICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1998 AND 1997


been accounted for using the purchase method of accounting and the net assets, revenue and expenses are included in the Company's consolidated financial statements from the date of acquisition. The excess of the purchase price over the fair market value of the net assets acquired of approximately $854,000 was recognized as Goodwill. As of December 31, 1998, the Company discontinued this subsidiary.

Effective October 31, 1997, the Company acquired 100% of the outstanding stock of Care America in exchange for preferred shares convertible into 100,000 shares of the Company's common stock. The acquisition has been accounted for using the purchase method of accounting and the net assets and revenue and expenses of Care America are included in the Company's consolidated financial statements from the date of acquisition. The excess of the purchase price over the fair market value of the net assets acquired of approximately $53,000 was recognized as Goodwill. As of August 31, 1998, the Company sold 100% of its stock in Care America to two original shareholders.

Effective December 31, 1997, the Company acquired 100% of the outstanding stock of Global Air Charter, Inc. in exchange for 1,432,000 shares of the Company's common stock valued at $1.50 per share, or $2,148,000.. The acquisition has been accounted for using the purchase method of accounting and the net assets of Global Air Charter, Inc. are included in the Company's consolidated financial statements from the date of acquisition. The excess of the purchase price over the fair market value of the net assets acquired of approximately $1,263,000 was recognized as Goodwill.

Effective December 31, 1997, the Company acquired 100% of the outstanding stock of Global Air Rescue, Inc. in exchange for 2,174,285 shares of the Company's common stock valued at $1.50 per share, or $3,261,428. The acquisition has been accounted for using the purchase method of accounting and the net assets of Global Air Rescue, Inc. are included in the Company's consolidated financial statements from the date of acquisition. The fair value of the net assets acquired equaled the purchase price, therefore no Goodwill was recorded.

Effective, December 31, 1997, the Company acquired 51% of the outstanding stock of Clearwater Jet Center, Inc. in exchange for 3,000 shares of the Company's common stock valued at $1.50 per share, or $4,500. The acquisition has been accounted for using the purchase method of accounting and the net assets of Clearwater Jet Center, Inc. are included in the Company's consolidated financial statements from the date of this acquisition. The excess of the purchase price over the fair market value of the net assets acquired of approximately $26,000 was recognized as Goodwill.

Effective April 1, 1998, the Company acquired 100% of the outstanding stock of Pharmacy Care Specialists, Inc, in exchange for 680,000 shares of the Company's common stock at $1.56 per share and a Note in the amount of $90,000. The acquisition has been accounted for using the purchase method of accounting and the net assets of PCS are included in the Company's financial statements from the date of acquisition. The excess of the purchase price over the fair market value of the net assets acquired of approximately $1,036,593 was recognized as Goodwill.

                       MEDICAL INDUSTRIES OF AMERICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1998 AND 1997


Effective April 1, 1998, the Company acquired 81% of the outstanding stock of Ivanhoe Medical Systems, Inc, in exchange for 607,500 shares of the Company's common stock at $1.56 per share. Effective September 1, 1998, the Company acquired the remaining 19% of the outstanding stock of Ivanhoe Medical Systems, Inc. in exchange for $660,000 in cash and notes. The acquisition has been accounted for using the purchase method of accounting and the net assets of Ivanhoe are included in the Company's financial statements from the date of acquisition. The excess of the purchase price over the fair market value of the net assets acquired of approximately $1,969,170 was recognized as Goodwill.

Effective September 1, 1998, the Company acquired 100% of the outstanding stock of Valley Pain Centers, Inc, in exchange for 1,320,000 shares of the Company's common stock at $1.00 per share, or $1,320,000. The acquisition has been accounted for using the purchase method of accounting and the net assets of Valley are included in the Company's financial statements from the date of acquisition. The excess of the purchase price over the fair market value of the net assets acquired of approximately $1,529,327 was recognized as Goodwill.

Effective October 15, 1998, the Company acquired 100% of the outstanding stock of Your Good Health Network, Inc. in exchange for 3,333,233 shares of the Company's common stock at $.75 per share, or $2,500,000. The acquisition has been accounted for using the purchase method of accounting and the net assets of YGHN are included in the Company's financial statements from the date of acquisition. The excess of the purchase price over the fair market value of the net assets acquired of approximately $2,830,646 was recognized as Goodwill.

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

                                                  1998                1997
                                             -------------         ------------

Net revenue .........................        $  20,547,099         $ 18,046,000
                                             =============         ============
Net (loss) ..........................        $  (7,144,005)        $   (935,000)
                                             =============         ============
(Loss) per common share .............        $        (.31)        $       (.06)
                                             =============         ============

                       MEDICAL INDUSTRIES OF AMERICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1998 AND 1997


3.  NOTES RECEIVABLE

Notes receivable as of December 31, 1998 and 1997 consisted of the following:


                                                             1998        1997
                                                            -------    --------
Various notes from Westmark, bearing interest
     at 10%, due with a monthly minimum payment
     of $25,000 and a balloon payment due June 30,
     2000. Additional payments are based on
     Westmark's excess cash flow. The receivable is
     collateralized by the Company's preferred
     stock held by Westmark ..........................          -0-   $1,839,789

Mortgage receivable - in monthly installments
     of $1,083, including interest at 8.5%,
     with a maturity date of January 1, 2002,
     collateralized by a building ....................      102,077      106,206

Notes receivable, in monthly installments of
     $60,000, which includes interest at 10%,
     balance due December 31, 1997.  This note
     was subsequently paid ...........................          -0-      437,000


Note receivable, in monthly installments of
     $5,879, including interest at 10%, with
     a maturity date of September 2, 1999., unsecured        74,622          -0-

Other ................................................          -0-       49,059
                                                         ----------   ----------
                                                            176,699    2,432,054
     Less:  current maturities .......................       79,119      611,677
                                                         ----------   ----------
                                                         $   97,580   $1,820,377
                                                         ==========   ==========

4.  INVESTMENT IN WESTMARK GROUP HOLDINGS, INC.

In December 1995, the Company acquired a 49% interest in the common stock of Westmark Group Holdings, Inc. for $1,525,000 in cash and notes payable and 10,000 shares of Class B convertible preferred stock with a stated value of $200 per share.

As of December 31, 1997, the net assets of Westmark Group Holding, Inc. included $2,000,000 of the Class B convertible preferred stock of the Company. The investment in Westmark Group Holdings, Inc. as of December 31, 1997 has been adjusted to eliminate the Company's 13% interest in these net assets.

Westmark is a public company that trades on Nasdaq under the symbol (WGHI) and is subject to the reporting requirements mandated by the Securities and Exchange Commission.

In July 1998, the Company exercised its option and converted $700,000 of Westmark's preferred shares for 350,000 common shares of Westmark, bringing the total Westmark common shares held by the Company to 683,457 shares, or an ownership of 20.6% as of December 31, 1998, and 333,333 shares, or 13%, as of December 31, 1997. In accordance

                       MEDICAL INDUSTRIES OF AMERICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1998 AND 1997


with generally accepted accounting principles, the Company in 1998 changed its method for accounting for its investment in Westmark from the cost method to the equity method and has restated 1997 financial statements to reflect this change. The equity method requires the Company to include in its statement of operations its proportionate ownership percentage of Westmark's annual profit or loss.

The Company's investment in Westmark includes the unamortized excess of the Company's investment over its equity in Westmark's net assets. This excess was $2,351,711 at December 31, 1998 and is being amortized on a straight-line basis over 25 years.

Summarized financial information derived from Westmark's financial reports to the Securities and Exchange Commission was as follows:

                                                    1998            1997
                                                ------------    ------------
    Balance Sheet:
        Current assets ......................   $ 31,387,182    $  7,888,384
        Property and equipment ..............        578,382         644,563
        Investments .........................        860,528       4,287,660
        Other Assets ........................        315,982            --
                                                ------------    ------------
                                 Total Assets   $ 33,142,074    $ 12,820,607
                                                ============    ============

        Current liabilities .................     30,616,262      10,984,258
        Long-term obligations ...............         39,749       1,774,044
        Shareholder's Equity ................      2,486,063          62,305
                                                ------------    ------------
                        Total Liabilities and
                         Shareholder's Equity   $ 33,142,074    $ 12,820,607
                                                ============    ============

        Results of Operations
           Revenues .........................     17,300,099       8,342,506
           Costs and expenses ...............     15,583,452       9,032,329
           Other expense ....................      1,240,713         381,022
           Taxes (benefit) expense ..........       (710,784)        147,000
                                                ------------    ------------
        Income (loss) from
           Continuing operations ............      1,186,718      (1,217,845)

        Discontinued operations .............           --          (250,225)
                                                ------------    ------------
                            Net income (loss)   $  1,186,718    $ (1,468,070)
                                                ============    ============

5.  CUSTOMERS AND CREDIT CONCENTRATION

The Company has no customer which individually accounted for greater than 10% of consolidated revenue. During 1998 and 1997, the Company derived its revenue in Florida, North Carolina, South Carolina, and Virginia.

                       MEDICAL INDUSTRIES OF AMERICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1998 AND 1997


Each entity's revenue as percentage to total revenue is as follows:

                                Heart Labs                               6.9%
                                Global                                  48.6%
                                Ivanhoe                                  5.6%
                                Valley                                   6.7%
                                PCS                                     17.4%
                                YGHN                                     7.7%
                                Corporate                                7.1%

6.  NOTES PAYABLE AND LONG-TERM DEBT

Notes payable and long-term debt as of December 31, 1998 and 1997 consisted of the following:

                                                                         1998        1997
                                                                     ----------- -----------
Notes payable to former officers and directors,
   non-interest-bearing, due on demand ...........................                $  126,000

Note payable in default at December 31, 1995,
   principal and interest at 18%, due
   on demand, collateralized by HLOA's accounts
   receivable, leaseholds, chattel paper,
   general intangibles and contract rights .......................         --        300,000

Note payable to related parties, payable in semi-annual
   installments of $5,207, interest at 10% maturing
   December, 2002 ................................................         --         40,000


Note payable to related party, payable semi-annual
   non-interest bearing, maturing January 2000 ...................         --      1,101,893

Notes payable, payable in monthly installments
   of $2,018 including interest at rates of
   12% and prime rate (8.5% as of December 31, 1997)
   plus 2%, balance due in November 2001 and
   December 1998, collateralized by building. This was
   satisfied in 1998 upon the sale of the building ...............         --        141,230


Notes payable to financial institutions, payable
   in monthly installments of $76,492, interest
   ranging from 9% to 11%, collateralized by aircraft,
   maturing through July 2007.  This note was refinanced in 1998           --      5,022,705

Note payable to a financing company, payable in monthly
   installments of $89,997, interest 9%, collateralized
   by aircraft, maturing May 2003  ...............................    6,329,509         --

Note payable, payable in monthly installments of $12,352,
   interest at 8.5%, maturing May 2003  ..........................      317,751         --


                       MEDICAL INDUSTRIES OF AMERICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1998 AND 1997

Note payable to a bank, principal and interest
   of prime plus 1.5%, adjusted annually (10% at
   November 30, 1998), due in monthly install-ments through
   April 2001, collateralized by certain equipment and
   guaranteed by a shareholder ...................................       68,067         --


Note payable to a bank, principal and interest
   of prime plus 1%, adjusted annually (9.25% at
   December 30, 1998), due in monthly installments through
   October 1999, uncollateralized and guaranteed by a shareholder        41,667         --


Note payable to a bank, interest only at 10%, matured on
   March 15, 1999, unsecured .....................................      600,000         --

Note payable to a bank, interest at 9.25%, due on demand,
   unsecured .....................................................       49,970         --

Note payable, payable in monthly installments of $6,450,
   interest at 12%, maturing 12/30/99, unsecured .................       72,600         --

Note payable, payable based on certain collection
   criteria, maturing 7/17/2000, unsecured .......................      228,470         --

Notes payable to various banks, payable in monthly
   installments of $4,400, with interest varying between
   8.75% and 14%, maturing through March 14, 2002,
   collateralized by various equipment ...........................      184,394         --

Note payable to an individual, payable in monthly
   installments of $1,800, with interest at 8%,
   maturing May 1999, unsecured ..................................        8,450         --

Other ............................................................      111,694         --
                                                                     ----------   ----------

                                                                      8,012,572    6,731,828

Less current maturities ..........................................    1,827,835    2,483,791
                                                                     ----------   ----------
                                                                     $6,184,737   $4,248,037
                                                                     ==========   ==========

Aggregate maturities required on notes payable and long-term debt as of December 31, 1997 are as follows:


     YEAR ENDING DECEMBER 31                       AMOUNT
     ------------------------                    -----------
              1999                               $ 1,827,835
              2000                                   668,308
              2001                                   552,216
              2002                                   483,144
              2003                                   480,580
              Thereafter                           4,000,489
                                                 -----------
                                                 $ 8,012,572
                                                 ===========

7.   LEASES

The Company leases two mobile labs under operating leases which expire July 31, 2002.

The Company leases various office space under non-cancelable operating leases which expire through April 2001.

Future minimum payments of non-cancelable operating leases consisted of the following as of December 31, 1998:

                       MEDICAL INDUSTRIES OF AMERICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1998 AND 1997



         YEAR ENDING  DECEMBER 31,                OPERATING LEASES
         -------------------------               -------------------
         1999                                          $1,206,702
         2000                                             746,382
         2001                                             579,478
         2002                                              43,716
                                                       ----------
         Total lease payments                          $2,576,278
                                                       ==========

Rent expense for the years ended December 31, 1998 and 1997 totaled $1,587,897 and $191,303, respectively.

CAPITALIZED LEASES

The Company has acquired equipment under the provisions of long-term leases. The future minimum lease payments under the capital leases at December 31, 1998 are as follows:

         1999                                        $250,201
         2000                                         242,002
         2001                                         231,225
         2002                                         216,384
         2003                                          54,096
                                                     --------
         TOTAL                                        993,908
         Less: Imputed interest                       148,978
                                                     --------
         Total minimum lease payments                 844,930
         Current maturities of capital leases         163,595
                                                     --------
         Long-term capital leases less current
             maturities                              $681,335
                                                     ========

8.   INCOME TAXES

The Company's temporary differences result in federal income tax asset which is reduced to zero by a related valuation allowance summarized as follows:

                                                   DECEMBER 31,    DECEMBER 31,
                                                      1998            1997
                                                   -----------     ------------
Deferred tax assets:
Operating loss carry-forwards ................     $ 5,651,800      $ 4,909,200
Accounts receivable ..........................         614,700          125,300
Note receivable reserve ......................         202,700          202,700
Prepaid insurance ............................          25,500           25,500
Contingent liability .........................            --              6,600
Other ........................................           6,800             --
                                                   -----------      -----------
    Total gross deferred tax assets ..........       6,501,500        5,269,300
    Less valuation allowance .................      (6,471,900)      (5,089,100)
                                                   -----------      -----------
    Net deferred tax assets ..................     $    29,600      $   180,200
                                                   ===========      ===========

Deferred liabilities:
Fixed assets .................................          29,600           29,600
Deferred gain on sale of assets ..............             -0-          150,600
                                                   -----------      -----------

Total gross deferred tax liabilities .........          29,600          180,200
                                                   -----------      -----------
Net deferred tax assets ......................             -0-              -0-
                                                   ===========      ===========

                       MEDICAL INDUSTRIES OF AMERICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1998 AND 1997


At December 31, 1998, the Company had operating loss carry-forwards for US income tax purposes of approximately $14,990,500 available to reduce future taxable income, which expire as follows:

                  YEAR OF
                 EXPIRATION                NET OPERATING LOSS
                 ----------               ---------------------
                   2006                       $      6,000
                   2007                            106,000
                   2008                            620,000
                   2009                          2,760,000
                   2010                          4,185,000
                   2011                          3,410,000
                   2012                          1,930,000
                   2018                          1,973,500
                                              ------------
                                              $ 14,990,500
                                              ============

It appears that the Company may have experienced a change in control, as defined under Section 382 of the Internal Revenue Service Code. As a result, the utilization of a significant portion of the tax loss carry-forwards may be limited on an annual basis and could expire unused..

9.  LOSS PER SHARE
                                        FOR THE YEAR ENDED DECEMBER 31, 1998
                                      ----------------------------------------
                                        INCOME           SHARES      PER-SHARE
                                     (NUMERATOR)      (DENOMINATOR)    AMOUNT
BASIC EPS                            -------------    -------------  ----------
---------
Available to common stockholders ..   $(6,359,990)     18,873,992     $  (.34)
                                      ===========      ===========    ========


                                       FOR THE YEAR ENDED DECEMBER 31, 1997
                                      -----------------------------------------
                                        INCOME           SHARES      PER-SHARE
                                     (NUMERATOR)      (DENOMINATOR)    AMOUNT
BASIC EPS                            -------------    -------------  ----------
---------
Available to common stockholders ...  $ (1,526,152)     5,476,495     $  (.28)
                                      ===========      ===========    ========

The warrants and stock options outstanding during 1998 and 1997 were antidilutive therefore, no diluted earnings per share calculation is required.

                       MEDICAL INDUSTRIES OF AMERICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1998 AND 1997


10.   STOCK OPTION

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

                                       1998               1997
                                   ------------        ----------
Net (loss)
       As reported                 $(6,359,990)      $ (1,526,152)
       Pro forma                   $(7,781,386)      $ (2,781,916)
Net (loss)
       As reported                 $      (.34)              (.28)
       Pro forma                   $      (.41)      $       (.51)

The above pro forma disclosures may not be representative of the efforts on reported net income for future years as options vest over several years and the Company may continue to grant options to employees.

The fair value of each option grant is estimated on the date of grant using the binomial option-pricing model with the following weighted-average assumptions used for grants in 1998 and 1997, respectively: dividend yield of 0.0 percent in both years; expected volatility of 169.88 and 143.73 percent: risk-free interest rates of 5.42 - 5.798 and 5.70 - 6.60 percent; and expected holding period up to 10 years.

A summary of the status of the Company's fixed stock options as of December 31, 1998 and 1997, and changes during the years ending on those dates is as follows:

                       MEDICAL INDUSTRIES OF AMERICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1998 AND 1997

                                                   1998                                    1997
                                     ----------------------------------    ----------------------------------

                                                        WEIGHTED - AVERAGE                  WEIGHTED - AVERAGE
                                           SHARES         EXERCISE PRICE        SHARES        EXERCISE PRICE
                                       ------------   ----------------------  ---------     -------------------
Outstanding at beginning of year          4,252,000           $     .87          175,000           $   3.83
Granted                                   2,300,000                1.26        4,125,000                .79
Exercised                                (2,450,000)                .50             --                 --
Expired                                        --                  --               --                 --

Forfeited                                      --                                (48,000)             (1.50)

Outstanding at end of year                4,052,000           $    1.28        4,252,000           $    .87
                                        ===========           =========      ===========           ========

Options exercisable at end of
    year                                  2,080,333                            2,802,000
                                        ===========                          ===========

Weighted-average fair value of
    options granted during the year     $      1.23                          $       .68
                                        ===========                          ===========

The following information applies to options outstanding at December 31, 1998:

                                         OPTIONS OUTSTANDING                          OPTIONS EXERCISABLE
                         --------------------------------------------------     ------------------------------
                                        WEIGHTED- AVERAGE      WEIGHTED -                         WEIGHTED -
 RANGE OF EXERCISE                          REMAINING           AVERAGE                            AVERAGE
       PRICES             SHARES        CONTRACTUAL LIFE     EXERCISE PRICE       SHARES        EXERCISE PRICE
--------------------     ----------    -------------------  ----------------    ----------    -----------------
     $ 0 - .50             75,000             1.02                 .50              75,000             .50
   $1.19 - $1.50        3,977,000             6.75                1.28           2,005,333            1.28


11.   WARRANTS

During the year ended December 31, 1998, the Company issued warrants to acquire common stock of the Company. Each warrant represents the right to purchase one share of common stock for prices ranging from $.50 to $3.00 per warrant. Warrants unexercised as of December 31, 1998 are as follows:

    NUMBER OF WARRANTS      EXERCISE PRICE         EXPIRATION DATE
    ------------------      --------------         ---------------
           240,000                .50             January 1999
           500,000               .625             September 2003
           240,000               1.25             September 1999
           141,750               1.50             December 2000
           100,000               1.50             February 2001
           100,000               1.50             December 2002
            16,667               1.75             July 1999
            16,667               2.00             July 1999
           150,000               2.00             November 2002
           100,000               2.00             December 2002
           150,000               2.50             December 2002
            16,667               2.75             July 1999
           400,000               2.50             July 2001
           250,000               3.00             November 1999

                       MEDICAL INDUSTRIES OF AMERICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1998 AND 1997


12.   PROFESSIONAL LIABILITY INSURANCE

The Company maintains its professional liability insurance with an independent commercial insurance company. Professional liability coverage is on a claims-made basis. The Company has not experienced any historical professional liability losses.

13.   RELATED PARTY TRANSACTIONS

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

The parties also executed mutual general releases.

         CONSULTING AGREEMENTS

During 1997, the Company engaged an accounting and consulting firm of which a director of the Company is a director and shareholder of this firm. In December 1997, the firm received $30,000 in the form of common stock for these services.

                       MEDICAL INDUSTRIES OF AMERICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1998 AND 1997


14.  SETTLEMENT OF REGULATION S LITIGATION

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

15.   LITIGATION AND CONTINGENCIES

In January 1997, a complaint was filed in the Circuit Court of Dade County, Florida against the Company and a former subsidiary. The complaint alleges that the Company defaulted on payments to employees and to independent consultants. The plaintiffs are seeking approximately $100,000 in damages. The Company intends to vigorously defend the lawsuit.

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

16.   COMMITMENTS

The Company has entered into employment agreements with certain of its employees. These agreements specify, among other things, salary and/or commissions, car allowance, stock incentives and expense reimbursement. The contracts range in length from one year to five years. Future minimum payments committed by the Company under these contracts as of December 31, 1998 are as follows:

         1999                         1,650,000
         2000                         1,650,000
         2001                         1,410,000
         2002                           830,000
                                     ----------
                                     $5,540,000
                                     ==========

17.   LINE OF CREDIT

In July 1998, the Company entered into a line of credit agreement with a California finance company. This line of credit agreement is for $1,500,000 and has an interest rate of prime plus 2.65% (11.4% at December 31, 1998), with a maturity of July 2000. The security interest in the assets of the Company is limited to the accounts receivable for Heart Labs, Global, Valley, and FPII. As of December 31, 1998, the Company had an outstanding balance in the amount of $1,006,116.

The Company entered into a line of credit agreement with a South Carolina bank. This line of credit agreement is for $250,000 and has an interest rate of 8%, with a maturity of May 8, 1999. The security interest in the assets of the Company is limited to furniture, fixtures and equipment of Ivanhoe. As of December 31, 1998, the Company had an outstanding balance in the amount of $229,800.

The Company entered into a line of credit agreement with a finance company. This line of credit agreement is for $1,500,000 and has an interest rate of prime plus 2% (10.75% at December 31, 1998) with a maturity of October 13, 2001. The security interest in the

                       MEDICAL INDUSTRIES OF AMERICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1998 AND 1997


assets of the Company is limited to all of the assets of the Company's subsidiary, Your Good Health Network, Inc. As of December 31, 1998, the Company had an outstanding balance in the amount of $614,475.

The Company entered into a loan agreement with Pointe Bank, a Florida banking corporation. This Line of Credit Agreement is for $250,000 and has an interest rate of prime plus 2%, with a maturity date of November 17, 1998. The bank's security interest in the assets of the Company is limited to the working capital line of credit. This line of credit was paid off in 1998.

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

19.   SALE OF MOBILE LAB

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

                       MEDICAL INDUSTRIES OF AMERICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1998 AND 1997


be at a stated value of $200.00 per share. If less than all of the outstanding shares of the Series B Preferred Stock are redeemed at any time, then the shares of Series B Preferred Stock held by such holder, subject to such adjustment as may be equitably determined by the Company in order to avoid the redemption of fractional shares.

21.   CONVERTIBLE SUBORDINATED DEBENTURES

In 1997, the Company issued $400,000 of convertible subordinated debentures. These Debentures are unsecured debt securities, subordinated in right of payment to any debt of the Company (defined in the Debentures as any indebtedness, borrowed money or guarantee of such indebtedness) except debt that by its terms is not senior ("Senior Debt") in right of payment to the Debentures. The Debentures bear interest at the annual rate of 12% and mature between February 1999 and September 1999. Interest is payable monthly.

Pursuant to the terms of the Debentures as originally issued, the Debentures are convertible into shares of Common Stock at the rate of one share of Common Stock for each $2.00 of principal amount, subject to adjustment in the event of certain events, including: dividends or distributions on the Common Stock payable into shares of Common Stock; subdivisions, combinations or certain reclassifications of Common Stock; distributions to all holders of the Common Stock at less than the current market price at the time; or distributions to such holders of Common Stock of assets or debt securities of the Company or certain rights to purchase securities of the Company (excluding cash dividends or distributions from current retained earnings). During 1998, the Company repaid $275,000 of these subordinated debentures leaving an outstanding balance of $125,000.

In June 1998, the Company issued 367,500 10% convertible subordinated debentures calling for semi-annual interest with a maturity of June 2000. The holders of the 10% convertible subordinated debentures received options to purchase 141,750 shares of the Company's common stock at an exercise price of $1.50.

On July 31 1998, the Company issued $3,000,000 of 6% convertible A debentures, calling for semi-annual interest with a maturity date of July 29, 2001. The holders of the 6% convertible A debentures received options to purchase 300,000 shares of the Company's common stock at an exercise price of $2.50. The underwriter received options to purchase 60,000 shares of the Company's Common stock at an exercise price of $2.00. The convertible A debentures were issued through J.W. Genesis Financial Services Capital Markets and were issued to accredited investors. The total offering price was $3,000,000 and the underwriter's commission was $180,000.

The debentures are convertible into the Company's Common Stock based on the lower of $2.00 per share or 82.5% of the twenty-two (22) day average closing bid price of the Company's Common Stock just prior to conversion with a minimum conversion price of $1.00.

The estimated fair value of the conversion feature of these debentures amounted to $635,036 and has been reflected as a discount to the 6% convertible debentures issued

                       MEDICAL INDUSTRIES OF AMERICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1998 AND 1997


and will be amortized as additional interest expense through July 29, 2001. The estimated fair market value of the debenture conversion feature was calculated by applying the maximum 17.5% discount rate over the maximum discount period of 36 months.

The Company has the right to redeem the debentures at any time by paying a premium. This premium is 115% at any time the closing bid price of the Company's Common Stock is less than $1.00. If the closing bid price is greater than or equal to the floor price, the Company has the right to redeem the debentures as follows:

               REDEMPTION PERIOD                           REDEMPTION RATE
               -----------------                          ------------------
               7/29/98 - 1/29/99             =                  107%
               1/29/99 - 7/29/99             =                  115%
               7/29/99 -                     =                  120%

The Company is anticipating that these debentures will be converted into common stock or redeemed by the Company prior to maturity. The Company was obligated to file a registration statement covering the resale of the shares of common stock underlying the debentures. However, since the registration statement is not yet effective, the Company is subject to late filing penalties commencing November 31, 1998 of $30,000 per month ($30,000 at December 31, 1998).

22.   DISCONTINUED OPERATIONS

During the third quarter of 1998, the Company reviewed the operations of two of its subsidiaries, FPII and PRN. The Company determined that it was in the best interest of its shareholders to sell FPII to Dr. A. Razzak Tai and discontinue PRN.

The results of FPII and PRN have been classified as discontinued operations in the accompanying financial statements. The Company ceased the operations of FPII as of December 31, 1998. PRN ceased operations effective September 30, 1998.

With respect to the discontinuation of FPII, the Company entered into a Settlement Agreement with Dr. A. Razzak Tai, effective December 31, 1998. In settlement of all matters between the Company and FPII with respect to the acquisition of FPII by the Company and the employment of Dr. Tai, the Company agreed to provide Dr. Tai (i) 400,000 shares of the Company's common stock, which was previously provided at the initial closing; (ii) $150,000 in cash;
(iii) 150,000 options to purchase the Company's stock, all of which were previously granted; and (iv) certain furniture, fixtures, equipment, supplies and leases. In exchange, Dr. Tai executed a complete release in favor of the Company and has forfeited all rights he may have with respect to any additional MIOA stock, options, compensation or other consideration.

Net liabilities of the discontinued operations at December 31, 1998 consist primarily of trade payables and accrued expenses. The loss on disposal of the discontinued operations at December 31, 1998 is $1,510,308, consisting of a loss on disposal of $1,108,231 and a provision of $402,077 for anticipated future expenses related to these discontinued operations.

                       MEDICAL INDUSTRIES OF AMERICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1998 AND 1997


Summarized results of FPII and PRN since inception are as follows:

                                                  1998           1997
                                              -----------    -----------
      Loss from operations                    $(1,441,799)   $  (444,721)

      Loss on disposal                         (1,510,308)          --
                                              -----------    -----------
      Total loss on discontinued operations   $(2,952,107)   $  (444,721)
                                              ===========    ===========


23.  BUSINESS SEGMENT INFORMATION

The Company adopted SFS No. 131, "Disclosures About Segments of An Enterprise and Related Information," in 1998 which changes the way the Company reports information about its operating segments. With the October 15, 1998 acquisition of YGHN, the Company reorganized itself into four main business units:
Cardiology Ancillary Services, International Air Ambulance, Pain/Sleep Management, and Pharmacy Services. The information for 1997 has been restated in order to conform to the 1998 presentation.

CARDIOLOGY ANCILLARY SERVICES currently operates three mobile cardiac catheterization laboratories which perform outpatient cardiology procedures and diagnostic tests. The cardiology ancillary services unit typically contracts with smaller, non-urban hospitals which may not have in-house cardiac catheterization capabilities, or larger hospitals which use the mobile labs for when they exceed their existing capacity.

INTERNATIONAL AIR AMBULANCE offers national and international fixed-wing air ambulance transport services to ill, injured or otherwise incapacitated persons requiring relocation and possible emergency medical care during flight. Circumstances requiring Global's transport services include the relocation of patients requiring specialized medical procedures such as organ transplants, cancer treatment, specialized cardiac surgery, burn care, stroke care and advanced brain and spinal cord surgery, as well as transportation to hospitals and medical facilities recognized nationally for excellence in their respective fields. The flights are generally long distance in nature.

PAIN AND SLEEP MANAGEMENT offers sleep and disordered breathing diagnostic programs to physicians and hospitals, and provides pain rehabilitation and occupational, speech, and physical therapy services.

PHARMACY SERVICES is a closed network pharmacy located in Lakeland, Florida, provides unit-dosed medications to over 2,000 residents in assisted-living facilities across Florida. Pharmacy services delivers medications to the facilities, provides training workshops, and does third-party billing.

The accounting policies of the reportable segments are the same as those described in Note A to the Company's Consolidated Financial Statements. The Company evaluates the performance of its operating segments based upon income before taxes and nonrecurring and extraordinary items.

                       MEDICAL INDUSTRIES OF AMERICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1998 AND 1997


Summarized financial information concerning the Company's reportable segments is shown in the following table. Corporate related items, results of insignificant operations, and as it relates to segment profit (loss) and income and expense not allocated to reportable segments are included in the reconciliations to consolidated results.

Segment information for the years 1998 and 1997 was as follows:

                                CARDIOLOGY
                                 ANCILLARY         INTERNATIONAL       PAIN/SLEEP
                                 SERVICES          AIR AMBULANCE       MANAGEMENT        PHARMACY         TOTAL
                             ------------------   ----------------    --------------    -----------   ------------
        1998
      ---------
Net sales                        1,017,544            7,179,566         2,961,767      2,565,887       13,724,764
Operating earnings                (665,617)            (975,770)          150,775        (14,273)      (1,504,885)
Depreciation and
  amortization                     153,731              956,687           170,347         50,392        1,331,157
Total assets                     1,013,867           12,567,707         9,036,238      1,755,507       24,373,319

        1997
      --------
Net sales                        2,375,309                    -                 -              -        2,375,309
Operating earnings                 647,806                    -                 -              -          647,806
Depreciation and
  amortization                     181,793                    -                 -              -          181,793
Total assets                       188,304           11,603,319                 -              -       11,791,623


Reconciliation to consolidated amounts:

                                                         1998           1997
                                                     -----------    -----------
Revenues
    Total revenues for reportable segments .......    13,724,764      2,375,309
    Other Revenues ...............................     1,006,562        541,994
                                                     -----------    -----------
       Total consolidated revenues ...............    14,731,326      2,917,303
                                                     -----------    -----------

Operating Loss
    Total earnings for reportable segments .......    (1,504,885)       647,806
    Intercompany allocations .....................        62,763
    Unallocated amounts
       Corporate headquarters expense ............    (1,863,402)      (996,542)
       Gain on retirement of debt ................       169,566
       Equity in net income (loss) of investee ...        80,685
       Loss on sale of building ..................      (234,862)
       Merger costs ..............................      (117,748)
       Loss from discontinued operation ..........    (2,952,107)      (803,952)
                                                     -----------    -----------

Consolidated operating loss ......................    (6,359,990)    (1,152,688)
                                                     ===========    ===========

Assets
    Total assets for reportable segments .........    24,373,319     11,791,623
    Other assets .................................     3,840,485      9,930,568
    Corporate headquarters - fixed assets ........       118,906        555,922
                                                     -----------    -----------

Total consolidated assets ........................    28,332,710     22,278,113
                                                     ===========    ===========

                       MEDICAL INDUSTRIES OF AMERICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1998 AND 1997


24.     ESCROW AGREEMENT

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

The Escrow Shares would have been released to the shareholders only if either of the following conditions were met: (1) the Company's income before income taxes during 1994, 1995 and 1996 exceeded certain defined levels or (2) if the bid price of the common stock exceeded $12.50 at any time prior to December 31, 1996. Neither of the conditions for release was met in 1996, 1995 or 1994; therefore, 47,500 Escrow Shares were forfeited and contributed to the capital of the Company in 1998.

25.  SUBSEQUENT EVENTS

Effective March 1, 1999, the Company acquired 100% of the outstanding stock of Air Response, Inc. in exchange for $5,800,000. One half of the consideration will be paid in common stock of the Company at a rate of $.75 per share with the balance under an earnings arrangement payable over three years.

The Company has signed a Definitive Agreement to merge with American Enterprise Solutions, Inc. The agreement calls for the Company's shareholders to own 50% or more of the outstanding stock of the combined entities. The merger is subject to completion of satisfactory due diligence, audited financial statements, and the approval of the shareholders of each company.

In 1999, the Company, pursuant to a private placement, offered up to $2,000,000 of 12% convertible debentures. At March 31, 1999, $540,000 were sold. The debenture is convertible into common stock at $.50 per share, the approximate fair market value at the time. There are also warrants to purchase common stock at $.50 per share for each dollar invested.