Form 10QSB
period 1999-03-31
MEDICAL INDUSTRIES OF AMERICA INC
filed 1999-05-14
CIK 887904

Form 10-QSB

                   U.S. Securities and Exchange Commission
                              Washington, DC 20549



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the quarterly period ended March 31, 1999

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

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 25,496,369 shares of common stock, no par value, were outstanding as of March 31,1999.

                       MEDICAL INDUSTRIES OF AMERICA, INC.

                      10-QSB- QUARTER ENDED MARCH 31, 1999

                                TABLE OF CONTENTS


FORM 10-QSB   FORM 10-QSB   FORM 10-QSB
PART NO.      ITEM NO.      DESCRIPTION                                 PAGE NO.

I.                          FINANCIAL INFORMATION

              1.            Financial Statements

                    -       Condensed Consolidated Balance
                            Sheet as of  March 31, 1999                       3

                    -       Condensed Consolidated Statements of Operations
                            for the Three Months Ended March 31, 1999
                            and 1998                                          5

                    -       Condensed Consolidated Statements of Cash
                            Flows for the Three Months Ended March 31, 1999
                            and 1998                                          6

                    -       Notes to Condensed Consolidated Financial
                            Statements                                        8

              2.            Management's Discussion and Analysis
                            or Plan of Operations                             9

II.                         OTHER INFORMATION

                            2.  Changes in Securities and Use of Proceeds    12
                            5.  Other Information                            12
                            6.  Exhibits and Reports on Form 8-K             12

                                  Signatures

                       MEDICAL INDUSTRIES OF AMERICA, INC.
                           CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 1999
                                   (Unaudited)

                                     ASSETS

CURRENT ASSETS:

   Cash and cash equivalents ...............................       $    531,640
   Trade accounts receivable, net ..........................          5,915,310
   Current portion of mortgage and notes receivable ........             71,802
   Inventories of medical supplies .........................            167,306
   Medical equipment held for sale .........................             92,540
   Prepaid expenses and other current assets ...............            779,617
                                                                   ------------
     Total current assets ..................................          7,558,215
                                                                   ------------

PROPERTY AND EQUIPMENT:
   Mobile cardiac catheterization laboratory
    and medical equipment ..................................          1,669,362
   Aircraft and related equipment ..........................         19,769,445
   Leasehold improvements ..................................            292,210
   Furniture and office equipment ..........................            813,794
                                                                   ------------
                                                                     22,544,811
   Less accumulated depreciation and amortization ..........         (2,072,325)
                                                                   ------------
     Net property and equipment ............................         20,472,486
                                                                   ------------

OTHER ASSETS:
   Mortgage and notes receivable, less current
     maturities ............................................            308,844
   Goodwill ................................................          8,938,630
   Investment in equity securities .........................          2,924,578
   Other assets ............................................          1,606,872
                                                                   ------------
     Total other assets ....................................         13,778,924
                                                                   ------------
     TOTAL ASSETS ..........................................       $ 41,809,625
                                                                   ============
                See  Notes to Consolidated Financial Statements

                      MEDICAL INDUSTRIES OF AMERICA, INC.
                           CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 1999
                                   (Unaudited)

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:

   Line of credit ..........................................       $  2,253,053
   Current portion of long-term debt and notes
     payable ...............................................          3,354,030

   Current portion of capital lease obligations ............            162,171
   Accounts payable ........................................          3,723,083
   Accrued liabilities .....................................          1,959,762
   Convertible subordinated debentures .....................             75,000
                                                                   ------------
     Total current liabilities .............................         11,527,099

LONG TERM LIABILITIES:

   Long-term debt and notes payable - net of
     current portion .......................................         11,824,156
   Capital lease obligations, net of current
     portion ...............................................            641,047
   Convertible subordinated debentures .....................          3,290,707
   Due to related parties ..................................            151,169
                                                                   ------------
        Total liabilities ..................................         27,434,178
                                                                   ------------

SHAREHOLDERS' EQUITY:

Preferred shares, authorized 20,000,000 shares:
   issued and outstanding:
Series B convertible shares, 27,250 issued
  $10 stated value .........................................            215,913
Common shares, .0025 par value, authorized
  100,000,000: issued and outstanding 25,496,369  ..........             63,740

Additional paid in capital .................................         40,590,517

Accumulated deficit ........................................        (28,169,773)

Net proceeds from settlement of litigations ................          1,675,050
                                                                   ------------
   Total shareholders' equity ..............................         14,375,447
                                                                   ------------
      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ...........       $ 41,809,625
                                                                   ============

                 See Notes to Consolidated Financial Statements

                       MEDICAL INDUSTRIES OF AMERICA, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                     Three Months Ended
                                                          March 31,
                                                         (Unaudited)
                                                 ------------------------------
                                                     1999              1998
                                                 ------------      ------------
Revenue ....................................     $  7,910,994      $  2,297,932
                                                 ------------      ------------
Expenses:
   Cost of revenues ........................        3,667,584         1,317,709
   General and administrative expenses .....        3,005,246           729,994
   Depreciation and amortization ...........          555,630           115,444
   Interest expense ........................          559,271           110,722
   Interest - beneficial conversion
     feature ...............................           52,920              --

   Equity in net income of investee ........          (60,738)          (26,359)
                                                 ------------      ------------
         Total expenses ....................        7,779,913         2,247,510
                                                 ------------      ------------
Income from continuing operations ..........          131,081            50,422

Income from discontinued operations ........             --              89,716
                                                 ------------      ------------
Net income .................................     $    131,081      $    140,138
                                                 ============      ============
Earnings per share of common stock:
   Basic earnings per share ................
   Continuing operations ...................     $        .01      $       --
   Discontinued operations .................             --                 .01
                                                 ------------      ------------
   Net income ..............................     $        .01      $        .01
                                                 ============      ============
   Diluted earnings per share ..............              .01               .01
                                                 ============      ============
Weighted average shares outstanding
   Basic ...................................       24,906,947        15,981,934
                                                 ============      ============
   Diluted .................................       25,620,279        17,661,021
                                                 ============      ============

                 See Notes to Consolidated Financial Statements

                       MEDICAL INDUSTRIES OF AMERICA, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                                                        Three Months Ended
                                                             March 31,
                                                            (Unaudited)
                                                      -------------------------
                                                          1999          1998
                                                      -----------     ---------
Operating activities:
Income from continuing operations ................    $   131,081     $  50,422
Income from discontinued operations ..............           --          89,716
Adjustments to reconcile net income to net
  cash (used in) operating activities:
     Depreciation and amortization ...............        555,630       147,793
     Equity loss (gain) on investments ...........        (60,739)      (26,359)
     Interest - Beneficial conversion feature ....         52,920          --
     Changes in assets and liabilities:
        (Increase) decrease in:
        Trade accounts receivable ................     (1,059,642)     (681,923)
        Inventories of medical supplies ..........        (41,781)         (144)
        Prepaid expenses and other current
          assets .................................         87,208       (72,127)
        Other assets .............................         16,090      (275,624)
        Accounts payable .........................       (262,671)      (93,450)
        Accrued liabilities ......................        527,150       (84,905)
                                                      -----------     ---------
   Net cash (used in) operating activities .......        (54,754)     (946,601)
                                                      -----------     ---------
Investing activities:
Purchase of goodwill .............................        (56,745)         --
Payment of notes receivable ......................          8,499       467,248
Disbursements for property and equipment .........       (246,299)     (114,946)
                                                      -----------     ---------
   Net cash (used in) provided by investing
     activities ..................................       (294,545)      352,302
                                                      -----------     ---------
Financing activities:
Payments of capital lease obligations ............        (41,715)      (52,961)
Proceeds from long-term debt .....................           --         404,619
Payments of long term debt .......................       (131,852)     (120,935)

Proceeds from issuance of debentures .............        470,000          --
                                                      -----------     ---------
   Net cash  provided by financing activities ....        296,433       230,723
                                                      -----------     ---------
Net (decrease) in cash ...........................        (52,866)     (363,576)
Cash at the beginning of period ..................        584,506       957,446
                                                      -----------     ---------
Cash at the end of period ........................    $   531,640     $ 593,870
                                                      ===========     =========

Supplemental disclosure of cash flow information:

Interest paid                                     $646,139     $136,942
                                                  ========     ========

Supplemental disclosure of non-cash investing and financing activities:


Effective March 1, 1999, the Company issued 3,866,666 common shares of the Company valued at $2,900,000 ($.75 per share) to acquire Air Response, Inc.

In January 1999, certain debenture holders exercised their option to convert $102,077 of subordinated debentures at $1 per share, which the Company issued 102,077 shares of common stock.

During the quarter ended March 31, 1999, the Company issued 149,800 common shares in lieu of payment of penalties and interest owed on the subordinated debentures.

During the quarter ended March 31, 1999, the Company issued 75,000 common shares valued at $40,000 upon exercise of stock options.

In March 1998, the Company leased a mobile cardiac catheterization laboratory from Phoenix Leasing. The mobile lab is being recorded as a capitalized lease payable over 60 months.

                       MEDICAL INDUSTRIES OF AMERICA, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 1999
                                   (UNAUDITED)

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

      The Company's consolidated financial statements include the activity of the Company and its wholly-owned subsidiaries. The consolidated financial statements include from the date of acquisition, Air Response, Inc.

Basis of Presentation and Consolidation

      The accompanying consolidated financial statements are unaudited. These statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the consolidated financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to state fairly the consolidated financial position and consolidated results of operations as of and for the periods indicated. These consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto for year ended December 31, 1998, included in the Company's Form 10-KSB as filed with the Securities and Exchange Commission.

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

Note 2 - Business Acquired

      Effective March 1, 1999, the Company acquired 100% of the outstanding common stock of Air Response, Inc. ("Air Response") in exchange for $2,900,000 in common stock valued at $.75 per share plus an earn up arrangement payable over three years. The acquisition has been accounted for using the purchase method of accounting. The net assets and revenue and expenses of Air Response have been included in the Company's consolidated financial statements from the date of acquisition.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

FORWARD-LOOKING STATEMENT

      This Quarterly Report on Form 10-QSB contains forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the Company's actual results to differ materially from those indicated by such forward-looking statements. These factors include, without limitation, changes in the regulation of the healthcare industry at either the federal and state levels, changes in reimbursement for services by government or private payors, competitive pressures in the healthcare industry and the Company's response thereto, the Company's ability to obtain and retain favorable arrangements with third-party payors, and general conditions in this economy.

      The following discussion of the Company`s results of operations and financial condition should be read in conjunction with the Company's condensed consolidated unaudited Financial Statements listed in Part I, Item I and the Notes thereto appearing elsewhere in this Form 10-QSB, and the Company's audited Financial Statements listed in Item 7 and the Notes thereto appearing in the Company's 1998 Annual Report on Form 10-KSB.

COMPARISON OF THE RESULTS OF OPERATION FOR THREE MONTHS ENDED MARCH 31, 1999 AND MARCH 31, 1998

      Total revenues from operations increased to $7,910,994 for the three months ended March 31, 1999 as compared to $2,297,932 for the three months ended March 31, 1998, principally as a result of the acquisitions of Ivanhoe Medical Systems, Inc. (revenue $102,621), Valley Pain Centers, Inc. (revenue $780,230), Your Good Health Network, Inc. (revenue $1,397,486) and Air Response, Inc. (revenue $1,843,958). Revenue for 1999, excluding acquisitions, in comparison to 1998 is up due to an increase in utilization of the aircrafts which was partially offset by a reduction in utilization of the mobile cath labs and other lab revenue.

      Cost of revenues, which included medical supplies, technical salaries and benefits and other expenses directly associated with the Company's services increased to $3,667,584 from $1,317,709 for the three months ended March 31, 1999 and 1998, respectively. This increase is primarily due to the acquisitions of Ivanhoe Medical Systems, Inc. (cost $4,371), Valley Pain Centers, Inc. (cost $29,602), Your Good Health Network, Inc. (cost $550,826) and Air Response, Inc. (cost $899,434). Cost Revenue for 1999, excluding acquisitions, in comparison to 1998 increased from the costs associated with the air ambulance company based on increase in revenue reduced by reduction in mobile cath lab costs because of reduced utilization.

      General and Administrative expenses increased to $3,005,246 for the three months ended March 31, 1999 compared to $729,994 for the three months ended March 31, 1998. This increase is primarily due to the acquisitions.

      Interest expense increased to $612,191 for the three months ended March 31, 1999 as compared to $110,722 for the three months ended March 31, 1998. This increase is primarily attributable to interest on the airplane loans assumed as part of the acquisition of Air Response, Inc. and the issuance of subordinated debentures and related penalties and discounts.

      Net income decreased to $131,081 for the three months ended March 31, 1999 compared to a net income of $140,138 for the three months ended March 31, 1998.

      During the quarter ended March 31, 1999, the Company issued $2,000,000 of 12% convertible debentures calling for interest at 12% with a maturity in 2002.

      The Company had working capital deficiency of $3,968,884 at March 31, 1999 compared to working capital of $665,379 at March 31, 1998.

Year 2000 Costs

      In July 1996, the Emerging Issues Task Force of the Financial Accounting Standards Board reached a consensus on Issue 96-14 that costs associated with modifying computer software for the year 2000 be expended as incurred. The Company is assessing the extent of the necessary modification to its computer software but anticipates that it will not have a material effect on the Company's financial statements.

                                     PART II

                                OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

      During the first quarter of 1999, the Company issued 3,886,667 shares of unregistered common stock in connection with the purchase of Air Response, Inc. In connection therewith, the Company filed a Form 8-K on April 23, 1999.

      As of April 1, 1999, the Company issued $2,000,000 of 12% convertible debentures, calling for semi-annual interest with a maturity date through 2002, pursuant to a private placement. The holders of the 12% convertible debentures received options to purchase 2,000,000 shares of the Company's common stock at an exercise price of $.50.

      The debenture are convertible into the Company's common stock at $.50 per share.

      During the first quarter of 1999, the Company issued 75,000 shares of the Company's common stock upon exercise of stock options valued at $40,000.

      On May 3, 1999, the Company sold Valley Pain Centers back to Dr. Klein and Rogers Kirven, former officer and director, for approximately $300,000 and 1,598,842 shares of the Company's common stock with a market value of $2,957,858 ($1.85 a share) resulting in a gain. The Company paid off approximately $520,000 of debts.

ITEM 5. OTHER INFORMATION

      None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8K

      (a) reports on Form 8K

      8-K filed on April 23, 1999 describing the acquisition of Air Response, Inc.

                                   SIGNATURES

      In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                       MEDICAL INDUSTRIES OF AMERICA, INC.
                                  (Registrant)

MAY 15, 1999            By:   /s/ MICHAEL F. MORRELL
(Date)                        Michael F. Morrell, Chairman of the Board & Chief
                              Executive Officer


MAY 15, 1999            By:   /s/ PAUL C. PERSHES
(Date)                        Paul C. Pershes, Director


MAY 15, 1999            By:   /s/ LINDA MOORE
(Date)                        Linda Moore, Senior Vice President


MAY 15, 1999            By:   /s/ ARTHUR KOBRIN
(Date)                        Arthur Kobrin, Chief Financial Officer