Form 10KSB/A
period 1998-12-31
MEDICAL INDUSTRIES OF AMERICA INC
filed 1999-06-30
CIK 887904

U.S. Securities and Exchange Commission
                              Washington, DC 20549

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

        State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. At 3/31/99 there were 25,496,369 shares of common stock outstanding.

                       MEDICAL INDUSTRIES OF AMERICA, INC.

                                    INDEX TO
                         ANNUAL REPORT ON FORM 10-KSB/A

                                     PART I

                                                                       PAGE
                                                                       ----
Item 1        Description of Business                                    3
Item 2        Description of Properties                                 21
Item 3        Legal Proceedings                                         22
Item 4        Submission of Matters to a Vote of Security Holders       22


                             PART II

Item 5        Market for Common Equity and Related Stockholder Matters  22
Item 6        Management's Discussion and Analysis                      24
Item 7        Financial Statements                                      28
Item 8        Changes In and Disagreements with Accountants
                on Accounting and Financial Disclosure                  28


                            PART III

Item 9        Directors, Executive Officers, Promoters and
                Control Persons; Compliance with Section 16(a)
                of the Exchange Act                                     29
Item 10       Executive Compensation                                    32
Item 11       Security Ownership of Certain Beneficial Owners and
                Management                                              35
Item 12       Certain Relationships and Related Transactions            37
Item 13       Exhibits and Reports on Form 8-K                          40

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

        Independent studies now show that increasing patient and provider interaction using telecommunication-based products and services to support remote delivery of care, patient monitoring and education can reduce overall per-member/per-month medical costs for the chronically ill patient population by 30%.(1) This represents a potential net cost savings to payers of $37 billion to $57 billion annually. CyberCare has created an internet-based healthcare delivery system for these high-cost, chronically ill patients that will dramatically improve patient health while significantly reducing per-patient costs.

        CyberCare has two proprietary routing applications filed covering key aspects of the systems, including the Internet application for delivery of care management services. Five additional claims are being prepared for an additional patent application. In addition, copyright applications are also being filed to protect CyberCare's proprietary software.

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

RISK FACTORS

GENERAL
               The health care industry in general and the medical ancillary service business
-------------------

(1) THE REMINGTON REPORT, "Tele-home care in a managed care setting," Barry K. Baines, MD.

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

        HISTORY OF LOSSES; ACCUMULATED DEFICIT. To date the Company has been unable to generate revenue sufficient to be profitable. Consequently, the Company has sustained substantial losses. Net losses for the years ended December 31, 1997 and 1998, were $1,152,694 and $7,380,953, respectively. There can be no assurance that the Company will ever achieve the level of revenues needed to be profitable in the future or, if profitability is achieved, that it will be sustained.

        FUTURE CAPITAL NEEDS; UNCERTAINTY OF ADDITIONAL FUNDING. The Company's capital requirements in connection with its business plans will be significant. The Company believes that net proceeds of future anticipated securities offerings, and giving effect to revenues which are projected to be realized from operations, should be sufficient to fund ongoing operations and its business plan. Notwithstanding, there is no assurance that such anticipated offerings will be undertaken, and if undertaken, will be successful or that such proceeds derived therefrom, will in fact be sufficient to fund operations and meet the needs of the Company's business plans. To the extent that the Company undertakes such financings or uses capital stock as consideration, the Company's shareholders will experience future ownership dilution.

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

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        (a) Market Information

        The Common Stock of the Company trades on the NASDAQ Small Cap Market under the symbol "MIOA." The following table sets forth the high and low closing bid prices (post-reverse) of the Company's Common Stock as reported by NASDAQ:

                         1998                 HIGH          LOW
                         ----                 ----          ---
                First Quarter               2 1/ 8         1 7/32
                Second Quarter              1 5/32         1 3/8
                Third Quarter               1 7/ 8           13/32
                Fourth Quarter              1                9/32

                         1997                 HIGH          LOW
                         ----                 ----          ---
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

        In 1999, the Company, pursuant to a private placement, offered for sale up to $2,000,000 of 12% convertible debentures plus 2,000,000 3-year detachable warrants. The debentures can be sold in $10,000 amounts. The debentures are convertible at any time into common stock at $.50 per share. The warrants are exercisable immediately by the warrant holder at $.50 per share.

        At March 31, 1999, $470,000 convertible debentures were sold. The balance of the $2,000,000 private placement was sold in April 1999.

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

        During 1998 it became very clear to us that, in order for the Company to obtain significant profit levels, utilization of technology and the Internet was necessary. A significant amount of administrative and duplicative costs are incurred in each and every aspect of healthcare activities. There are over 30 billion transactions annually in healthcare and only 10% are electronic. Accordingly, we identified and entered into a Definitive Agreement with American Enterprise Solutions, Inc. and signed letters of intent with Med Ventures, Inc. and CyberCare, Inc. These acquisitions will significantly expand our ability to address the healthcare issues facing society. The combination of these companies, together with MIOA's existing operations, is expecting revenue to be in excess of $100,000,000 and, we believe, a significant advantage in healthcare e commerce by increasing shareholder value, profitability, and position us to expand our operations in future years.

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

        The Company made some significant strides during 1998 but incurred significant losses. The loss from continuing operations in the amount of $4,598,412 resulted from significant costs incurred to grow the Company, repositioning us for the year 2000 and losses from the mobile catheterization lab operations. We discontinued and disposed of certain operations to allow us to focus on our new direction.

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

        The estimated fair value of the beneficial conversion feature of these debentures amounted to $1,109,163. In accordance with EITF D-60, this amount has been amortized as additional interest expense over a five-month period ending December 31, 1998. The estimated fair market value of the debenture conversion feature was calculated as the difference between the fair market value of the Company's common stock at the date of commitment and the conversion price multiplied by the number of shares to be issued upon conversion.

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

        At December 31, 1998, the Company has a working capital deficiency of $2,496,464 as compared with a working capital deficiency of $1,016,557 in 1997. Current portion of long-term maturities aggregating $465,804 represents payments due on the outstanding airplane debt. The Company in March 1999 commenced negotiations to refinance the long-term debt on the airplanes and is negotiating to expand its accounts receivable line of credit. In addition, the Company is in negotiations to raise at least $25 million through equity offerings with investment bankers.

        In 1999, the Company, pursuant to a private placement, offered for sale up to $2,000,000 of 12% convertible debentures plus 2,000,000 three-year detachable warrants. The debentures can be sold in $10,000 amounts. The debentures are convertible at any time into common stock at $.50 per share. The warrants are exercisable immediately by the warrant holder at $.50 per share.

        At March 31, 1999, $470,000 convertible debentures were sold. The balance of the $2,000,000 private placement was sold in April 1999.

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

FORWARD-LOOKING STATEMENT

        This Annual Report on Form 10-KSB/A contains forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the Company's actual results to differ materially from those indicated by such forward-looking statements. These factors include, without limitation, change sin the regulation of the healthcare industry at either the federal and state levels, changes in reimbursement for services by government or private payors, competitive pressures in the healthcare industry and the Company's response thereto, the Company's ability to obtain and retain favorable arrangements with third-party payors, and general conditions in this economy.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

EXECUTIVE OFFICERS AND DIRECTORS

        The following table sets forth certain information concerning the executive officers and directors of the Company as of March 31, 1999:

     NAME                      AGE                POSITION WITH COMPANY
     ----                      ---                ---------------------
                                      Chairman of the Board, Chief Executive
Michael F. Morrell             57     Officer, and Director

Paul C. Pershes                55     President and Director

Linda Moore                    46     Senior Vice President and Secretary

Arthur Kobrin                  37     Chief Financial Officer

Theodore J. Orlando            59     Director

Glen Barber                    49     Director

Terry Lazar                    55     Director

David Klein                    44     Senior Vice President

Dana Pusateri                  46     Director

Louis R.  Capece, Jr.          51     Director

E. Nicholas Davis, III         47     Senior Vice President

        Michael F. Morrell, Chairman of the Board and Chief Executive Officer. Mr. Morrell has served as Chairman and CEO since August 1996. From November 1995 to August 1996 he was an independent consultant in the field of corporate finance. From March 1994 to November 1995, Mr. Morrell served as President and a director of Westmark Group Holdings, Inc. From March 1984 through March 1994 he founded and served as President of Nexus Leasing Corp. and Nexus Realty. From 1966 to 1984 Mr. Morrell served in executive management positions with Reliance Group Holdings (NYSE), a multi-billion dollar provider of insurance, leasing and other services.

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

SUMMARY OF COMPENSATION TABLE

                             ANNUAL COMPENSATION
                          --------------------------                              LTIP
   NAME & PRINCIPAL              SALARY              OTHER ANNUAL               PAYOUTS
       POSITION           YEAR     ($)     BONUS($)  COMPENSATION   OPTIONS       ($)
------------------------ ------- --------- --------- ------------- ----------- -----------
Michael F. Morrell (1)    1998   $160,000                            600,000
                          1997   $173,461                          1,500,000

Paul C. Pershes (2)       1998   $153,462                            500,000
                          1997   $104,808                          1,437,000

E. Nicholas Davis (3)     1998   $111,631                            200,000

A. Razzak Tai (4)         1997   $348,354                             50,000

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

OPTION GRANTS DURING 1998 AND AGGREGATED FISCAL YEAR-END OPTION VALUE

                      NUMBER OF     PERCENT OF TOTAL    EXERCISE
                     SECURITIES    OPTIONS GRANTED TO    OR BASE
                     UNDERLYING        EMPLOYEES         PRICE      EXPIRATION
       NAME            OPTIONS       IN FISCAL YEAR      ($/SH)        DATE
       ----            -------       --------------      ------        ----
Michael Morrell        600,000            27.3            1.25       2/10/08

Paul Pershes           500,000            22.7            1.25       2/10/08

E. Nicholas Davis III  200,000             9.1            1.25       2/11/05

AGGREGATED OPTIONS EXERCISED IN 1998 AND 1998 OPTION VALUES

                                                             NUMBER OF SECURITIES UNDERLYING     VALUE OF UNEXERCISED IN THE
                                                             UNEXERCISED OPTIONS AT 12/31/98      MONEY OPTIONS AT 12/31/98
                            SHARES ACQUIRED      VALUE       --------------------------------   -----------------------------
          NAME                ON EXERCISE       REALIZED     EXERCISABLE      UNEXERCISABLE     EXERCISABLE     UNEXERCISABLE
          ----                -----------       --------     -----------      -------------     -----------     -------------
Michael Morrell                 1,000,000           0             925,000         200,000           32,000           -0-

Paul  C. Pershes                1,000,000           0             783,333                           32,000           -0-

E. Nicholas Davis III                   0           0                 -0-         200,000              -0-           -0-

DIRECTOR COMPENSATION FOR LAST FISCAL YEAR

                                           CASH COMPENSATION                                    SECURITY GRANTS
                           ---------------------------------------------------       --------------------------------------
                                                                 CONSULTING                                 NUMBER OF
                            ANNUAL RETAINER        MEETING       FEE / OTHER         NUMBER OF        SECURITIES UNDERLYING
          NAME                  FEE ($)           FEES ($)        FEES ($)           SHARES (#)         OPTIONS/SARS (#)
          ----                  -------           --------        --------           ----------         ----------------
Terry Lazar                         -               2,000 (1)         -                  50,000               50,000

Glen Barber                         -               1,000 (1)         -                  50,000               50,000

Theodore J. Orlando                 -               2,000 (1)         -                  50,000               50,000

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

        On November 6, 1996, the Company signed an employment agreement with Linda Moore. The term of the agreement is for five years and provides for annual salary of $80,000, the granting of 100,000 stock options to be vested immediately, and the payment of normal business expenses. Effective February 8, 1998 the annual salary was increased to $100,000 and received 75,000 stock options at $1.25 a share. Effective November 1, 1998, Ms. Moore agreed to a 15% reduction in salary, until such time as the Company achieves sufficient profitability or cash flow.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The following information is furnished as of March 31, 1999 as to each person known by the Company to be the beneficial owner of more than 5% of the Common Stock of the Company and as to the beneficial ownership of the Company's Common Stock by each director of the Company and by all directors and executive officers of the Company as a group:

                                                                      PERCENTAGE
                                                       SHARES OF       OF CLASS
NAME AND BUSINESS ADDRESS                           COMMON STOCK (1)      (1)
-------------------------                           ----------------      ---
Michael F. Morrell (2)
1903 S. Congress Ave., Suite 400
Boynton Beach, FL  33426                              1,925,000            7%

Paul C. Pershes (3)
1903 S. Congress Ave., Suite 400
Boynton Beach, Florida  33426                         1,783,333          6.4%

Linda Moore (4)
1903 S. Congress Ave., Suite 400
Boynton Beach, FL  33426                                127,000            *

Arthur Kobrin (5)
1903 S. Congress Ave., Suite 400
Boynton Beach, FL  33426                                125,000            *

E. Nicholas Davis III (6)
1903 S. Congress Ave., Suite 400
Boynton Beach, Florida  33426                           300,000            1%

Theodore J. Orlando (7)
1903 S. Congress Ave., Suite 400
Boynton Beach, Florida  33426                           225,000            *

Terry Lazar (8)
1903 S. Congress Ave., Suite 400
Boynton Beach, Florida  33426                           225,000            *

Glen Barber (9)
1903 S. Congress Ave., Suite 400
Boynton Beach, Florida  33426                           225,000            *

Dana Pusateri (10)
1903 S. Congress Ave., Suite 400
Boynton Beach, Florida  33426                           911,333           3.3%

All Directors and Officers as a group (9 persons)     5,846,666          21.3%
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

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

 EXHIBITS      DESCRIPTION
  3.1  Amended and Restated Articles of Incorporation (1)
  3.2  Amended and Restated Bylaws (1)
  4.1  Form of Common Stock Certificate (1)
  4.2  Form of Warrant Certificate (1)
  4.3  Form of Underwriter's Warrant (1)
  4.4  Form of Warrant Agreement (1)
 10.1  Form of Indemnification Agreement between the Registrant (1) and each of its directors and certain executive officers (1)
 10.2  Form of agreement between the Company and its client hospitals (1)
 10.3  Master Lease Agreement, dated October 16, 1991, between the
       Registrant and Comdisco Medical Leasing Group, Inc. (1)
       10.4   Agreement between the Registrant and Northwest Broward
       Invasive Cardiology Associates (1)
       10.5 Promissory Note, dated December 9, 1992, executed by Joseph
       S. Zinns, M.D. and Marilyn Zinns in favor of Northern Trust Bank of Florida, N.A. (the "Bank"), Guaranty, dated December 9, 1992, executed by and between the Registrant and the Bank. (2) 10.6
       Financial Consulting Agreement (1)
10.7   Escrow Agreement, effective as of September 1, 1992, by and among the Company, Joseph S. Zinns, M.D., Marilyn Zinns, Milton Barbarosh
       and Broad and Cassel (1)
10.8   Technomed, Inc. Share Exchange Agreement (3)
10.9   Westmark Group Holdings, Inc. Agreement (4)
10.10  Greenworld Technologies, Inc. Agreement (4)
10.11  Employment Agreement - Harry Kobrin (4)
10.12  Employment Agreement - Dawn M. Drella (4)
10.13  Essential Care Share Exchange Agreement (4)
10.14  Amendment to Essential Care Share Exchange Agreement (4)
10.15  Employment Agreement - Michael Morrell (5)
10.16  Employment Agreement - Arthur Kobrin (6)
10.17  Employment Agreement - Linda Moore (6)
10.18  Share Exchange Agreement between MIOA Acquisition Company I, Inc.
       and Global Air Rescue, Inc. (7)
10.19  Share Exchange Agreement between MIOA Acquisition Company I, Inc.
       and Global Air Charter, Inc. (7)
10.20  Share Exchange Agreement between MIOA Acquisition Company I, Inc.
       and Clearwater Jet Center, Inc. (7)
10.21 Agreement and Plan of Merger between Medical Industries of America, Inc., MIOA Acquisition Company V, Inc., David S. Klein, M.D., P.C. and David S. Klein, M.D. (8)
21     Subsidiaries of Medical Industries of America, Inc.
--------------------------------------
(1) Incorporated by reference from the Exhibit with the same reference number in the Company's Registration Statement.

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


JUNE 29, 1999                               /s/ MICHAEL F. MORRELL
-------------                               -------------------------------
                                            Michael F. Morrell
                                            Chief Executive Officer & Director

JUNE 29, 1999                               /s/ PAUL C. PERSHES
-------------                               -------------------------------
                                            Paul C. Pershes
                                            Director

JUNE 29, 1999                               /s/ THEODORE J. ORLANDO
-------------                               -------------------------------
                                            Theodore J. Orlando
                                            Director

JUNE 29, 1999                               /s/ GLEN BARBER
-------------                               -------------------------------
                                            Glen Barber
                                            Director

JUNE 29, 1999                               /s/TERRY LAZAR
-------------                               -------------------------------
                                            Terry Lazar
                                            Director

JUNE 29, 1999                               /s/ LINDA MOORE
-------------                               -------------------------------
                                            Linda Moore
                                            Senior Vice President

JUNE 29, 1999                               /s/ ARTHUR KOBRIN
-------------                               -------------------------------
                                            Arthur Kobrin
                                            Chief Financial Officer

JUNE 29, 1999                               /s/ DANA PUSATERI
-------------                               -------------------------------
                                            Dana Pusateri
                                            Director

JUNE 29, 1999                               /s/LOUIS R. CAPECE, JR.
-------------                               -------------------------------
                                            Louis R. Capece, Jr.
                                            Director

                          Medical Industries of America, Inc.
                      Index to Consolidated Financial Statements

                                                                        PAGE
                                                                        ----
Report of Independent Certified Public Accountants                       F-2

Consolidated Balance Sheet                                               F-3

Consolidated Statements of Operations                                    F-5

Consolidated Statements of Shareholders' Equity                          F-6

Consolidated Statements of Cash Flows                                    F-7

Notes to Consolidated Financial Statements                               F-11

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

/s/ Grant Thornton

Fort Lauderdale, Florida
March 26, 1999

                          MEDICAL INDUSTRIES OF AMERICA, INC.
                              CONSOLIDATED BALANCE SHEETS
                                     DECEMBER 31,

                                        ASSETS

                                                              1998            1997
                                                         ------------    ------------
CURRENT ASSETS
  Cash and cash equivalents ..........................   $    698,574    $    957,446
  Accounts receivable - trade, net of allowance for
      contractual adjustments and doubtful accounts of
      $753,804 and $473,392, in 1998 and 1997,
      respectively ...................................      3,409,025       1,517,599
  Current maturities of mortgage and notes receivable          79,119         611,677
  Inventories of medical supplies ....................        125,525          53,071
  Medical equipment held for sale ....................         92,540            --
  Prepaid expenses and other current assets ..........        549,896         405,465
                                                         ------------    ------------
       Total current assets ..........................      4,954,679       3,545,258
                                                         ------------    ------------
PROPERTY AND EQUIPMENT
  Mobile cardiac catheterization laboratories and
    medical equipment ................................      1,709,153         517,003
  Aircraft and related equipment .....................      9,297,415       8,310,838
  Transportation equipment ...........................        126,587          76,172
  Building and building improvement ..................        258,642         432,156
  Furniture and office equipment .....................        734,324         415,039
                                                         ------------    ------------
                                                           12,126,121       9,751,208
  Less:  accumulated depreciation and amortization ...     (1,657,701)       (464,184)
                                                         ------------    ------------
       Net property and equipment ....................     10,468,420       9,287,024
                                                         ------------    ------------
OTHER ASSETS
  Investment in equity securities ....................      2,863,840       2,579,742
  Mortgage and notes receivable, less current
      maturities .....................................         97,580       1,820,377
  Goodwill, net of accumulated amortization $241,279
      and $75,362, respectively ......................      8,338,972       3,776,197
  Other assets .......................................      1,609,219       1,269,515
                                                         ------------    ------------
       Total other assets ............................     12,909,611       9,445,831
                                                         ------------    ------------
            TOTAL ASSETS .............................   $ 28,332,710    $ 22,278,113
                                                         ============    ============

               The Accompanying Notes Are An Integral Part of the
                       Consolidated Financial Statements

                       MEDICAL INDUSTRIES OF AMERICA, INC.
                           CONSOLIDATED BALANCE SHEETS
                                  DECEMBER 31,

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                1998            1997
                                                            ------------    ------------
CURRENT LIABILITIES
Line of credit ..........................................   $  1,789,827    $       --
Current maturities of notes payable and long-term debt ..      1,827,835       2,483,791
Current maturities of capital lease obligations .........        163,595          58,051
Current maturities of convertible subordinated debentures        125,000            --
Accounts payable ........................................      2,117,079         873,773
Accrued expenses ........................................      1,009,564       1,146,200
Net liabilities of discontinued operations ..............        418,243            --
                                                            ------------    ------------
        Total current liabilities .......................      7,451,143       4,561,815
Notes payable and long-term debt, less current
  maturities ............................................      6,184,737       4,248,037
Convertible subordinated debentures .....................      3,367,500         400,000
Capital lease obligations, less current maturities ......        681,335          12,781
Payable to officers .....................................        151,169         284,096
                                                            ------------    ------------
        Total liabilities ...............................     17,835,884       9,506,729
                                                            ------------    ------------
COMMITMENTS

SHAREHOLDERS' EQUITY
Preferred shares, authorized 20,000,000 shares:
  issued and outstanding:
Series B convertible shares, 27,250 and 200,000
  issued, $10 stated value ..............................        215,913       1,740,000
Preferred stock to be issued ............................           --           959,500
Common shares, .0025 par value, authorized 100,000,000:
  issued and outstanding 21,252,924 and 14,565,712
  shares, respectively ..................................         53,131          36,413
Additional paid-in capital ..............................     37,871,126      30,297,862
Net proceeds from settlement of litigations .............      1,675,050       1,675,050
Accumulated deficit .....................................    (29,318,394)    (21,937,441)
                                                            ------------    ------------
        Total shareholders' equity ......................     10,496,826      12,771,384
                                                            ------------    ------------
             TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY .   $ 28,332,710    $ 22,278,113
                                                            ============    ============

               The Accompanying Notes Are An Integral Part of the
                       Consolidated Financial Statements

                       MEDICAL INDUSTRIES OF AMERICA, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        FOR THE YEARS ENDED DECEMBER 31,

                                                       1998            1997
                                                   ------------    ------------
REVENUE
  Revenue from operations ......................   $ 14,448,523    $ 42,375,309
  Interest income ..............................        282,803         182,757
                                                   ------------    ------------
        Total revenue ..........................     14,731,326       2,558,066
                                                   ------------    ------------
COST AND EXPENSES
  Cost of services .............................      6,915,503       1,545,710
  General and administrative expenses ..........      8,425,420       1,400,102
  Depreciation and amortization ................      1,458,595         232,235
  Interest expense .............................      1,120,106          87,992
  Interest - beneficial conversion feature .....      1,109,163            --
  Equity in net (income) loss of investee ......        (80,685)        373,458
  Merger costs .................................        117,748            --
  Loss on sale of subsidiary ...................         29,026            --
  Loss on sale of building .....................        234,862            --
                                                   ------------    ------------
        Total cost and expenses ................     19,329,738       3,639,497
                                                   ------------    ------------
Loss from continuing operations ................     (4,598,412)     (1,081,431)
Loss from discontinued operations ..............     (1,441,799)       (444,721)

Loss from disposal of discontinued operations ..     (1,510,308)            -0-
                                                   ------------    ------------
Net loss before extraordinary items ............   $ (7,550,519)   $ (1,526,152)

Extraordinary item - gain from retirement
  of debt ......................................        169,566            --
                                                   ------------    ------------
Net loss .......................................   $ (7,380,953)   $ (1,526,152)
                                                   ============    ============
Loss per common share - Basic:
  Continuing operations ........................   $       (.24)   $       (.20)
  Discontinued operations ......................           (.16)           (.08)
  Extraordinary items ..........................            .01            --
                                                   ------------    ------------
  Net loss .....................................   $       (.39)   $       (.28)
                                                   ============    ============

               The Accompanying Notes Are An Integral Part of the
                       Consolidated Financial Statements

                   MEDICAL INDUSTRIES OF AMERICA, INC.
             CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
             FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997

                                         PREFERRED STOCK                  COMMON STOCK
                                   ----------------------------    ----------------------------
                                       SHARES         AMOUNT          SHARES          AMOUNT
                                   ------------    ------------    ------------    ------------
Balance, January 1, 1997
      (as re-stated)                    425,221    $  5,390,480       1,126,188    $      2,815
 Conversion of preferred stock         (225,221)     (4,370,480)      7,065,530          17,664
 Shares issued for services                --              --           638,100           1,595
 Shares issued in settlement of
  lawsuit                                  --              --           560,336           1,400
 Sale of common stock                      --              --           412,000           1,030
 Shares issued from exercise of
  warrants                                 --              --           144,384             361
 Shares issued in exchange in
  subordinated debentures                  --              --           409,889           1,025
 Shares issued for businesses
  acquired                            1,289,000         959,500       4,209,285          10,523
 Adjustment for equity
  investment                              3,600         720,000            --              --
 Net proceeds from settlement
  of litigations                           --              --              --              --
 Net loss                                  --              --              --              --
                                   ------------    ------------    ------------    ------------
Balance, December 31, 1997            1,492,600    $  2,699,500      14,565,712    $     36,413

Common stock issued for
 business acquired                                                    5,871,208          14,678
Common shares returned                                                  (75,500)           (188)
Exercise of stock options                                             2,100,000           5,250
Notes receivable from officers                                       (2,100,000)         (5,250)
Interest - beneficial conversion
 feature
Settlement of lawsuits                                                  466,504           1,166
Reversal of acquisition
 agreements                          (1,289,000)       (959,500)        425,000           1,062
Adjustment for equity
 investment                              (5,659)        (56,587)
Return of preferred shares             (176,350)     (1,467,500)
Net loss                                   --              --              --              --
                                   ------------    ------------    ------------    ------------
Balance - December 31, 1998              21,591    $    215,913      21,252,924    $     53,131
                                   ============    ============    ============    ============
                                     ADDITIONAL                      ACCUMULATED
                                   PAID-IN CAPITAL       OTHER         DEFICIT           TOTAL
                                   ---------------    ------------   ------------    ------------
Balance, January 1, 1997
      (as re-stated)               $    16,652,243            --     $(20,411,289)   $  1,634,249
 Conversion of preferred stock           4,352,816            --             --              --
 Shares issued for services              1,215,076            --             --         1,216,671
 Shares issued in settlement of
  lawsuit                                  462,806            --             --           464,206
 Sale of common stock                      567,740            --             --           568,770
 Shares issued from exercise of
  warrants                                 216,217            --             --           216,578
 Shares issued in exchange in
  subordinated debentures                  490,060            --             --           491,085
 Shares issued for businesses
  acquired                               6,340,904            --             --         7,310,927
 Adjustment for equity
  investment                                  --              --             --           720,000
 Net proceeds from settlement
  of litigations                              --      $  1,675,050           --         1,675,050
 Net loss                                     --              --       (1,526,152)     (1,526,152)
                                   ---------------    ------------   ------------    ------------
Balance, December 31, 1997         $    30,297,862    $  1,675,050   $(21,937,441)   $ 12,771,384

Common stock issued for
 business acquired                       5,710,608                                      5,725,286
Common shares returned                         188                                           --
Exercise of stock options                1,044,750                                      1,050,000
Notes receivable from officers          (1,044,750)                                    (1,050,000)
Interest - beneficial conversion
 feature                                 1,109,163                                      1,109,163
Settlement of lawsuits                     522,493                                        523,659
Reversal of acquisition
 agreements                                230,812                                       (727,626)
Adjustment for equity
 investment                                                                               (56,587)
Return of preferred shares                                                             (1,467,500)
Net loss                                      --              --       (7,380,953)     (7,380,953)
                                   ---------------    ------------   ------------    ------------
Balance - December 31, 1998        $    37,871,126    $  1,675,050   $(29,318,394)   $ 10,496,826
                                   ===============    ============   ============    ============

                   The Accompanying Notes Are An Integral Part
                    of the Consolidated Financial Statements

                   MEDICAL INDUSTRIES OF AMERICA, INC.
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                    FOR THE YEARS ENDED DECEMBER 31,

                                                         1998           1997
                                                     -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss from continuing operations                  $(4,598,412)   $(1,081,431)
Net loss from discontinued operations                 (2,952,107)      (444,721)
Gain from retirement of debt                             169,565           --
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
   Liabilities on discontinued operations                418,243       (574,966)
   Depreciation and amortization                       1,458,595        338,306
   Equity loss on investments                            (80,685)       373,458
   Interest - beneficial conversion feature            1,109,163           --
   Bad debts                                             172,500
   Write-off of Goodwill                               2,354,476           --
   Forgiveness of debt                                   (30,000)          --
   Loss on disposition of property and equipment         234,862           --
   Common stock issued for services rendered                --        1,216,671
   Common stock issued in settlement of litigation          --          464,206
   Net proceeds from settlement of litigation               --        1,675,050
   Changes in assets and liabilities
   (Increase) decrease in:
   Accounts receivable                                  (690,837)      (500,671)
   Assets held for sale                                  (92,540)          --
   Inventories of medical supplies                       (15,908)       (12,753)
   Prepaid expenses and other current assets             (69,213)      (242,311)
   Other assets                                         (586,422)       192,693
   Accounts payable                                       34,306        (79,791)
   Accrued expenses                                     (697,866)      (961,401)
                                                     -----------    -----------
      Net cash provided by (used in)
      operating activities                            (3,862,280)       362,339
                                                     -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES
Disbursements for property and equipment              (1,315,011)      (221,179)
Issuance of notes receivable                            (484,625)      (741,057)
Payments received on mortgage and notes receivable       820,920        265,005
Proceeds from debentures                                    --          400,000
Cash received upon acquisition                            81,737           --
Purchase of goodwill                                    (223,769)          --
                                                     -----------    -----------
      Net cash used in investing activities           (1,120,748)      (297,231)
                                                     -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES
Repayments on long-term debt and notes payable        (1,198,278)      (229,268)
Proceeds from long-term debt and notes payable         2,999,479        205,230
Proceeds from issuance of debentures                   3,367,500           --
Proceeds from issuance of common stock                      --          892,108
Payments on debentures                                  (275,000)          --
Repayment on capitalized leases                         (169,542)      (217,193)
                                                     -----------    -----------
      Net cash provided by financing activities        4,724,159        650,877
                                                     -----------    -----------
      (Decrease) Increase in cash                       (258,869)       715,985
Cash and cash equivalents:
Beginning                                                957,446        241,461
                                                     -----------    -----------
Ending                                               $   698,577    $   957,446
                                                     ===========    ===========
Supplemental Disclosure of Cash Flow Information:
Cash payments for interest                           $ 1,006,568    $    65,880
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

Effective April 1, 1998, the Company acquired 100% of the outstanding stock of Pharmacy Care Specialists, Inc, in exchange for 680,000 shares of the Company's common stock at $1.56 per share and a Note in the amount of $90,000. The Company received $26,157 in cash and assumed $280,000 in liabilities. The acquisition has been accounted for using the purchase method of accounting and the net assets of PCS are included in the Company's financial statements from the date of acquisition. The excess of the purchase price over the fair market value of the net assets acquired of approximately $1,036,593 was recognized as Goodwill.

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

The consolidated financial statements for 1997 include the activity of the Company and its wholly owned subsidiaries Heart Labs of America, Inc. ("HLOA") and Florida Physicians Internet, Inc. ("FPII") for the full year, and PRN of North Carolina, Inc. ("PRN"), Care America Integrated Healthcare Services, Inc. ("Care America"), Global Air Charter, Inc., Global Air Rescue, Inc. and Clearwater Jet Center, Inc. ("Global") from the date of acquisition.

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

                                                           1998         1997
                                                        -----------   ----------
Property and equipment owned ........................   $11,180,347   $9,751,208

Property and equipment held under capital leases ....       945,774            0
                                                        -----------   ----------
                                                        $12,126,121   $9,751,208
                                                        ===========   ==========

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

REVENUE

Revenue is recognized at the time the service is rendered for the following subsidiaries; Ivanhoe, PCS, Valley and YGHN. Medicare and Medicaid reimbursements ("third-party") are based on allowable charges. The difference between the Company's

                       MEDICAL INDUSTRIES OF AMERICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1998 AND 1997


established billing rates and contracted or anticipated reimbursement rates is recorded as a contractual allowance and offset against net sales. These revenues are subject to audit and retroactive adjustment by the respective third-party fiscal intermediaries. In the opinion of management, retroactive adjustments, if any, would not be material to the financial statements of the Company.

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

As part of the acquisition of Global Air Charter and Global Air Rescue, Inc. ("Global"), the Company granted stock options to two employees to acquire 49% of the issued and outstanding stock of Global under the following terms:

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

                                                    1998               1997
                                               -------------       ------------
        Net revenue .....................      $  20,547,099       $ 18,046,000
                                               =============       ============
        Net (loss) ......................      $  (8,164,968)      $   (935,000)
                                               =============       ============
        (Loss) per common share .........      $        (.36)      $       (.06)
                                               =============       ============

                       MEDICAL INDUSTRIES OF AMERICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1998 AND 1997


3. NOTES RECEIVABLE

Notes receivable as of December 31, 1998 and 1997 consisted of the following:

                                                                                          1998              1997
                                                                                       ----------        ----------
Various notes from Westmark, bearing interest at 10%, due with a monthly minimum payment of $25,000 and a balloon payment due June 30, 2000. Additional payments are based on Westmark's excess cash flow. The receivable is collateralized by the Company's preferred stock held
    by Westmark.                                                                              -0-        $1,839,789

Mortgage receivable - in monthly installments of $1,083, including interest at
    8.5%, with a maturity date of January 1, 2002, collateralized by a building.          102,077           106,206

Notes receivable, in monthly installments of $60,000, which includes interest at
    10%, balance due December 31, 1997.  This note was subsequently paid.                     -0-           437,000

Note receivable, in monthly installments of $5,879,
    including interest at 10%, with a maturity date of
    September 2, 1999., unsecured.                                                         74,622               -0-

Other                                                                                         -0-            49,059
                                                                                       ----------        ----------
                                                                                          176,699         2,432,054
    Less:  current maturities                                                              79,119           611,677
                                                                                       ----------        ----------
                                                                                       $   97,580        $1,820,377
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

In July 1998, the Company exercised its option and converted $700,000 of Westmark's preferred shares for 350,000 common shares of Westmark,

                       MEDICAL INDUSTRIES OF AMERICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1998 AND 1997


bringing the total Westmark common shares held by the Company to 683,457 shares, or an ownership of 20.6% as of December 31, 1998, and 333,333 shares, or 13%, as of December 31, 1997. In accordance with generally accepted accounting principles, the Company in 1998 changed its method for accounting for its investment in Westmark from the cost method to the equity method and has restated 1997 financial statements to reflect this change. The equity method requires the Company to include in its statement of operations its proportionate ownership percentage of Westmark's annual profit or loss.

The Company's investment in Westmark includes the unamortized excess of the Company's investment over its equity in Westmark's net assets. This excess was $2,351,711 at December 31, 1998 and is being amortized on a straight-line basis over 25 years.

Summarized financial information derived from Westmark's financial reports to the Securities and Exchange Commission was as follows:

                                                    1998               1997
                                                ------------       ------------
Balance Sheet:
   Current assets                               $ 31,387,182       $  7,888,384
   Property and equipment                            578,382            644,563
   Investments                                       860,528          4,287,660
   Other Assets                                      315,982               --
                                                ------------       ------------
                     Total Assets               $ 33,142,074       $ 12,820,607
                                                ============       ============
   Current liabilities                            30,616,262         10,984,258
   Long-term obligations                              39,749          1,774,044
   Shareholder's Equity                            2,486,063             62,305
                                                ------------       ------------
            Total Liabilities and
             Shareholder's Equity               $ 33,142,074       $ 12,820,607
                                                ============       ============
   Results of Operations
      Revenues                                    17,300,099          8,342,506
      Costs and expenses                          15,583,452          9,032,329
      Other expense                                1,240,713            381,022
      Taxes (benefit) expense                       (710,784)           147,000
                                                ------------       ------------
   Income (loss) from
      Continuing operations                        1,186,718         (1,217,845)
   Discontinued operations                              --             (250,225)
                                                ------------       ------------
                Net income (loss)               $  1,186,718       $ (1,468,070)
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

                       MEDICAL INDUSTRIES OF AMERICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1998 AND 1997


Florida, North Carolina, South Carolina, and Virginia.

Each entity's revenue as percentage to total revenue is as follows:

                     Heart Labs                      6.9%
                     Global                         48.6%
                     Ivanhoe                         5.6%
                     Valley                          6.7%
                     PCS                            17.4%
                     YGHN                            7.7%
                     Corporate                       7.1%

6.  NOTES PAYABLE AND LONG-TERM DEBT

Notes payable and long-term debt as of December 31, 1998 and 1997 consisted of the following:

                                                            1998         1997
                                                         ----------   ----------
Notes payable to former officers and
  directors, non-interest-bearing, due on demand                      $  126,000
Note payable in default at December 31, 1995,
  principal and interest at 18%, due
  on demand, collateralized by HLOA's accounts
  receivable, leaseholds, chattel paper,
  general intangibles and contract rights                      --        300,000
Note payable to related parties, payable in
  semi-annual installments of $5,207, interest
  at 10% maturing December, 2002                               --         40,000
Note payable to related party, payable
  semi-annual non-interest bearing, maturing
  January 2000                                                 --      1,101,893
Notes payable, payable in monthly installments
  of $2,018 including interest at rates of 12%
  and prime rate (8.5% as of December 31, 1997)
  plus 2%, balance due in November 2001 and December
  1998, collateralized by building. This was
  satisfied in 1998 upon the sale of the building.             --        141,230
Notes payable to financial institutions,
  payable in monthly installments of $76,492,
  interest ranging from 9% to 11%,
  collateralized by aircraft, maturing through
  July 2007.  This note was refinanced in 1998.                --      5,022,705
Note payable to a financing company, payable
  in monthly installments of $89,997, interest
  9%, collateralized by aircraft, maturing May 2003       6,329,509         --
Note payable, payable in monthly installments
  of $12,352, interest at 8.5%, maturing May 2003           317,751         --

                       MEDICAL INDUSTRIES OF AMERICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1998 AND 1997


Note payable to a bank, principal and interest
  of prime plus 1.5%, adjusted annually (10% at
  November 30, 1998), due in monthly installments
  through April 2001, collateralized by certain
  equipment and guaranteed by a shareholder.                 68,067         --
Note payable to a bank, principal and interest
  of prime plus 1%, adjusted annually (9.25% at
  December 30, 1998), due in monthly installments
  through October 1999, uncollateralized and
  guaranteed by a shareholder.                               41,667         --
Note payable to a bank, interest only at 10%,
  matured on March 15, 1999, unsecured                      600,000         --
Note payable to a bank, interest at 9.25%, due
  on demand, unsecured.                                      49,970         --
Note payable, payable in monthly installments
  of $6,450, interest at 12%, maturing
  12/30/99, unsecured.                                       72,600         --
Note payable, payable based on certain
  collection criteria, maturing 7/17/2000,
  unsecured.                                                228,470         --
Notes payable to various banks, payable in
  monthly installments of $4,400, with
  interest varying between 8.75% and 14%,
  maturing through March 14, 2002,
  collateralized by various equipment.                      184,394         --
Note payable to an individual, payable in
  monthly installments of $1,800, with
  interest at 8%, maturing May 1999, unsecured.               8,450         --
Other                                                       111,694         --
                                                         ----------   ----------
                                                          8,012,572    6,731,828
Less current maturities                                   1,827,835    2,483,791
                                                         ----------   ----------
                                                         $6,184,737   $4,248,037
                                                         ==========   ==========

Aggregate maturities required on notes payable and long-term debt as of December 31, 1997 are as follows:

             YEAR ENDING DECEMBER 31                      AMOUNT
             ---------------------------------        ----------------
                         1999                           $ 1,827,835
                         2000                               668,308
                         2001                               552,216
                         2002                               483,144
                         2003                               480,580
                         Thereafter                       4,000,489
                                                      -------------
                                                       $  8,012,572
                                                      =============

7.   LEASES

The Company leases two mobile labs under operating leases which expire July 31, 2002.

                       MEDICAL INDUSTRIES OF AMERICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1998 AND 1997


The Company leases various office space under non-cancelable operating leases which expire through April 2001.

Future minimum payments of non-cancelable operating leases consisted of the following as of December 31, 1998:

        YEAR ENDING  DECEMBER 31,               OPERATING LEASES
        -------------------------               ----------------------
        1999                                                $1,206,702
        2000                                                   746,382
        2001                                                   579,478
        2002                                                    43,716
                                                            ----------
        Total lease payments                                $2,576,278
                                                            ==========

Rent expense for the years ended December 31, 1998 and 1997 totaled $1,587,897 and $191,303, respectively.

CAPITALIZED LEASES

The Company has acquired equipment under the provisions of long-term leases. The future minimum lease payments under the capital leases at December 31, 1998 are as follows:

              1999                                          $250,201
              2000                                           242,002
              2001                                           231,225
              2002                                           216,384
              2003                                            54,096
                                                              ------

              TOTAL                                          993,908
              Less: Imputed interest                         148,978
                                                             -------
              Total minimum lease payments                   844,930
              Current maturities of capital leases           163,595
                                                             -------
              Long-term capital leases less
                 current maturities                         $681,335
                                                            ========

8.   INCOME TAXES

The Company's temporary differences result in federal income tax asset which is reduced to zero by a related valuation allowance summarized as follows:

                                                  December 31,      December 31,
                                                      1998             1997
                                                   -----------      -----------
Deferred tax assets:
Operating loss carry-forwards                      $ 5,651,800      $ 4,909,200
Accounts receivable                                    614,700          125,300
Note receivable reserve                                202,700          202,700

                       MEDICAL INDUSTRIES OF AMERICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1998 AND 1997


Prepaid insurance                                       25,500           25,500
Contingent liability                                      --              6,600
Other                                                    6,800             --
                                                   -----------      -----------
   Total gross deferred tax assets                   6,501,500        5,269,300
   Less valuation allowance                         (6,471,900)      (5,089,100)
                                                   -----------      -----------
   Net deferred tax assets                         $    29,600      $   180,200
                                                   ===========      ===========
Deferred liabilities:
Fixed assets                                            29,600           29,600
Deferred gain on sale of assets                            -0-          150,600
                                                   -----------      -----------
Total gross deferred tax liabilities                    29,600          180,200
                                                   -----------      -----------
Net deferred tax assets                                    -0-              -0-
                                                   ===========      ===========


At December 31, 1998, the Company had operating loss carry-forwards for US income tax purposes of approximately $14,990,500 available to reduce future taxable income, which expire as follows:

                              YEAR OF
                            EXPIRATION         NET OPERATING LOSS
                            ----------         ------------------
                               2006                $    6,000
                               2007                   106,000
                               2008                   620,000
                               2009                 2,760,000
                               2010                 4,185,000
                               2011                 3,410,000
                               2012                 1,930,000
                               2018                 1,973,500
                                                  -----------
                                                  $14,990,500
                                                  ===========

It appears that the Company may have experienced a change in control, as defined under Section 382 of the Internal Revenue Service Code. As a result, the utilization of a significant portion of the tax loss carry-forwards may be limited on an annual basis and could expire unused.

                       MEDICAL INDUSTRIES OF AMERICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1998 AND 1997


9. LOSS PER SHARE

                                               FOR THE YEAR ENDED DECEMBER 31, 1998
                                               ------------------------------------
                                           INCOME             SHARES
                                         (NUMERATOR)       (DENOMINATOR)     PER-SHARE AMOUNT
                                         -----------       -------------     ----------------
BASIC EPS
Available to common stockholders        $   (7,380,953)       18,873,992          $ (.39)
                                        ===============       ==========          =======

                                               FOR THE YEAR ENDED DECEMBER 31, 1997
                                               ------------------------------------
                                           INCOME              SHARES
                                         (NUMERATOR)       (DENOMINATOR)     PER-SHARE AMOUNT
                                         -----------       -------------     ----------------
BASIC EPS
Available to common stockholders        $   (1,526,152)       5,476,495           $  (.28)
                                        ===============       =========           ========

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

                                              1998              1997
                                              ----              ----
Net (loss)
      As reported                       $   (7,380,953)   $   (1,526,152)
      Pro forma                         $   (8,802,349)   $   (2,781,916)
Net (loss)
      As reported                       $         (.39)   $         (.28)
      Pro forma                         $         (.47)   $         (.51)

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

A summary of the status of the Company's fixed stock options as of December 31, 1998 and 1997, and changes during the years ending on those dates is as follows:

                                         1998                            1997
                              ----------------------------    ----------------------------
                                             WEIGHTED -                     WEIGHTED -
                                               AVERAGE                        AVERAGE
                                SHARES     EXERCISE PRICE      SHARES     EXERCISE PRICE
                                ------     --------------      ------     --------------
Outstanding at beginning
   of year                    4,252,000      $      .87         175,000     $     3.83
Granted                       2,250,000            1.26       4,125,000            .79
Exercised                    (2,450,000)            .50               -              -
Expired                               -               -               -              -
Forfeited                                             -         (48,000)         (1.50)
Outstanding at end of year    4,052,000      $     1.28       4,252,000     $      .87
                              =========      ==========       =========     ==========
Options exercisable at end
   of year                    2,080,333                       2,802,000
                              =========                       =========
Weighted-average fair
   value of options
   granted during the year        $1.23                       $     .68
                                  =====                       =========

The following information applies to options outstanding at December 31, 1998:

                                OPTIONS OUTSTANDING                  OPTIONS EXERCISABLE
                      ----------------------------------------      -----------------------
                                   WEIGHTED-
                                    AVERAGE                                    WEIGHTED -
                                   REMAINING       WEIGHTED -                    AVERAGE
    RANGE OF                     CONTRACTUAL        AVERAGE                     EXERCISE
 EXERCISE PRICES     SHARES          LIFE        EXERCISE PRICE    SHARES         PRICE
 ---------------     ------          ----        --------------    ------         -----
    $ 0 - .50           75,000        1.02           .50             75,000         .50
  $1.19 - $1.50      3,977,000        6.75          1.28          2,005,333        1.28

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

The Company entered into a line of credit agreement with a finance company. This line of credit agreement is for $1,500,000 and has an interest rate of prime plus 2% (10.75% at December 31, 1998) with a maturity of October 13, 2001. The security interest in the assets of the Company is limited to all of the assets of the Company's subsidiary, Your Good Health Network, Inc. As of December 31, 1998, the Company had an outstanding balance in the amount of $614,475.

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

The debentures are convertible into the Company's Common Stock based on the lower of $2.00 per share or 82.5% of the three lowest closing bid prices during the twenty-two (22) days immediately preceding the conversion date with a minimum conversion price of $1.00. The debentures are convertible into common stock at a maximum of 20% per month for each of the five months immediately succeeding the issuance date.

EITF D-60 requires the Company to record a beneficial conversion feature (BCF) when the Company issues convertible debt. The estimated fair value of the beneficial conversion feature of these debentures based on the common stock that can be converted at a discount to market aggregated $1,109,163 and has been amortized as additional interest expense over the five-month period in which the conversion can first take place which ended December 31, 1998. The estimated fair market value of the debenture conversion feature was calculated as the difference between the fair market value of the Company's common stock at the date of commitment and the conversion price multiplied by the number of shares to be issued upon conversion.

The Company has the right to redeem the debentures for cash at any time by paying a premium. This premium is 115% at any time the closing bid price of the Company's Common Stock is less than $1.00. If the closing bid price is greater than or equal to the floor price, the Company has the right to redeem the debentures for cash as follows:

                  REDEMPTION PERIOD                REDEMPTION RATE
                  -----------------                ---------------
                  7/29/98 - 1/29/99       =              107%
                  1/29/99 - 7/29/99       =              115%
                  7/29/99 -               =              120%

                       MEDICAL INDUSTRIES OF AMERICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1998 AND 1997


If the Company redeems the debentures at a premium, the excess over the carrying amount of the debentures, at the time, will be recorded as an extraordinary expense early extinguishment of debt. This is in accordance with EITF D-60, which was in effect at the time of the issuance of these debentures. If applicable, any future similar issues of debentures will be treated in accordance with EITF 98-5, which provides that, if the Company redeems the debentures, the beneficial conversion feature will be recalculated at the date of redemption and reduce additional paid in capital by the amount calculated. To the extent the premium paid is less than or greater than the value of the beneficial conversion feature calculated at the date of extinguishment, a gain or loss may result.

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

                       MEDICAL INDUSTRIES OF AMERICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1998 AND 1997


Summarized results of FPII and PRN since inception are as follows:

                                                     1998             1997
                                                  -------------    ------------
        Loss from operations                      $ (1,441,799)     $ (444,721)
        Loss on disposal                            (1,510,308)              -
                                                  -------------     -----------
        Total loss on discontinued operations     $ (2,952,107)     $ (444,721)
                                                  =============     ===========

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

Segment information for the years 1998 and 1997 was as follows:

                       Cardiology
                        Ancillary       International    Pain/Sleep
                        Services        Air Ambulance    Management    Pharmacy       Total
                     ----------------   --------------   -----------   ---------    ----------
      1998
      ----
Net sales                 1,017,544        7,179,566     2,961,767     2,565,887    13,724,764
Operating earnings         (665,617)        (975,770)      150,775       (14,273)   (1,504,885)
Depreciation and
  amortization              153,731          956,687       170,347        50,392     1,331,157
Total assets              1,013,867       12,567,707     9,036,238     1,755,507    24,373,319

      1997
      ----
Net sales                 2,375,309                -             -           -       2,375,309
Operating earnings          647,806                -             -           -         647,806
Depreciation and
  amortization              181,793                -             -           -         181,793
Total assets                188,304       11,603,319             -           -      11,791,623

Reconciliation to consolidated amounts:

                                                        1998           1997
                                                     -----------    -----------
Revenues
   Total revenues for reportable segments             13,724,764      2,375,309
   Other Revenues                                      1,006,562        182,757
                                                     -----------    -----------
      Total consolidated revenues                     14,731,326      2,558,066
                                                     -----------    -----------
Operating Loss
   Total earnings for reportable segments             (1,504,885)       647,806
   Intercompany allocations                               62,763
   Unallocated amounts
      Corporate headquarters expense                  (2,884,365)    (1,729,237)
      Gain on retirement of debt                         169,566
      Equity in net income (loss) of investee             80,685
      Loss on sale of building                          (234,862)
      Merger costs                                      (117,748)
      Loss from discontinued operation                (2,952,107)      (444,721)
                                                     -----------    -----------
Consolidated operating loss                           (7,380,953)    (1,526,152)
                                                     ===========    ===========
Assets
   Total assets for reportable segments               24,373,319     11,791,623
   Other assets                                        3,840,485      9,930,568
   Corporate headquarters - fixed assets                 118,906        555,922
                                                     -----------    -----------
Total consolidated assets                             28,332,710     22,278,113
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

In 1999, the Company, pursuant to a private placement, offered up to $2,000,000 of 12% convertible debentures. At March 31, 1999, $470,000 were sold. The debenture is convertible into common stock at $.50 per share, the approximate fair market value at the time. There are also warrants to purchase common stock at $.50 per share for each dollar invested.