Form 10QSB/A
period 1999-03-31
MEDICAL INDUSTRIES OF AMERICA INC
filed 1999-06-30
CIK 887904

Form 10-QSB/A

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

        Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report(s)), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

        State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 25,496,369 shares of common stock, no par value, were outstanding as of March 31, 1999.

                       MEDICAL INDUSTRIES OF AMERICA, INC.

                      10-QSB/A QUARTER ENDED MARCH 31, 1999

                                TABLE OF CONTENTS

FORM 10-QSB/A  FORM 10-QSB/A    FORM 10-QSB/A
PART NO.       ITEM NO.         DESCRIPTION                                    PAGE NO.

I.                              FINANCIAL INFORMATION

              1.                Financial Statements

                         -      Condensed Consolidated Balance
                                Sheet as of  March 31, 1999                       3

                         -      Condensed Consolidated Statements of Operations
                                for the Three Months Ended March 31, 1999
                                and 1998                                          5

                         -      Condensed Consolidated Statements of Cash
                                Flows for the Three Months Ended March 31, 1999
                                and 1998                                          6

                         -      Notes to Condensed Consolidated Financial
                                Statements                                        8

              2.                Management's Discussion and Analysis
                                or Plan of Operations                            10

II.                             OTHER INFORMATION

                                2.  Changes in Securities and Use of Proceeds    13
                                5.  Other Information                            13
                                6.  Exhibits and Reports on Form 8-K             13

                                       Signatures

                       MEDICAL INDUSTRIES OF AMERICA, INC.
                           CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 1999
                                   (Unaudited)

                                     ASSETS

CURRENT ASSETS:
   Cash and cash equivalents ..................................    $    531,640
   Trade accounts receivable, net .............................       5,915,310
   Current portion of mortgage and notes receivable ...........          71,802
   Inventories of medical supplies ............................         167,306
   Medical equipment held for sale ............................          92,540

   Prepaid expenses and other current assets ..................         779,617
                                                                   ------------
      Total current assets ....................................       7,558,215
                                                                   ------------
PROPERTY AND EQUIPMENT:
   Mobile cardiac catheterization laboratory
     and medical equipment ....................................       1,669,362
   Aircraft and related equipment .............................      19,769,445
   Leasehold improvements .....................................         292,210
   Furniture and office equipment .............................         813,794
                                                                   ------------
                                                                     22,544,811
   Less accumulated depreciation and amortization .............      (2,072,325)
                                                                   ------------
      Net property and equipment ..............................      20,472,486
                                                                   ------------
OTHER ASSETS:
   Mortgage and notes receivable, less current maturities .....         308,844
   Goodwill, net ..............................................       8,938,630
   Investment in equity securities ............................       2,924,578
   Other assets ...............................................       1,769,184
                                                                   ------------
      Total other assets ......................................      13,941,236
                                                                   ------------
      TOTAL ASSETS ............................................    $ 41,971,937
                                                                   ============
               The Accompanying Notes Are An Integral Part of the
                        Consolidated Financial Statements

                      MEDICAL INDUSTRIES OF AMERICA, INC.
                           CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 1999
                                   (Unaudited)

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Line of credit .............................................    $  2,253,053
   Current maturities of long-term debt and notes payable .....       3,354,030

   Current maturities of capital lease obligations ............         162,171
   Accounts payable ...........................................       3,723,083
   Accrued liabilities ........................................       1,959,762
   Current maturities of convertible subordinated debentures ..          75,000
                                                                   ------------
      Total current liabilities ...............................      11,527,099

LONG TERM LIABILITIES:
   Long-term debt and notes payable, less current maturities ..      11,824,156
   Capital lease obligations, less current maturities .........         641,047
   Convertible subordinated debentures ........................       3,837,543
   Payable to officers ........................................         151,169
                                                                   ------------
         Total liabilities ....................................      27,981,014
                                                                   ------------
SHAREHOLDERS' EQUITY:
Preferred shares, authorized 20,000,000 shares:
   issued and outstanding:
Series B convertible shares, 27,250 issued
   $10 stated value ...........................................         215,913
Common shares, .0025 par value, authorized 100,000,000:
  issued and outstanding 25,496,369  ..........................          63,740
Additional paid in capital ....................................      41,407,081
Net proceeds from settlement of litigations ...................       1,675,050
Accumulated deficit ...........................................     (29,370,861)
                                                                   ------------
   Total shareholders' equity .................................      13,990,923
                                                                   ------------
      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ..............    $ 41,971,937
                                                                   ============

               The Accompanying Notes Are An Integral Part of the
                        Consolidated Financial Statements

                       MEDICAL INDUSTRIES OF AMERICA, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                        Three Months Ended
                                                             March 31,
                                                   ----------------------------
                                                       1999            1998
                                                   ------------    ------------
Revenue ........................................   $  7,910,994    $  2,297,932
                                                   ------------    ------------
Expenses:
    Cost of revenues ...........................      3,667,584       1,317,709
    General and administrative expenses ........      3,005,246         729,994
    Depreciation and amortization ..............        555,630         115,444
    Interest expense ...........................        559,271         110,722
    Interest - beneficial conversion feature ...        236,468            --
    Equity in net income of investee ...........        (60,738)        (26,359)
                                                   ------------    ------------
           Total expenses ......................      7,963,461       2,247,510
                                                   ------------    ------------
Income (Loss) from continuing operations .......        (52,467)         50,422
Income from discontinued operations ............           --            89,716
                                                   ------------    ------------
Net (loss) income ..............................   $    (52,467)   $    140,138
                                                   ============    ============
Earnings per share of common stock:
    Basic earnings per share
    Continuing operations ......................   $       --      $       --
    Discontinued operations ....................           --               .01
    Net income .................................   $       --      $        .01
                                                   ============    ============
    Diluted earnings per share .................   $       --      $        .01
                                                   ============    ============
Weighted average shares outstanding
    Basic ......................................     24,906,947      15,981,934
                                                   ============    ============
    Diluted ....................................     24,906,947      17,661,021
                                                   ============    ============

               The Accompanying Notes Are An Integral Part of the
                        Consolidated Financial Statements

                      MEDICAL INDUSTRIES OF AMERICA, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                         Three Months Ended
                                                             March 31,
                                                     ------------------------
                                                         1999         1998
                                                     -----------    ---------
Operating activities:
Income (loss) from continuing operations .........   $   (52,467)   $  50,422
Income from discontinued operations ..............          --         89,716
Adjustments to reconcile net income to net
  cash (used in) operating activities:
      Depreciation and amortization ..............       555,630      147,793
      Equity gain on investments .................       (60,738)     (26,359)
      Interest - Beneficial conversion feature ...       236,468         --
      Changes in assets and liabilities:
         (Increase) decrease in:
         Trade accounts receivable ...............    (1,059,643)    (681,923)
         Inventories of medical supplies .........       (41,781)        (144)
         Prepaid expenses and other current assets        87,208      (72,127)
         Other assets ............................        16,090     (275,624)
         Accounts payable ........................      (262,671)     (93,450)
         Accrued liabilities .....................       527,150      (84,905)
                                                     -----------    ---------
    Net cash (used in) operating activities ......       (54,754)    (946,601)
                                                     -----------    ---------
Investing activities:
Purchase of goodwill .............................       (56,745)        --
Payment of notes receivable ......................         8,499      467,248
Disbursements for property and equipment .........      (246,299)    (114,946)
                                                     -----------    ---------
    Net cash (used in) provided by investing
      activities .................................      (294,545)     352,302
                                                     -----------    ---------
Financing activities:
Payments of capital lease obligations ............       (41,715)     (52,961)
Proceeds from long-term debt .....................          --        404,619
Payments of long term debt .......................      (131,852)    (120,935)
Proceeds from issuance of debentures .............       470,000         --
                                                     -----------    ---------
    Net cash  provided by financing activities ...       296,433      230,723
                                                     -----------    ---------
Net (decrease) in cash ...........................       (52,866)    (363,576)
Cash at the beginning of period ..................       584,506      957,446
                                                     -----------    ---------
Cash at the end of period ........................   $   531,640    $ 593,870
                                                     ===========    =========

                   The Accompanying Notes Are An Integral Part
                    of the Consolidated Financial Statements

Supplemental disclosure of cash flow information:

Cash payments for interest                           $ 646,139     $ 136,942
                                                     =========     =========

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

During the quarter ended March 31, 1999, the Company issued 159,000 common shares in lieu of payment of penalties and interest owed on the subordinated debentures, valued at $158,250.

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

        The Company is in the business of developing integrated medical delivery services by providing diversified medical technologies, physical and pain rehabilitation, occupational and speech therapy, sleep apnea, diagnostic and treatment services, pharmaceutical services, and international air ambulance services. The Company provides these services primarily in Florida. The Company also provides diagnostic and therapeutic healthcare services to the surgical and medical community through its mobile cardiac catheterization services to hospitals in the state of Florida.

Basis of Presentation and Consolidation

        The accompanying consolidated financial statements are unaudited. These statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the consolidated financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to state fairly the consolidated financial position and consolidated results of operations as of and for the periods indicated. These consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto for year ended December 31, 1998, included in the Company's Form 10-KSB/A as filed with the Securities and Exchange Commission.

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

Note 3 - Private Placement

        During the three months ended March 31, 1999, the Company, pursuant to a private placement, offered for sale up to $2,000,000 of 12% convertible debentures together with 2,000,000 three-year detachable warrants. The debentures are due in 2002 with interest payable semi-annually. The debentures are convertible at any time into common stock at $.50 per share. The warrants are exercisable at any time by the warrant holder at $.50 per share. As of March 31, 1999, $470,000 debentures were sold. In April 1999, the Company sold the remaining $1,530,000 debentures.

        In accordance with EITF D-60, the Company is required to amortize as additional interest expense the difference between the fair market value of the Company's common stock and the conversion rate of the subordinated debentures at the commitment date. The term of the amortization is for the period from the date of Closing through the date the debenture can be first converted.

        EITF D-60 requires the Company to record a beneficial conversion feature
(BCF) when the Company issues convertible debt. The Company is required to record a BCF on the issuance of subordinated debentures totaling $699,830, of which $231,830 has been recorded in the first quarter of 1999 and $468,000 will be recorded in the second quarter of 1999. In addition, as part of the private placement, the Company issued detachable warrants to purchase up to 2,000,000 shares of the Company's common stock at an exercise price of $.50. In accordance with FAS 123, the fair market value of the warrants was determined to be $571,950 and is required to be amortized over the life of the debentures in accordance with APB 14, paragraph 16. The Company amortized $4,638 during the first quarter as additional interest expense relative to the fair market value of the warrants.

Note 4 - Subsequent Event

        On May 3, 1999, the Company sold Valley Pain Centers back to Dr. Klein and Rogers Kirven, former officer and director, for 1,544,036 shares of the Company's common stock with a market value of $2,702,000 ($1.75 a share) and cash and other consideration of $352,000, resulting in a gain of $1,255,000. This gain will be recognized in the Company's financial statements during the quarter ending June 30, 1999. The Company paid off approximately $300,000 of debts.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

FORWARD-LOOKING STATEMENT

        This Quarterly Report on Form 10-QSB/A contains forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the Company's actual results to differ materially from those indicated by such forward-looking statements. These factors include, without limitation, changes in the regulation of the healthcare industry at either the federal and state levels, changes in reimbursement for services by government or private payors, competitive pressures in the healthcare industry and the Company's response thereto, the Company's ability to obtain and retain favorable arrangements with third-party payors, and general conditions in this economy.

        The following discussion of the Company's results of operations and financial condition should be read in conjunction with the Company's condensed consolidated unaudited Financial Statements listed in Part I, Item I and the Notes thereto appearing elsewhere in this Form 10-QSB/A, and the Company's audited Financial Statements listed in Item 7 and the Notes thereto appearing in the Company's 1998 Annual Report on Form 10-KSB/A.


COMPARISON OF THE RESULTS OF OPERATION FOR THREE MONTHS ENDED MARCH 31, 1999 AND MARCH 31, 1998

        Total revenues from operations increased to $7,910,994 for the three months ended March 31, 1999 as compared to $2,297,932 for the three months ended March 31, 1998, principally due to the revenue of the acquisitions, Ivanhoe Medical Systems, Inc. ($102,621), Valley Pain Centers, Inc. ($780,230), Your Good Health Network, Inc. ($1,397,486) and Air Response, Inc. ($1,843,958). Revenue for 1999, excluding acquisitions, in comparison to 1998 has increased due to an increase in utilization of the aircrafts but which was partially offset by a reduction in utilization of the mobile cath labs and other lab revenue.

        Cost of revenues, which included medical supplies, technical salaries and benefits and other expenses directly associated with the Company's services, increased to $3,667,584 from $1,317,709 for the three months ended March 31, 1999 and 1998, respectively. This increase is primarily due to the cost of revenue of the acquisitions, Ivanhoe Medical Systems, Inc. ($4,371), Valley Pain Centers, Inc. ($29,602), Your Good Health Network, Inc. ($550,826) and Air Response, Inc. ($899,434). Cost of revenue for 1999, excluding acquisitions, in comparison to 1998 increased due to the costs associated with the air ambulance company which increased in direct proportion to the increase in revenue and was offset by the reduction in mobile cath lab costs, which declined in direct proportion to the reduction in utilization.

        General and administrative expenses increased to $3,005,246 for the three months ended March 31, 1999 compared to $729,994 for the three months ended March 31, 1998. This increase is primarily due to the acquisitions.

        Interest expense increased to $559,271 for the three months ended March 31, 1999 as compared to $110,722 for the three months ended March 31, 1998. This increase is primarily attributable to interest on the airplane loans assumed as part of the acquisition of Air Response, Inc., issuance of subordinated debentures and related penalties and discounts.

        In accordance with EITF D-60, the Company is required to amortize as additional interest expense the difference between the fair market value of the Company's common stock and the conversion rate of the subordinated debentures at the commitment date. The term of the amortization is for the period from the date of Closing through the date the debenture can be first converted.

        EITF D-60 requires the Company to record a beneficial conversion feature
(BCF) when the Company issues convertible debt. The Company is required to record a BCF on the issuance of subordinated debentures totaling $699,830, of which $231,830 has been recorded in the first quarter of 1999 and $468,000 will be recorded in the second quarter of 1999. In addition, as part of the private placement, the Company issued detachable warrants to purchase up to 2,000,000 shares of the Company's common stock at an exercise price of $.50. In accordance with FAS 123, the fair market value of the warrants was determined to be $571,950 and is required to be amortized over the life of the debentures in accordance with APB 14, paragraph 16. The Company amortized $4,638 during the first quarter as additional interest expense relative to the fair market value of the warrants.

        As a result of the above, the Company had a net loss of $52,467 for the three months ended March 31, 1999 compared to a net income of $140,138 for the three months ended March 31, 1998.

Liquidity and Capital Resources

        Cash used in operating activities - The Company's net cash flow from operating activities resulted in deficits of $54,754 and $946,601 for the quarters ended March 31, 1999 and 1998, respectively. The $891,847 decrease is due primarily to the increase in profitability before non-cash items, such as depreciation and amortization.

        Cash (used in) provided by investing activities - The Company's net cash used in investing activities for the quarter ended March 31, 1999 was $294,545 as compared to net cash provided by investing activities for the quarter ended March 31, 1998 of $352,302. This is due primarily to an increase in equipment purchases relating to aircraft and a decrease in payment of note receivable.

        Cash flow from financing activities - The Company's net cash flows from financing activities during the quarter ended March 31, 1999 increased by $65,710 to $296,433 from $230,723 during the quarter ended March 31, 1998, due primarily to an increase in private placement proceeds received during the quarter ended March 31, 1999.

        During the three months ended March 31, 1999, the Company, pursuant to a private placement, offered for sale up to $2,000,000 of 12% convertible debentures together with 2,000,000 three-year detachable warrants. The debentures are due in 2002 with interest payable semi-annually. The debentures are convertible at any time into common stock at $.50 per share. The warrants are exercisable at any time by the warrant holder at $.50 per share. As of March 31, 1999, $470,000 was received. The proceeds are to be used for general working capital purposes.

        The Company had working capital deficiency of $3,968,884 at March 31, 1999 compared to working capital of $1,016,557 at December 31, 1998. This is due primarily to the increases in the line of credit and accounts payable.

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

        During the four months ending April 30, 1999, the Company, pursuant to a private placement, sold $2,000,000 ($470,000 as of March 31, 1999) of 12% convertible debentures. The debenture holders received three-year warrants to purchase 2,000,000 shares of the Company's common stock at an exercise price of $.50.

        During the first quarter of 1999, the Company issued 75,000 shares of the Company's common stock upon exercise of stock options valued at $40,000.

        On May 3, 1999, the Company sold Valley Pain Centers back to Dr. Klein and Rogers Kirven, former officer and director, for 1,598,842 shares of the Company's common stock with a market value of $2,702,000 ($1.75 a share) and cash and other consideration of $352,000, resulting in a gain of $1,255,000. This gain will be recognized in the Company's financial statements during the quarter ending June 30, 1999. The Company paid off approximately $300,000 of debts.

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

                       MEDICAL INDUSTRIES OF AMERICA, INC.
                                  (Registrant)


June 29, 1999         By:    /s/ Michael F. Morrell
(Date)                       Michael F. Morrell, Chairman of the Board &
                             Chief Executive Officer

June 29, 1999         By:    /s/ Paul C. Pershes
(Date)                       Paul C. Pershes, Director

June 29, 1999         By:    /s/ Linda Moore
(Date)                       Linda Moore, Senior Vice President

June 29, 1999         By:    /s/ Arthur Kobrin
(Date)                       Arthur Kobrin, Chief Financial Officer