Form 10QSB
period 1999-06-30
MEDICAL INDUSTRIES OF AMERICA INC
filed 1999-08-16
CIK 887904

Form 10-QSB

                     U.S. Securities and Exchange Commission
                              Washington, DC 20549


      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1999

      [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

           For the transition period from _____________to_____________

                         Commission file number 0-20356

                       MEDICAL INDUSTRIES OF AMERICA, INC.
        (Exact name of small business issuer as specified in its charter)


                FLORIDA
      (State or other jurisdiction                     65-0158479
   of incorporation or organization)        (IRS Employer Identification No.)


        1903 S. CONGRESS AVENUE, SUITE 400, BOYNTON BEACH, FLORIDA 33426
                    (Address of principal executive offices)

                                 (561) 737-2227
                           (Issuer's telephone number)


      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]  No [ ]

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 24,105,645 shares of common stock, $.0025 par value, were outstanding as of June 30, 1999.

                       MEDICAL INDUSTRIES OF AMERICA, INC.

                      10-QSB - QUARTER ENDED JUNE 30, 1999


                                      INDEX

FORM 10-QSB    FORM 10-QSB    FORM 10-QSB
PART NO.       ITEM NO.       DESCRIPTION                                          PAGE NO.

I.                            FINANCIAL INFORMATION

                  1.          Financial Statements

                        -     Condensed Consolidated Balance
                              Sheet as of June 30, 1999                               3

                        -     Condensed Consolidated Statements of Income
                              and Accumulated Deficit for the Three and Six
                              Months Ended June 30, 1999 and 1998                     5

                        -     Condensed Consolidated Statements of Cash
                              Flows for the Six Months Ended
                              June 30, 1999 and 1998                                  6

                        -     Notes to Condensed Consolidated Financial
                              Statements                                              8

                  2.          Management's Discussion and Analysis
                              or Plan of Operations                                  12

II.                           OTHER INFORMATION

                              1. Legal Proceedings                                   16
                              2. Changes in Securities and Use of Proceeds           16
                              3. Defaults Upon Senior Securities                     16
                              4. Submission of Matters to a Vote Security Holders    17
                              5. Other Information                                   17
                              6. Exhibits and Reports on Form 8-K                    17

                                   Signatures

                     MEDICAL INDUSTRIES OF AMERICA, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEET
                             AS OF JUNE 30, 1999
                                 (Unaudited)

                                    ASSETS

CURRENT ASSETS:

   Cash and cash equivalents .................................     $    709,630
   Accounts receivable - trade, net of allowance for
      doubtful accounts of $1,296,339 ........................        4,239,431
   Current portion of mortgage and notes receivable ..........           86,810
   Inventories of medical supplies ...........................          188,542
   Medical equipment held for sale ...........................           92,540
   Prepaid expenses and other current assets .................        1,119,782
                                                                   ------------
     Total current assets ....................................        6,436,735
                                                                   ------------

PROPERTY AND EQUIPMENT:

   Mobile cardiac catheterization laboratory
    and medical equipment ....................................        1,781,372
   Transportation equipment ..................................          133,286
   Furniture and office equipment ............................          942,871
   Aircraft and related equipment ............................       20,648,817
   Buildings and building improvements .......................          355,054
                                                                   ------------
                                                                     23,861,400
   Less: accumulated depreciation and amortization ...........       (2,528,351)
                                                                   ------------

     Net property and equipment ..............................       21,333,049
                                                                   ------------


OTHER ASSETS:

   Mortgage and notes receivable, less current portion .......           95,188
   Goodwill, net of accumulated amortization of $239,760 .....        7,932,279
   Investment in equity securities ...........................        2,954,140
   Other assets ..............................................        2,411,124
                                                                   ------------

     Total other assets ......................................       13,392,731
                                                                   ============

     TOTAL ASSETS ............................................     $ 41,162,515
                                                                   ============


               The Accompanying Notes Are an Integral Part of the
                  Condensed Consolidated Financial Statements

                     MEDICAL INDUSTRIES OF AMERICA, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEET
                             AS OF JUNE 30, 1999
                                 (Unaudited)

                     LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Line of credit ................................................   $  2,184,938
    Current maturities of long-term debt and notes payable ........      2,080,750
    Current maturities of capital lease obligations ...............        170,982
    Current maturities of convertible subordinated debentures .....        442,500
    Accounts payable ..............................................      3,758,550
    Accrued liabilities ...........................................      1,467,660
                                                                      ------------
            Total current liabilities .............................     10,105,380
                                                                      ------------


LONG-TERM LIABILITIES:

    Long-term debt and notes payable, less current maturities .....     12,636,363
    Capital lease obligations, less current maturities ............        595,648
    Convertible subordinated debentures, less current maturities ..      4,897,123
                                                                      ------------
            Total long-term liabilities ...........................     18,129,134
                                                                      ------------

            Total Liabilities .....................................     28,234,514
                                                                      ------------

COMMITMENTS AND CONTINGENCIES


SHAREHOLDERS' EQUITY:

    Preferred shares, authorized 20,000,000 shares:
       issued and outstanding:
       Series B convertible shares, 27,250 issued, $10 stated value        215,913
    Common shares, $.0025 par value, authorized 100,000,000;
       24,105,645 issued and outstanding ..........................         60,264
    Additional paid-in capital ....................................     39,671,839
    Accumulated deficit ...........................................    (27,020,015)
                                                                      ------------

              Total shareholders' equity ..........................     12,928,001
                                                                      ============


    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ....................   $ 41,162,515
                                                                      ============

               The Accompanying Notes Are an Integral Part of the
                  Condensed Consolidated Financial Statements

                       MEDICAL INDUSTRIES OF AMERICA, INC.
       CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND ACCUMULATED DEFICIT

                                                                     THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                                          JUNE 30,                               JUNE 30,
                                                                        (Unaudited)                            (Unaudited)

                                                                  1999               1998               1999               1998
                                                              ------------       ------------       ------------       ------------
Income:
     Revenue from operations ...........................      $  8,836,981       $  5,049,242       $ 16,747,975       $  7,347,174
     Equity in net income of investee ..................            29,562             31,064             90,300             57,423
     Gain on sale of subsidiary ........................         1,255,959               --            1,255,959               --
                                                              ------------       ------------       ------------       ------------

              Total income .............................        10,122,502          5,080,306         18,094,234          7,404,597
                                                              ------------       ------------       ------------       ------------

Expenses:
     Cost of revenues ..................................         5,436,033          2,597,060          9,103,617          3,914,769
     General and administrative expenses ...............         2,116,817          1,328,461          5,122,063          2,058,455
     Depreciation and amortization .....................           758,586            289,991          1,314,216            405,435
     Interest expense, net .............................           619,605            236,152          1,178,876            346,874
     Interest - beneficial conversion feature ..........           515,665               --              752,133               --
                                                              ------------       ------------       ------------       ------------

              Total expenses ...........................         9,446,706          4,451,664         17,470,905          6,725,533
                                                              ------------       ------------       ------------       ------------



Income from continuing operations ......................           675,796            628,642            623,329            679,064
Loss from discontinued operations ......................              --             (216,331)              --             (126,615)
                                                              ------------       ------------       ------------       ------------


Net income .............................................           675,796            412,311            623,329            552,449
Accumulated deficit-beginning of periods ...............       (27,695,811)       (19,627,227)       (27,643,344)       (19,767,365)
                                                              ------------       ------------       ------------       ------------

Accumulated deficit-end of periods .....................      $(27,020,015)      $(19,214,916)      $(27,020,015)      $(19,214,916)
                                                              ============       ============       ============       ============

Earnings (loss) per share of common stock:

       Basic earnings per share:
           Income from continuing operations ...........      $        .03       $        .03       $        .03       $        .04
           Discontinued operations .....................      $       --         $       (.01)      $       --         $       (.01)
                                                              ------------       ------------       ------------       ------------
           Net income ..................................      $        .03       $        .02       $        .03       $        .03
                                                              ============       ============       ============       ============
       Diluted earnings per share ......................      $        .02       $        .02       $        .02       $        .03
                                                              ============       ============       ============       ============

Weighted average shares outstanding:
       Basic ...........................................        24,000,501         18,441,592         22,611,968         17,272,812
                                                              ============       ============       ============       ============
       Diluted .........................................        35,676,102         19,994,311         33,463,222         18,785,690
                                                              ============       ============       ============       ============


               The Accompanying Notes Are an Integral Part of the
                  Condensed Consolidated Financial Statements

                       MEDICAL INDUSTRIES OF AMERICA, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                              SIX MONTHS ENDED JUNE 30,
                                                                   (Unaudited)
                                                               1999            1998
                                                           -----------     -----------
Operating activities:
Income from continuing operations .....................    $   623,329     $   679,064
Loss from discontinued operations .....................           --          (126,615)
Adjustments to reconcile net income to net cash used in
  operating activities:
        Depreciation and amortization .................      1,314,216         405,435
        Beneficial conversion feature .................        752,133            --
        Common stock issued for services rendered .....         40,000            --
        Equity in loss from unconsolidated company ....        (90,300)        (57,423)
        Gain on sale of subsidiary ....................     (1,255,959)           --
        Changes in assets and liabilities:
             (Increase) decrease in:
             Trade accounts receivable ................       (781,278)     (3,193,786)
             Inventories of medical supplies ..........        (63,017)        (11,130)
             Prepaid expenses and other current assets        (726,450)       (303,476)
             Other assets .............................       (515,992)       (301,418)
             Accounts payable .........................       (223,290)        902,971
             Accrued liabilities ......................        199,080          27,674
             Due to related parties ...................           --              (426)
                                                           -----------     -----------
      Net cash  used in operating activities ..........       (727,528)     (1,979,130)
                                                           -----------     -----------

Investing activities:
Issuance of notes receivable ..........................           --          (410,000)
Payment of notes receivable ...........................         41,514         498,254
Purchase of property and equipment ....................     (1,366,964)       (204,915)
                                                           -----------     -----------
      Net cash used in investing activities ...........     (1,325,450)       (116,661)
                                                           -----------     -----------

Financing activities:
Proceeds from long term debt ..........................           --         2,050,107
Proceeds from convertible subordinated debentures .....      1,950,000         367,500
Advances on line of credit ............................        894,989            --
Payments of capital lease obligations .................        (78,300)        (88,753)
Payments of long term debt ............................       (702,655)       (349,881)
                                                           -----------     -----------
      Net cash provided by financing activities .......      2,064,034       1,978,973
                                                           -----------     -----------

Net increase (decrease) in cash .......................         11,056        (116,818)
Cash at the beginning of period .......................        698,574         996,250
                                                           ===========     ===========
Cash at the end of period .............................    $   709,630     $   879,432
                                                           ===========     ===========

               The Accompanying Notes Are an Integral Part of the
                  Condensed Consolidated Financial Statements

Supplemental disclosure of cash flow information:
Interest paid                                          $ 1,190,733   $  356,339
                                                       ============  ===========

Supplemental disclosure of non-cash investing and financing activities:

      On April 1, 1998, the Company exchanged 680,000 common shares of the Company valued at approximately $1.50 per share and a note payable in the amount of $90,000 to acquire 100% of the outstanding common stock of Pharmacy Care Specialists, Inc. ("PCS").

      On April 1, 1998, the Company exchanged 607,500 common shares of the Company valued at approximately $1.50 per share for an 81% interest in Ivanhoe Medical Systems, Inc. ("Ivanhoe").

      On March 1, 1999, the Company exchanged 3,866,667 common shares of the Company, valued at $2,900,000 for 100% of the outstanding common stock of Air Response, Inc.

      During the first quarter of 1999, the Company issued 75,000 shares of the Company's common stock in lieu of services rendered by two former employees.

      During the first quarter of 1999, the Company issued 40,000 shares as part of a 1998 settlement to a former employee.

      In January 1999, certain debenture holders exercised their option to convert $102,077 of subordinated debentures and accrued interest into common stock which the Company issued 102,077 shares of common stock.

      On May 3, 1999, the Company sold Valley Pain Centers, Inc. ("Valley") to two former officers of the Company for 1,544,036 shares of the Company's common stock with a market value of $2,702,000 ($1.75 a share), cash and other consideration of $352,000, and the repayment of approximately $300,000 of liabilities owed by Valley, resulting in a gain of $1,255,959. The Company retired 1,544,036 shares of the Company's common stock from this transaction.

      During the six months ended June 30, 1999, the Company issued 298,579 common shares in lieu of cash payments of penalties and interest owed on the subordinated debentures valued at $292,503. Penalties were caused by delay in filing a registration statement.

      During the quarter ended June 30, 1999, the Company issued 45,000 common shares in lieu of cash payment of accounts payable in the amount of $31,532.

      During the quarter ended June 30, 1999, the Company issued 23,540 common shares as partial consideration for the purchase of operating assets.
The shares were valued at $25,000.

      During the quarter ended June 30, 1999, the Company repurchased 54,806 common shares of the Company at $1.75 from a former officer and director. In payment of all obligations due the former officer and director, the Company issued a note in the amount of $100,000.

      The value of the above shares was determined using the quoted market prices on the dates the transactions took place.


               The Accompanying Notes Are an Integral Part of the
                  Condensed Consolidated Financial Statements

                     MEDICAL INDUSTRIES OF AMERICA, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                JUNE 30, 1999
                                 (UNAUDITED)


Note 1 - Organization and Summary of Significant Accounting Policies

Organization

      Medical Industries of America, Inc. ("Medical Industries" or the "Company") was incorporated in the State of Florida on September 29, 1989 and commenced operations on February 27, 1990.

      The Company is in the business of developing integrated medical delivery services by providing diversified medical technologies, physical and occupational rehabilitation, speech therapy, sleep apnea, diagnostic and treatment services, pharmaceutical services, diagnostic services and international air ambulance services.

      The Company currently has approximately 5,000 shareholders.

Basis of Presentation and Consolidation

      The accompanying condensed consolidated financial statements are unaudited. These statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the consolidated financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to state fairly the consolidated financial position and consolidated results of operations as of and for the periods indicated. These consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto for the year ended December 31, 1998, included in the Company's Form 10-KSB/A as filed with the Securities and Exchange Commission.

      The Company's consolidated financial statements include the activity of the Company and its wholly owned subsidiaries. The consolidated financial statements include, from the date of acquisition, the results of operations of Air Response, Inc.

Earnings Per Common Share

      Basic earnings per common share are calculated by dividing earnings by the weighted average common shares outstanding. Diluted earnings per share have been computed based on the assumption that all of the convertible preferred stock and convertible subordinated debentures are converted into common shares, and that all stock options where the exercise price is less than the market value have been considered exercised under the treasury stock method. Under this assumption, the weighted average number of common shares outstanding has been increased accordingly.

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

Note 2 - Business Acquired

      Effective March 1, 1999, the Company acquired 100% of the outstanding common stock of Air Response, Inc. ("Air Response") in exchange for $2,900,000 in common stock valued at $.75 per share plus an earn up arrangement payable over three years. The maximum additional payout on the earnout over the three-year period is $2,900,000 which will take the form of a convertible interest-bearing debenture. The acquisition has been accounted for using the purchase method of accounting. The net assets and revenue and expenses of Air Response have been included in the Company's consolidated financial statements from the date of acquisition.

      The following unaudited pro forma summary presents the consolidated results of operations as if the acquisition had occurred on January 1, 1998, after giving effect of certain adjustments, including amortization of goodwill and related income tax effects. The pro forma financial information does not purport to be indicative of the results of operations that would have occurred had the transactions taken place at the beginning of the periods presented or of future results of operations.


                                                    1999             1998
                                                ------------      -----------

   Revenue ...............................      $ 18,845,635      $13,584,202
                                                ============      ===========

   Income from continuing operations .....           380,119        1,047,934
                                                ============      ===========

   Net income ............................           380,119        1,073,794
                                                ============      ===========

   Basic earnings per share ..............      $        .01      $       .05
                                                ============      ===========


Note 3 - Private Placement

      During the six months ended June 30, 1999, the Company, pursuant to a private placement, sold $2,000,000 of 12% convertible debentures together with 2,000,000 three-year detachable warrants. The warrants may be exercised at any time through April, 2002 for $.50 per share. The debentures are due through April 2002 with interest payable semi-annually. The debentures are convertible at any time into common stock at $.50 per share. The market price of the Company's common stock was between $.656 and $1.125 per share on the dates the debentures were issued. The majority of the debentures were issued when the Company's stock price was approximately $.656 per share. The proceeds are to be used for general working capital.

      In accordance with EITF D-60, the Company is required to amortize as additional interest expense the difference between the market price of the Company's common stock and the conversion rate of the subordinated debentures at the commitment date (i.e., Beneficial Conversion Feature or "BCF"). The term of the amortization is for the period from the date of closing through the date the debenture can be first converted.

      EITF D-60 requires a beneficial conversion feature (BCF) to be recorded (a non-recurring item) when convertible debt is issued. The Company recorded a BCF on the issuance of subordinated debentures totaling $699,830, of which $231,830 has been recorded in the first quarter of 1999 and $468,000 was recorded in the second quarter of 1999. In accordance with SFAS 123 "Accounting for Stock Based Compensation," the detachable warrants issued in conjunction with the sale of the debentures have a fair market value of $571,950, which is being amortized over the life of the debentures in accordance with APB 14, paragraph 16. The Company amortized $47,665 and $52,303 during the three and six month periods ended June 30, 1999, respectively, as additional interest expense relative to the fair market value of the warrants.

Note 4 - Litigation and Contingencies

      In January 1997, a complaint was filed in the Circuit Court of Dade County, Florida against the Company and a former subsidiary. The complaint alleges that the Company defaulted on payments to employees and to independent consultants. The plaintiff is seeking approximately $100,000 in damages. The Company intends to vigorously defend the lawsuit.

Note 5 - Segment and Related Information

      The Company's reportable segments are International Air Ambulance, Physical and Occupational Rehabilitation and Pharmacy Services.

      INTERNATIONAL AIR AMBULANCE offers national and international fixed-wing air ambulance transport services to ill, injured or otherwise incapacitated persons requiring relocation and possible emergency medical care during flight. Circumstances requiring the Company's transport services include the relocation of patients requiring specialized medical procedures such as organ transplants, cancer treatment, specialized cardiac surgery, burn care, stroke care and advanced brain and spinal cord surgery, as well as transportation to hospitals and medical facilities recognized nationally for excellence in their respective fields. The flights are generally long distance in nature.

      PHYSICAL AND OCCUPATIONAL REHABILITATION offers sleep and disordered breathing diagnostic programs to physicians and hospitals, and provides physical rehabilitation and occupational and speech therapy services.

      PHARMACY SERVICES is a closed network pharmacy located in Lakeland, Florida which provides unit-dosed medications to over 2,000 residents in assisted-living facilities across Florida. Pharmacy Services delivers medications to the facilities, provides training workshops, and does third-party billing.

      The accounting policies of the reportable segments are the same as those described in Note 1 to the Company's Condensed Consolidated Financial Statements. The Company evaluates the performance of its operating segments based upon income before taxes and nonrecurring charges such as interest-beneficial conversion feature and extraordinary items.

      Segment information for the six months ended June 30, 1999 and 1998 is as follows:

      For the six months ended June 30, 1999:


                                                            PHYSICAL &
                                      INTERNATIONAL        OCCUPATIONAL
                                      AIR AMBULANCE       REHABILITATION         PHARMACY         OTHER SERVICES          TOTAL
                                     ---------------     ----------------      -------------     ----------------     -------------
Revenues ......................         $ 9,452,194         $ 4,441,526         $ 2,215,287         $   563,676        $16,672,683
Operating earnings ............             674,879             630,212             270,132             (79,424)         1,495,799
Depreciation and
  amortization ................             913,693             162,181              45,528              99,996          1,221,398
Total assets ..................         $26,111,178         $ 7,474,249         $ 2,114,463         $   894,175        $36,594,065


      For the six months ended June 30, 1998:

                                                            PHYSICAL &
                                      INTERNATIONAL        OCCUPATIONAL
                                      AIR AMBULANCE       REHABILITATION          PHARMACY        OTHER SERVICES          TOTAL
                                     ---------------     ----------------      -------------     ----------------     -------------
Revenues ......................         $ 3,094,387         $   597,679         $   772,655         $ 2,580,591        $ 7,045,312
Operating earnings ............              26,840             376,299              19,522             998,694          1,421,355
Depreciation and
  amortization loss ...........             261,165              32,780              24,990              37,391            356,326
Total assets ..................         $13,045,185         $ 2,349,596         $ 1,671,188         $ 2,151,084        $19,217,053


      Reconciliation to consolidated amounts:

                                                      FOR THE SIX MONTHS ENDED
                                                     ---------------------------
                                                        1999             1998
                                                     -----------     -----------

Revenues
    Total revenues for reportable segments .....     $16,672,683     $ 7,045,312
    Other revenues .............................          75,292         301,862
                                                     ===========     ===========
        Total consolidated revenues ............     $16,747,975     $ 7,347,174
                                                     ===========     ===========

Operating earnings
    Total earnings for reportable segments .....     $ 1,495,799     $ 1,421,355
    Unallocated amounts
        Corporate headquarters expense .........         872,470         742,291
        Loss from discontinued operations ......            --           126,615
                                                     ===========     ===========
Consolidated profit ............................     $   623,329     $   552,449
                                                     ===========     ===========


Note 6 - Investment in Westmark Group Holdings, Inc. ("Westmark")

      As of June 30, 1999 the Company held 683,457 of Westmark's common stock, or an ownership of 20.6% and 333,333 shares, or an ownership of 13.0%, as of June 30, 1998. As a result of the Company's increase in ownership in Westmark, the Company, in 1998, changed its method of accounting for its investment in Westmark from the cost method to the equity method and has restated the financial statements for the six months ended June 30, 1998 to reflect this change. The equity method requires the Company to include in its statement of income its proportionate ownership percentage of Westmark's quarterly profit.

Note 7 - Sale of Valley Pain Center Subsidiary

      On May 3, 1999, the Company sold Valley Pain Centers, Inc. ("Valley") to two former officers of the Company for 1,544,036 shares of the Company's common stock with a market value of $2,702,000 ($1.75 a share), cash and other consideration of $352,000, and the repayment of approximately $300,000 of liabilities owed by Valley, which resulted in a gain on the sale of $1,255,959. The Company retired 1,544,036 shares of the Company's common stock from this transaction.

Note 8 - Line of Credit

      During the six months ended June 30, 1999, the Company increased its availability under its line of credit from $1,500,000 to $3,500,000.

Note 9 - Subsequent Events

      On July 21, 1999, the Company entered into a commitment with a financial institution for the sale of up to $25,000,000 of the Company's common stock in amounts that could exceed 20% or more of the Company's issued and outstanding common stock as of a certain date subject to shareholder approval at the Company's annual meeting. This is a line of credit using underwritten stock that may or may not be used to finance various activities of the Company.

      In July and August 1999, certain debenture holders exercised their options to convert $2,760,000 of subordinated debentures at various conversion prices for which the Company issued 4,128,001 shares of common stock.

      Effective July 1, 1999, the Company, pursuant to a private placement, offered up to $5,000,000 of 10% convertible debentures. As of August 10, 1999, the Company received $466,694 on the sale of these debentures after deducting certain costs. The debentures mature September 30, 2002 and are convertible into common shares at 80% of the closing bid price for the Company's common stock on the date of receipt of the debenture holders cleared subscription funds, but in no event less than $1.00. BCF, a non-recurring expense, of approximately $143,000 has been incurred by the Company as a result of the sale of these debentures and warrants as of August 10, 1999.

      On July 5, 1999, the Company entered into a stock exchange agreement with CyberCare, Inc., whereby the Company will issue 7,500,000 of the Company's common stock in exchange for 100% of the outstanding stock of CyberCare, Inc. The closing of this transaction is subject to shareholder approval which is expected to take place at the Company's annual meeting on August 26, 1999.

      On August 11, 1999, the United States Patent Office provided a Notice of Allowance for 19 claims for the fundamental health-Internet technologies developed by Georgia Tech University and held under exclusive license by CyberCare, Inc.

      In August 1999, a debenture holder exercised 10,000 warrants at $.50 with the Company receiving the proceeds in the amount of $5,000.

      On August 11, 1999, the Company terminated the definitive agreement, originally entered into in March 1999, to merge with American Enterprise Solutions, Inc.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

FORWARD-LOOKING STATEMENT

      This Quarterly Report on Form 10-QSB contains forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the Company's actual results to differ materially from those indicated by such forward-looking statements. These factors include, without limitation, changes in the regulation of the healthcare industry at either the federal and state levels, changes in reimbursement for services by government or private payors, competitive pressures in the healthcare industry and the Company's response thereto, the Company's ability to obtain and retain favorable arrangements with third-party payors, the

Company's ability to obtain capital in favorable terms and conditions, and general conditions in this economy.

      The following discussion of the Company's results of operations and financial condition should be read in conjunction with the Company's condensed consolidated unaudited Financial Statements listed in Part I, Item I and the Notes thereto appearing elsewhere in this Form 10-QSB, and the Company's audited Financial Statements and the Notes thereto appearing in the Company's 1998 Annual Report on Form 10-KSB/A.

COMPARISON OF THE RESULTS OF OPERATIONS FOR SIX MONTHS ENDED JUNE 30, 1999 AND 1998

      Revenues from operations increased to $16,747,975 for the six months ended June 30, 1999 compared to $7,347,174 for the six months ended June 30, 1998, principally due to the revenue from the Company's acquisitions, Your Good Health Network, Inc. ("YGHN"), PCS, and Air Response.

      Cost of revenues, which included medical supplies, technical salaries and benefits and other expenses directly associated with the Company's services, increased to $9,103,617 from $3,914,769 for the six months ended June 30, 1999 and 1998, respectively. This increase is primarily due to the cost of revenue of the acquisitions, YGHN, PCS and Air Response. Cost of revenue for 1999, excluding acquisitions, in comparison to 1998 increased primarily due to the increase in costs associated with the air ambulance transport services which increased in direct proportion to the increase in revenue.

      General and administrative expenses increased to $5,122,063 for the six months ended June 30, 1999 compared to $2,058,455 for the six months ended June 30, 1998. This increase is primarily due to the additional general and administrative costs related to the acquired companies.

      Interest expense (including BCF) increased to $1,931,009 for the six months ended June 30, 1999 as compared to $346,874 for the six months ended June 30, 1998. This increase is primarily attributable to interest on the airplane loans assumed as part of the acquisition of Air Response, issuance of subordinated debentures and associated costs and interest on the lines of credit, which were increased to finance the increase in working capital needs related to the increase in revenues and accounts receivable.

      The BCF is equal to the difference between the fair market value of the Company's common stock and the conversion rate of the subordinated debentures at the commitment date. BCF is amortized as additional interest expense over the period from the date of closing through the date the debenture can be first converted.

      EITF D-60 requires a beneficial conversion feature (BCF) to be recorded when convertible debt is issued. The Company recorded a BCF on the issuance of subordinated debentures totaling $699,830, of which $231,830 has been recorded in the first quarter of 1999 and $468,000 was recorded in the second quarter of 1999. In accordance with SFAS 123, the detachable warrants issued in conjunction with the sale of the debentures have a fair market value of $571,950 which is being amortized over the life of the debentures in accordance with APB 14, paragraph 16. The Company amortized $47,665 and $52,303 during the three and six-month period ended June 30, 1999, respectively, as additional interest expense relative to the fair market value of the warrants.

      Depreciation and amortization increased to $1,314,216 for the six months ended June 30, 1999 as compared to $405,435 for the six months ended June 30, 1998. This increase is primarily due to the depreciation of Air Response's aircraft and amortization of goodwill and various costs associated with the aforementioned acquisitions and financing arrangements.

      During the three months ended June 30, 1999, the Company sold 100% of its interest in Valley and recorded a gain in the amount of $1,255,959.

      As a result of the above, the Company had net income of $623,329 for the six months ended June 30, 1999 compared to $552,449 for the six months ended June 30, 1998.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 1999 AS COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1998

      Revenue from operations increased to $8,836,981 for the three months ended June 30, 1999 as compared to $5,049,242 for the three months ended June 30, 1998, principally due to revenue from the acquisitions of Air Response and YGHN.

      Cost of revenues which included medical supplies, technical salaries and benefits and other expenses directly associated with the Company's services, increased to $5,436,033 from $2,597,060 for the three months ended June 30, 1999 and 1998, respectively. This increase is primarily due to the cost of revenue of the acquisitions.

      General and administrative expenses increased to $2,116,817 for the three months ended June 30, 1999 compared to $1,328,461 for the three months ended June 30, 1998. The increase is due primarily to the increase in general and administrative costs related to the acquired companies.

      Interest expense (including BCF and penalties of $605,665) increased to $1,135,270 for the three months ended June 30, 1999 as compared to $236,152 for the three months ended June 30, 1998. This increase is primarily attributed to interest on the airplane loans of Air Response, issuance of subordinated debentures and associated costs, and interest on the lines of credit, which were increased to finance the increase in working capital needs related to the increase in revenues and accounts receivable.

      Depreciation and amortization increased to $758,586 for the three months ended June 30, 1999 as compared to $289,991 for the three months ended June 30, 1998. This increase is due primarily to the depreciation of Air Response' aircraft and amortization of goodwill and various costs associated with the acquisitions and financing arrangements.

      During the three months ended June 30, 1999, the Company sold 100% of its interest in Valley in which the Company recorded a gain of $1,255,959.

      As a result of the above, the Company had a net income of $675,796 for the three months ended June 30, 1999 compared to $412,311 for the three months ended June 30, 1998.

LIQUIDITY AND CAPITAL RESOURCES

      Cash used in operating activities - The Company's net cash flow from operating activities resulted in deficits of $727,528 and $1,979,130 for the six months ended June 30, 1999 and 1998, respectively. The $1,251,602 decrease is due primarily to the increase in profitability before non-cash items, such as depreciation and amortization.

      Cash used in investing activities - The Company's net cash used in investing activities for the six months ended June 30, 1999 was $1,325,450 as compared to net cash used in investing activities for the six months ended June 30, 1998 of $116,661. This is due primarily to an increase in equipment purchases relating to aircraft and a decrease in payment of note receivable.

      Cash flow from financing activities - The Company's net cash flows from financing activities during the six months ended June 30, 1999 increased by $85,061 to $2,064,034 from $1,978,973 during the six months ended June 30, 1998, due primarily to an increase in private placement proceeds received during the six months ended June 30, 1999.

      During the six months ended June 30, 1999, the Company, pursuant to a private placement, sold $2,000,000 of 12% convertible debentures together with 2,000,000 three-year detachable warrants. The warrants may be exercised at any time prior to June 30, 2002 for $.50 per share. The debentures are due in 2002 with interest payable semi-annually. The debentures are convertible at any time into common stock at $.50 per share. The market price of the Company's common stock was between $.656 and $1.125 per share on the dates the debentures were issued. The majority of the debentures were issued when the Company's common stock was approximately $.656. The proceeds are to be used for general working capital purposes.

      The Company had working capital deficiency of $3,668,645 at June 30, 1999 compared to working capital deficiency of $2,496,464 at December 31, 1998. This is due primarily to the increases in the line of credit, accounts payable and accrued expenses.

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

Year 2000 Costs

      In July 1996, the Emerging Issues Task Force of the Financial Accounting Standards Board reached a consensus on Issue 96-14 that costs associated with modifying computer software for the year 2000 be expended as incurred. The Company has made several acquisitions and is assessing the extent of the necessary modification to their computer software but anticipates that it will not have a material effect on the Company's financial statements.

                                   PART II

                              OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      In January 1997, a complaint was filed in the Circuit Court of Dade County, Florida against the Company and a former subsidiary. The complaint alleges that the Company defaulted on payments to employees and to independent consultants. The plaintiff is seeking approximately $100,000 in damages. The Company intends to vigorously defend the lawsuit.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

      During the first quarter of 1999, the Company issued 3,886,667 shares of unregistered common stock in connection with the purchase of Air Response, Inc. valued at $.75 per share. In connection therewith, the Company filed a Form 8-K on April 23, 1999.

      During the four months ending April 30, 1999, the Company, pursuant to a private placement, sold $2,000,000 of 12% convertible debentures. The debenture holders received three-year warrants to purchase 2,000,000 shares of the Company's common stock at an exercise price of $.50.

      During the first quarter of 1999, the Company issued 75,000 shares of the Company's common stock in lieu of services rendered by two former employees.

      During the first quarter of 1999, the Company issued 40,000 shares as part of a 1998 settlement with a former employee.

      In January 1999, certain debenture holders exercised their option to convert $102,077 of subordinated debentures and accrued interest into common stock at $1.00 per share, which the Company issued 102,077 shares of common stock.

      During the six months ended June 30, 1999, the Company issued 298,579 common shares in lieu of cash payments of $292,503 in penalties caused by the delay in filing a registration statement and interest owed on the subordinated debentures.

      During the quarter ended June 30, 1999, the Company issued 45,000 common shares in lieu of cash payment of accounts payable in the amount of $31,532.

      During the quarter ended June 30, 1999, the Company issued 23,540 common shares as partial consideration for purchase of operating assets. The shares were valued at $25,000.

      On May 3, 1999, the Company sold Valley to two former officers of the Company for 1,544,036 shares of the Company's common stock with a market value of $2,702,000 ($1.75 a share) and cash and other consideration of $352,000 and the repayment of approximately $300,000 of liabilities owed by Valley, resulting in a gain of $1,255,959. This gain was recognized in the Company's financial statements during the quarter ending June 30, 1999. The Company retired 1,544,036 shares of the Company's common stock.

      During the quarter ended June 30, 1999, the Company repurchased 54,806 common shares of the Company at $1.75 from former officer and director. In payment of all obligations due the former officer and director, the Company issued a note in the amount of $100,000.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None

ITEM 5. OTHER INFORMATION

        None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8K

        (a)   reports on Form 8K

         o 8-K filed on April 23, 1999 describing the acquisition of Air Response, Inc.

         o 8-K filed on June 1, 1999 describing the Company's change in certifying accountant.

         o 8-K/A filed on June 21, 1999 amending the description of the acquisition of Air Response, Inc filed on April 23, 1999.

         o 8-K/A filed on June 25, 1999 amending the description of the Company's change in certifying accountant filed on June 1, 1999.

         o 8-K filed on July 20, 1999 describing the acquisition of CyberCare, Inc.

         o 8-K filed on July 21, 1999 describing the $5,000,000 private placement with Connecticut Capital Markets, LLC and the $25,000,000 equity line with Swartz Private Equity, LLC.

                                  SIGNATURES

      In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                       MEDICAL INDUSTRIES OF AMERICA, INC.
                                  (Registrant)



AUGUST 13, 1999         By: /s/ MICHAEL F. MORRELL
(Date)                          Michael F. Morrell, Chairman of the Board &
                                  Chief Executive Officer

AUGUST 13, 1999         By: /s/ PAUL C. PERSHES
(Date)                          Paul C. Pershes, President & Director

AUGUST 13, 1999         By: /s/ LINDA MOORE
(Date)                          Linda Moore, Senior Vice President

AUGUST 13, 1999         By: /s/ ARTHUR KOBRIN
(Date)                          Arthur Kobrin, Chief Accounting Officer & Senior
                                  Vice President