Form 10QSB
period 1999-09-30
CYBER CARE INC
filed 1999-11-15
CIK 887904

================================================================================
                                   Form 10-QSB

                     U.S. Securities and Exchange Commission
                              Washington, DC 20549

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 1999

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from _____________to_____________

                         Commission file number 0-20356

                                CYBER-CARE, INC.
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

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 39,136,416 shares of common stock, $.0025 par value, were outstanding as of September 30, 1999.

================================================================================

           CYBER-CARE, INC. F/K/A MEDICAL INDUSTRIES OF AMERICA, INC.

                    10-QSB - QUARTER ENDED SEPTEMBER 30, 1999



                                      INDEX


FORM 10-QSB  FORM 10-QSB  FORM 10-QSB
PART NO.     ITEM NO.     DESCRIPTION                                  PAGE NO.

I.                        FINANCIAL INFORMATION

              1.          Financial Statements

                    -     Condensed Consolidated Balance
                          Sheet as of September 30, 1999
                                                                           3

                    - Condensed Consolidated Statements of Operations and Accumulated Deficit for the Three and Nine
                          Months Ended September 30, 1999 and 1998         5

                    -     Condensed Consolidated Statements of Cash
                          Flows for the Nine Months Ended
                          September 30, 1999 and 1998
                                                                           6

                    -     Notes to Condensed Consolidated Financial
                          Statements                                       9

              2.          Management's Discussion and Analysis
                          or Plan of Operations
                                                                          13

II.                       OTHER INFORMATION

                          1.  Legal Proceedings
                                                                          17
                          2.  Changes in Securities and Use of Proceeds
                                                                          17
                          3.  Defaults Upon Senior Securities
                                                                          17
                          4.  Submission of Matters to a Vote Security
                              Holders                                     17

                          5.  Other Information                           19

                          6.  Exhibits and Reports on Form 8-K            19


                                     Signatures

           CYBER-CARE, INC. F/K/A MEDICAL INDUSTRIES OF AMERICA, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                            AS OF SEPTEMBER 30, 1999
                            ------------------------
                                   (Unaudited)

                                     ASSETS

CURRENT ASSETS:
   Cash and cash equivalents .................................     $    784,704
   Accounts receivable - trade, net of allowance for
     doubtful accounts of $1,654,985..........................        6,256,236
   Current portion of mortgage and notes receivable ..........           73,573
   Inventories of medical supplies ...........................          204,564
   Prepaid expenses and other current assets .................        1,167,447
                                                                   ------------
     Total current assets ....................................        8,486,524
                                                                   ============

PROPERTY AND EQUIPMENT:
   Aircraft and related equipment ............................       20,899,836
   Medical equipment .........................................        1,789,782
   Furniture, office and other equipment and improvements ....        1,701,308
                                                                   ------------
                                                                     24,390,926
   Less: accumulated depreciation and amortization ...........       (3,093,689)
                                                                   ------------
     Net property and equipment ..............................       21,297,237
                                                                   ============

OTHER ASSETS:
   Mortgage and notes receivable, less current portion .......          140,207
   Goodwill, net of accumulated amortization of $256,532 .....        8,087,452
   Investment in equity securities ...........................        2,754,184
   Medical technology and other licenses .....................       12,558,890
   Other assets ..............................................        1,787,131
                                                                   ------------
        Total other assets ...................................       25,327,864
                                                                   ------------
        TOTAL ASSETS .........................................     $ 55,111,625
                                                                   ============

  The Accompanying Notes Are an Integral Part of the Condensed Consolidated
                              Financial Statements

           CYBER-CARE, INC. F/K/A MEDICAL INDUSTRIES OF AMERICA, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                            AS OF SEPTEMBER 30, 1999
                            ------------------------
                                   (Unaudited)

                      LIABILITIES AND SHAREHOLDERS' EQUITY


CURRENT LIABILITIES:

Line of credit ...........................................................................    $  3,554,051
Current maturities of long-term debt and notes payable ...................................       2,302,359
Current maturities of capital lease obligations ..........................................         186,350
Current maturities of convertible subordinated debentures ................................          75,000
Accounts payable .........................................................................       4,802,542
Accrued liabilities ......................................................................       3,553,344
                                                                                              ------------
         Total current liabilities .......................................................      14,473,646
                                                                                              ------------

LONG-TERM LIABILITIES:

Long-term debt and notes payable, less current maturities ................................      12,159,694
Capital lease obligations, less current maturities .......................................         614,615
Subordinated debentures ..................................................................         367,500
Convertible subordinated debentures, less current maturities .............................         850,000
                                                                                              ------------
         Total long-term liabilities .....................................................      13,991,809
                                                                                              ------------
         Total Liabilities ...............................................................      28,465,455
                                                                                              ============

COMMITMENTS AND CONTINGENCIES


SHAREHOLDERS' EQUITY:

Preferred shares, authorized 20,000,000 shares - none issued and outstanding
Common shares, $.0025 par value, authorized 200,000,000; 39,136,416 issued
  and outstanding ........................................................................          97,841
Additional paid-in capital ...............................................................      53,333,245
Accumulated deficit ......................................................................     (26,784,916)
                                                                                              ------------
          Total shareholders' equity .....................................................      26,646,170
                                                                                              ------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ...............................................    $ 55,111,625
                                                                                              ============

  The Accompanying Notes Are an Integral Part of the Condensed Consolidated
                              Financial Statements

           CYBER-CARE, INC. F/K/A MEDICAL INDUSTRIES OF AMERICA, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
     -----------------------------------------------------------------------

                                                      THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                        SEPTEMBER 30,                       SEPTEMBER 30,
                                                          (UNAUDITED)                        (UNAUDITED)

                                                      1999             1998             1999             1998
                                                  ------------     ------------     ------------     ------------
Income:
      Revenue from operations ................    $ 10,772,612     $  3,678,198     $ 27,520,587     $ 11,025,372
      Equity in net income of investee .......            --             78,984           90,300          136,413
      Gain on sale of investment in equity
        securities ...........................          76,790             --             76,790             --
      Gain on sale of subsidiary .............            --               --          1,255,959             --
                                                  ------------     ------------     ------------     ------------
                 Total income ................      10,849,402        3,757,182       28,943,636       11,161,785
                                                  ------------     ------------     ------------     ------------
Expenses:
      Cost of revenues .......................       6,394,024        1,443,532       15,497,641        5,358,301
      General and administrative expenses ....       2,834,749        1,372,033        7,956,812        3,434,496
      Depreciation and amortization ..........         766,770          545,687        2,080,985          951,123
      Interest expense, net ..................         486,603          295,376        1,665,480          642,250
      Interest - beneficial conversion feature         132,156             --            884,289             --
                                                  ------------     ------------     ------------     ------------
                 Total expenses ..............      10,614,302        3,656,628       28,085,207       10,386,170
                                                  ------------     ------------     ------------     ------------

Income from continuing operations ............         235,100          100,554          858,429          775,615
Merger costs .................................            --            117,748             --            117,748
Loss from discontinued operations ............            --          1,476,098             --          1,598,704
Loss from disposal of discontinued operations             --            678,529             --            678,529
                                                  ------------     ------------     ------------     ------------
Net income (loss) ............................         235,100       (2,171,821)         858,429       (1,619,366)

Accumulated deficit-beginning of periods .....     (27,020,016)     (19,709,936)     (27,643,345)     (20,262,391)
                                                  ------------     ------------     ------------     ------------
Accumulated deficit-end of periods............    $(26,784,916)    $(21,881,757)    $(26,784,916)    $(21,881,757)
                                                  ------------     ------------     ------------     ------------

Earnings (loss) per share of common stock:
        Basic earnings per share:
            Income from continuing operations     $        .01     $        .01     $        .03     $        .04
            Discontinued operations ..........    $       --       $       (.12)    $       --       $       (.13)
                                                  ------------     ------------     ------------     ------------
            Net income (loss) ................    $        .01     $       (.11)    $        .03     $       (.09)
                                                  ============     ============     ============     ============
        Diluted earnings (loss) per share ....    $        .01     $       (.11)    $        .03     $       (.09)
                                                  ============     ============     ============     ============

Weighted average shares outstanding:
       Basic .................................      30,752,747       19,472,557       26,058,396       18,398,760
                                                  ============     ============     ============     ============
       Diluted ...............................      35,793,678       19,472,557       30,149,801       18,398,760
                                                  ============     ============     ============     ============


  The Accompanying Notes Are an Integral Part of the Condensed Consolidated
                              Financial Statements

           CYBER-CARE, INC. F/K/A MEDICAL INDUSTRIES OF AMERICA, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 -----------------------------------------------

                                                       NINE MONTHS ENDED SEPTEMBER 30,
                                                                 (UNAUDITED)
                                                            1999            1998
                                                         -----------     -----------
Operating activities:
Income from continuing operations ...................    $   858,429     $   775,615
Loss from discontinued operations ...................           --        (1,598,704)
Loss from disposal of discontinued operations .......           --          (678,529)
Writedown of merger costs ...........................           --          (117,748)
Adjustments to reconcile net income to net cash
used in operating activities:
     Depreciation and amortization ..................      2,080,985         951,123
     Beneficial conversion feature ..................        884,289            --
     Common stock issued for services rendered ......         84,032          22,894
     Equity in loss from unconsolidated company .....        (90,300)       (136,413)
     Gain on sale of subsidiary .....................     (1,255,959)           --
     Gain on sale of investment in equity securities         (76,790)           --
     Changes in assets and liabilities:
        (Increase) decrease in:
        Accounts receivable - Trade .................     (4,367,792)     (2,914,041)
        Inventories of medical supplies .............        (79,039)        (31,153)
        Prepaid expenses and other current assets ...       (186,086)       (499,419)
        Other assets ................................       (655,657)       (564,840)
        Increase (decrease) in:
        Accounts payable ............................      1,377,894         751,254
        Accrued liabilities .........................       (265,736)        141,701
                                                         -----------     -----------
   Net cash  used in operating activities ...........     (1,691,730)     (3,898,260)
                                                         -----------     -----------
Investing activities:
Issuance of notes receivable ........................           --          (805,468)
Payment of notes receivable .........................        205,365         852,010
Purchases of property and equipment .................     (1,866,586)     (1,107,130)
Purchase of goodwill ................................        (27,041)       (313,760)
Proceeds from sale of investment in equity securities         60,833            --
                                                         -----------     -----------
   Net cash used in investing activities ............     (1,627,429)     (1,374,348)
                                                         -----------     -----------
 .Financing activities:
Proceeds from long-term debt ........................        276,203       3,395,179
Proceeds from convertible subordinated debentures ...      2,800,000       3,367,500
Repurchase of debentures ............................           --          (275,000)
Net advances on line of credit ......................      1,662,250            --
Payments of capital lease obligations ...............       (127,787)       (127,480)
Payments of long-term debt ..........................     (1,299,380)     (1,056,399)
Proceeds from exercise of warrants and stock options          94,000            --
                                                         -----------     -----------
   Net cash provided by financing activities ........      3,405,286       5,303,800
                                                         -----------     -----------
Net increase in cash and cash equivalents ...........         86,127          31,192
Cash and cash equivalents at the beginning of period         698,577         958,902
                                                         -----------     -----------
Cash and cash equivalents at the end of period ......    $   784,704     $   990,094
                                                         ===========     ===========

  The Accompanying Notes Are an Integral Part of the Condensed Consolidated
                              Financial Statements

           CYBER-CARE, INC. F/K/A MEDICAL INDUSTRIES OF AMERICA, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
         -----------------------------------------------------------

Supplemental disclosure of cash flow information:

Interest paid .......................................    $ 1,613,857     $   536,927
                                                         ===========     ===========

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

      Effective September 1, 1998, the Company exchanged 1,320,000 common shares of the Company valued at $1 per share to acquire 100% of the outstanding stock of Valley Pain Centers, Inc. ("Valley").

      On March 1, 1999, the Company exchanged 3,866,667 common shares of the Company, valued at $2,900,000 for 100% of the outstanding common stock of Air Response, Inc.

      During the nine months ended September 30, 1999, the Company issued 135,750 shares of the Company's common stock in lieu of services rendered valued at $84,032.

      During the nine months ended September 30, 1999, the Company issued 40,000 shares as part of a 1998 settlement to a former employee.

      In January 1999, certain debenture holders exercised their option to convert $102,077 of subordinated debentures and accrued interest into common stock which the Company issued 102,077 shares of common stock.

      On May 3, 1999, the Company sold Valley Pain Center to two former officers of the Company for 1,544,036 shares of the Company's common stock with a market value of $2,702,000 ($1.75 a share), cash and other consideration of $352,000, and the repayment of approximately $300,000 of liabilities owed by Valley, resulting in a gain of $1,255,959. The Company retired 1,544,036 shares of the Company's common stock from this transaction.

      During the nine months ended September 30, 1999, the Company issued 298,578 common shares in lieu of cash payments on subordinated debentures valued at $294,000.

      During the nine months ended September 30, 1999, the Company repurchased 54,806 common shares of the Company at $1.75 from a former officer and director. In payment of all obligations due the former officer, the Company issued a note in the amount of $100,000.

      During the nine months ended September 30, 1999, the Company issued 57,630 common shares as partial consideration for the purchase of certain operating assets. The shares were valued at $62,500.

      Effective September 1, 1999, the Company exchanged 7,399,996 common shares of the Company valued at $1.12 per share to acquire 100% of the outstanding stock of Cybercare, Inc.

      In partial payment on the sale of shares of Westmark common stock, the Company received $272,500 of its outstanding preferred stock held by Westmark.

           CYBER-CARE, INC. F/K/A MEDICAL INDUSTRIES OF AMERICA, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
           -----------------------------------------------------------

      During the nine months ended September 30, 1999, the Company used 6,918,001 shares of the Company's common stock for conversion of subordinated debentures totaling $5,000,000.

      In July 1999, the Company issued 118,223 shares of the Company's common stock to officers and employees in repayment of loans valued at $.60 per share or $70,934.

      In August 1999, the Company issued 34,090 additional shares of the Company's common stock for the balance due on an acquisition for the assets of a rehabilitation company valued at $37,500.

      The value of the above common shares was determined using the quoted market prices on the dates the transactions took place.

           CYBER-CARE, INC. F/K/A MEDICAL INDUSTRIES OF AMERICA, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1999
                                   (UNAUDITED)


Note 1 - Organization and Summary of Significant Accounting Policies

Organization

      Cyber-Care, Inc. F/K/A Medical Industries Of America, Inc. ("Cyber-Care" or the "Company") was incorporated in the State of Florida on September 29, 1989 and commenced operations on February 27, 1990. At the 1999 Annual Shareholder meeting, which took place on August 26, 1999, the shareholders of the Company approved the change in the Corporation's name to Cyber-Care, Inc.

      The Company is a technology assisted disease management company and also operates physical, occupational and speech therapy centers, provides pharmaceutical services, sleep apnea, international air ambulance transport services and other services.

      The Company currently has approximately 5,200 shareholders.

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

      The Company's consolidated financial statements include the activity of the Company and its wholly owned subsidiaries. The consolidated financial statements include, from the date of acquisition, the results of operations of Air Response, Inc., and Cybercare, Inc. (see Note 2)

Earnings Per Common Share

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

Goodwill and Medical technology and other licenses

      Goodwill was recorded at cost and is amortized using the straight-line method over twenty-five years.

      Medical technology and other licenses were recorded at cost and are amortized using the straight-line method over ten to seventeen years.

      The Company periodically evaluates the recovery of the carrying amount of intangibles by determining if any impairment indicators are present. These indicators include management's plans for the division, income derived from the business acquired and other factors. If this review indicates that intangibles will not be recoverable, as principally determined based on the estimated undiscounted cash flows of the entity over the remaining amortization period, the Company's carrying value of the intangibles is reduced by the amount the carrying value exceeds its fair value.

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

Note 2 - Businesses Acquired

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

      Effective September 1, 1999, the Company acquired 100% of the outstanding common stock of CyberCare, Inc. in exchange for 7,399,996 in common stock valued at $1.12 per share and changed its name to Cyber-Care, Inc. The acquisition has been accounted for using the purchase method of accounting. The net assets and revenue and expenses of Cybercare, Inc. have been included in the Company's consolidated financial statements from the date of acquisition. The former shareholders of Cybercare, Inc. have been given registration rights which provide that if the fair market value of the Company's common stock at the effective date of the registration statement is less then $1.50, enough additional shares will be issued to ensure that those shareholders have received at least $1.50 per share value.

      The following unaudited pro forma summary presents the consolidated results of operations as if the acquisitions of Air Response, Inc. and CyberCare, Inc. had occurred on January 1, 1998, after giving effect of certain adjustments, including amortization of goodwill and related income tax effects. The pro forma financial information does not purport to be indicative of the results of operations that would have occurred had the transactions taken place at the beginning of the periods presented or of future results of operations.

                                        NINE MONTHS ENDED SEPTEMBER 30,
                                        ------------------------------
                                             1999             1998
                                         ------------     ------------
      Revenue .......................    $ 31,047,597     $ 20,670,059
                                         ------------     ------------
      Loss from continuing operations        (736,370)        (194,306)
                                         ------------     ------------
      Net loss ......................        (736,370)      (2,436,812)
                                         ------------     ------------
      Basic loss per share ..........    $       (.02)    $       (.08)
                                         ------------     ------------

Note 3 - Private Placement

      During the nine months ended September 30, 1999, the Company, pursuant to a private placement, sold $2,000,000 of 12% convertible debentures together with 2,000,000 three-year detachable warrants. The warrants may be exercised at any time through April, 2002 for $.50 per share. The debentures are due through April 2002 with interest payable semi-annually. The debentures are convertible at any time into common stock at $.50 per share. The market price of the Company's common stock was between $.656 and $1.125 per share on the dates the debentures were issued. The majority of the debentures were issued when the Company's stock price was approximately $.656 per share. The proceeds were used for general corporate purpose. The securities issued in connection with the private placement are exempt from registration pursuant to Regulation D, rule
506. This transaction was approved by the Company's shareholders.

      During the quarter ended September 30, 1999, the Company, pursuant to a private placement sold $850,000 of 10% convertible debentures together with 847,000 three-year warrants at $1.25 per share, a substantial discount. This transaction was approved by the Company's shareholders. Subsequent to September 30, 1999, the Company sold $3,220,000 of convertible debentures together with 1,188,000 three-year warrants.

      During the quarter ended September 30, 1999, certain debenture holders exercised their options to convert $5,000,000 of subordinated debentures at various conversion prices for which the Company issued 6,918,001 shares of common stock.

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

      EITF D-60 requires a beneficial conversion feature (BCF) to be recorded (a non-recurring item) when convertible debt is issued. The Company recorded a BCF on the issuance of subordinated debentures totaling $799,218, of which $231,830 has been recorded in the first quarter of 1999, $468,000 was recorded in the second quarter of 1999 and $99,388 was recorded in the third quarter of 1999. In accordance with SFAS 123 "Accounting for Stock Based Compensation," the detachable warrants issued in conjunction with the sale of the debentures have a fair market value of $727,700, which is being amortized over the life of the debentures in accordance with APB 14, paragraph 16. The Company amortized $32,768 and $85,071 during the three and nine month periods ended September 30, 1999, respectively, as additional interest expense relative to the fair market value of the warrants.

Note 4 - Litigation and Contingencies

      The Company is engaged in litigation with various parties regarding matters of dispute which have arisen in the normal course of business. In each instance of litigation where there is a material amount at dispute the Company has the benefit of indemnification from a third party.

Note 5 - Segment and Related Information

      The Company's reportable segments are international air ambulance transport, physical and occupational rehabilitation, pharmacy services and technology assisted disease management.

      INTERNATIONAL AIR AMBULANCE TRANSPORT offers national and international fixed-wing air ambulance transport services to ill, injured or otherwise incapacitated persons requiring relocation and possible emergency medical care during flight. Circumstances requiring the Company's transport services include the relocation of patients requiring specialized medical procedures such as organ transplants, cancer treatment, specialized cardiac surgery, burn care, stroke care and advanced brain and spinal cord surgery, as well as transportation to hospitals and medical facilities recognized nationally for excellence in their respective fields. The flights are generally long distance in nature.
      PHYSICAL AND OCCUPATIONAL REHABILITATION provides physical rehabilitation and occupational and speech therapy services and offers sleep and disordered breathing diagnostic programs to physicians and hospitals.

      PHARMACY SERVICES is a closed network pharmacy located in Lakeland, Florida which provides unit-dosed medications to over 2,000 residents in assisted-living facilities across Florida. Pharmacy Services delivers medications to the facilities, provides training workshops, and does third-party billing.

      TECHNOLOGY ASSISTED DISEASE MANAGEMENT segment is currently in the startup stages, and will provide hardware and software products using internet technology for use in disease management services, data gathering and research.

      The accounting policies of the reportable segments are the same as those described in Note 1 to the Company's Condensed Consolidated Financial Statements. The Company evaluates the performance of its operating segments based upon income before taxes and nonrecurring charges such as beneficial conversion feature and extraordinary items.

      Segment information for the nine months ended September 30, 1999 and 1998 is as follows:

      For the nine months ended September 30, 1999:

            For the nine months ended September 30, 1999:

                          International    Physical and                    Technology
                          Air Ambulance    Occupational                 Assisted Disease
                            Transport     Rehabilitation    Pharmacy       Management     Other Services        Total
                          ------------    --------------  ------------    ------------    --------------    ------------
Revenues from
  operations ...........  $ 14,936,461    $  7,007,720    $  3,560,629    $     16,457     $    694,176     $ 26,215,443

Income from continuing
  operations ...........       898,859         639,409         272,423        (757,911)        (278,750)         774,030
Depreciation and
  amortization .........     1,407,212         268,642          70,709              75          149,950        1,896,588
Total assets .........    $ 26,711,543    $  8,217,367    $  2,194,594    $ 11,757,330     $    768,760     $ 49,649,594

           For the nine months ended September 30, 1998:

                                            Physical and
                          International     Occupational
                          Air Ambulance    Rehabilitation    Pharmacy      Other Services      Total
                          -------------    --------------  ------------    --------------  ------------
Revenues from
  operations ...........  $  4,473,044     $    907,221    $  1,667,265    $  2,791,891    $  9,839,421
Income from continuing
  operations ...........      (122,259)         317,146          77,379         789,308       1,061,574
Depreciation and
  amortization .........       676,750           69,133          34,151          87,221         867,255
Total assets .........    $ 13,338,664     $  4,578,842    $  1,729,065    $  3,033,600    $ 22,680,171

           Reconciliation to consolidated amounts:

                                                                  For the Nine Months Ended September 30,
                                                               ----------------------------------------------
                                                                      1999                      1998
                                                               -------------------       --------------------
Revenues
    Total revenues for reportable segments                       $ 26,215,443                $9,839,421

    Other revenues                                                  1,305,144                 1,185,951

                                                                  For the Nine Months Ended September 30,
                                                               ----------------------------------------------
                                                                      1999                      1998
                                                               -------------------       --------------------

                                                               ===================       ====================
        Total revenues from operations                           $ 27,520,587               $11,025,372
                                                               ===================       ====================

Operating earnings
    Total earnings for reportable segments                          $ 774,030                $1,061,574
    Unallocated amounts
        Corporate headquarters expense                                 84,399                  (403,706)
        Loss from discontinued operations and disposal                      -                (2,277,233)
                                                               ===================       ====================
Net income  (loss)                                                 $  858,429               $(1,619,366)
                                                               ===================       ====================

Note 6 - Investment in Westmark Group Holdings, Inc. ("Westmark")

      Prior to September 30, 1999 the Company held 683,457 of Westmark's common stock, or an ownership of 20.6% and 333,333 shares, or an ownership of 20.7%, as of September 30, 1998. As a result of the Company's ownership in Westmark, the Company is required to account for this investment on the equity method. The equity method requires the Company to include in its statement of operations its proportionate ownership percentage of Westmark's quarterly profit.

      On September 30, 1999, the Company exercised its right to require Westmark to repurchase $333,333 of Westmark's common stock held by the Company at a price of $5.73 per share. The consideration received by the Company was $60,833, in cash and return of all of the Company's outstanding preferred stock held by Westmark valued at $272,500. Effective with this repurchase, the Company's ownership in Westmark decreased to 18.9% and will require the Company to change its accounting for this investment to the cost method.

Note 7 - Sale of Valley Pain Center Subsidiary

      On May 3, 1999, the Company sold Valley Pain Centers, Inc. ("Valley") to two former officers of the Company for 1,544,036 shares of the Company's common stock with a market value of $2,702,000 ($1.75 a share), cash and other consideration of $352,000, and the repayment of approximately $300,000 of liabilities owed by Valley, which resulted in a gain on the sale of $1,255,959. The Company retired 1,544,036 shares of the Company's common stock as a result of this transaction.

Note 8 - Line of Credit

      During the nine months ended September 30, 1999, the Company increased its availability under its line of credit from $1,500,000 to $3,500,000.

Note 9 - Sale of Common Stock

      On July 21, 1999, the Company entered into a commitment with a financial institution for the sale of up to $25,000,000 of the Company's common stock in amounts that could exceed 20% or more of the Company's issued and outstanding common stock as of a certain date subject to shareholder approval at the Company's annual meeting. At the Company's option, this line of credit using underwritten stock, may or may not be used to finance various activities of the Company. No shares have been sold under this agreement as of September 30, 1999. This transaction was approved by the Company's shareholders.

Note 10 - Termination of merger agreement

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

COMPARISON OF THE RESULTS OF OPERATIONS FOR NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

      Revenue increased 150% to $27.5 million for the nine months ended September 30, 1999 from $11 million for the 1998 period, driven by increases in all business segments except technology assisted disease management which is further explained below. Net income increased to $858,000 for the nine months ended September 30, 1999 in comparison to a net loss of $1.6 million for the same period in 1998. The results were driven by internal growth, reduction in expenses and acquisitions which were partially offset by increased interest expense including a beneficial conversion feature of $884,000.

      International Air Ambulance's revenue increased 233%, or $10.4 million, to $14.9 million for the nine months ended September 30, 1999, driven by the acquisition of Air Response, Inc. effective March 1, 1999 and internal growth. Operating income increased 822% or $1 million to $899,000 for the nine months ended September 30, 1999, reflecting the acquisition of Air Response, increased utilization of aircraft and decrease in overall operating costs, as a percentage of revenue, due to synergies.

      Physical and Occupation Rehabilitation's revenue increased 672%, or $6.1 million, to $7 million, driven by the acquisition of Your Good Health Network, effective October 15, 1998, and internal growth. Operating income increased 102% or $322,000, to $639,000 for the nine months ended September 30, 1999, reflecting the acquisition of Your Good Health Network and internal growth.

      Pharmacy's revenue increased 114%, or $1.9 million, to $3.6 million for the nine months ended September 30, 1999. The increase reflects three additional months of activity over 1998 and substantial internal growth. Operating income increased 252%, or $195,000, to $272,000 for the nine months ended September 30, 1999, reflecting increase in gross margins and decrease in operating costs as a percentage of revenue.

      Technology assisted disease management segment had minimal revenue for the period. We have incurred approximately $758,000 in expenses for the period since acquisition. We will incur similar costs including amortization of licenses through the first quarter of 2000 at which time we anticipate generating revenue.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1998

      Revenue increased 192% to $10.8 million for the quarter ended September 30, 1999 from $3.7 million for the 1998 period driven by increases in all business segments except Technology assisted disease management which is further explained below. Net income increased to $235,000, from a loss of $2.2 million for the 1998 period. These results were driven by internal growth, reduction in expenses, and acquisitions which were partially offset by increased interest including beneficial conversion feature of $132,000.

      International Air Ambulance's revenue increased 200%, or $4.2 million, to $5.6 million for the nine months ended September 30, 1999, driven by the acquisition of Air Response, Inc. and internal growth. Operating income increased by $373,000 to $224,000 for the nine months ended September 30, 1999, reflecting the acquisition of Air Response, increased utilization of aircraft and decrease in overall operating costs as a percentage of revenue due to the synergies.

      Physical and Occupational Rehabilitation's revenue increased 767% or $2.3 million to $2.6 million for the nine months ended September 30, 1999, driven by the acquisition of Your Good Health Network, effective October 15, 1998 and internal growth, but is offset by the sale of Valley Pain Centers, Inc. Operating income increased by $68,000 to $9,000 reflecting the acquisition of Your Good Health Network and internal growth but offset by the reduction in profits due to the sale of Valley Pain.

      Pharmacy revenue increased 50%, or $451,000, to $1,345,000 for the nine months ended September 30, 1999, due to internal growth. Operating income decreased 97%, or $56,000, to $2,000 for the nine months ended September 30, 1999, due to higher costs for pharmaceutical drugs and an increase in overhead to accommodate the infrastructure necessary for significantly higher volume.

      Technology Assisted Disease Management segment had minimal revenue for the period. We have incurred approximately $791,000 in expenses for the period since acquisition. We will incur similar costs including amortization of licenses through the first quarter of 2000 at which time we anticipate generating revenue.

LIQUIDITY AND CAPITAL RESOURCES

      Cash used in operating activities - The Company's net cash flow from operating activities resulted in deficits of $1.7 million and $3.9 million for the nine months ended September 30, 1999 and 1998, respectively. The $2.2 million decrease is due primarily to the increase in profitability before non-cash items, such as depreciation and amortization.

      Cash used in investing activities - The Company's net cash used in investing activities for the nine months ended September 30, 1999 was $1.6 million as compared to net cash used in investing activities for the nine months ended September 30, 1998 of $1.4 million. This is due primarily to an increase in equipment purchases relating to aircraft.

      Cash flow from financing activities - The Company's net cash flows from financing activities during the nine months ended September 30, 1999 decreased by $1.9 million to $3.4 million from $5.3 million during the nine months ended September 30, 1998, due primarily to an increase in private placement proceeds received during the nine months ended September 30, 1999 and net advances on the line of credit.

      During the nine months ended September 30, 1999, the Company, pursuant to a private placement, sold $1.9 million of 12% convertible debentures. The proceeds are to be used for general working capital purposes. All of these debentures were converted into common stock as of September 30, 1999.

      During the quarter ended September 30, 1999, the Company, pursuant to a private placement and approval by the Company's shareholders, sold $850,000 of 10% convertible debentures together with 847,000 three year warrants at substantially $1.25 per share. Subsequent to September 30, 1999, the Company sold $3,220,000 of convertible debentures together with 1,188,000 three year warrants. The proceeds are to be used for general working capital purposes.

      The Company had a working capital deficiency of $6 million at September 30, 1999 compared to working capital deficiency of $2.5 million at December 31, 1998. The increase in working capital deficiency is due to the Company generating a substantial portion of its revenue utilizing long-term assets which are financed by short-term liabilities.

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

                                     PART II

                                OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

      The Company is engaged in litigation with various parties regarding matters of dispute which have arisen in the normal course of business. In each instance of litigation where there is a material amount at dispute the Company has the benefit of indemnification from a third party.

ITEM 2.           CHANGES IN SECURITIES AND USE OF PROCEEDS

      In July 1999, the Company issued 118,223 shares of the Company's common stock to officers and employees in repayment of loans valued at $.60 per share or $70,934. The Company believes these transactions were exempt from registration pursuant to Section 4(2) of the Securities Act as an isolated transaction by an issuer not involving a public offering.

      In August 1999, the Company issued 34,090 additional shares of the Company's common stock for the balance due on an acquisition for the assets of a rehabilitation company valued at $37,500. The Company believes this transaction was exempt from registration pursuant to Section 4(2) of the Securities Act as an isolated transaction by an issuer not involving a public offering.

      On September 1, 1999, the Company issued 7,399,996 shares of the Company's common stock for the purchase of CyberCare Inc. valued at 1.125 per share. The Company believes this transaction was exempt from registration pursuant to
Section 4(2) of the Securities Act as an isolated transaction by an issuer not involving a public offering.

      During the quarter ended September 30, 1999, the Company issued 290,462 shares of the Company's common stock for exercises of stock options and warrants with a total value of $106,500. The Company believes these transactions were exempt from registration pursuant to Section 4(2) of the Securities Act as an isolated transaction by an issuer not involving a public offering.

      During the nine months ended September 30, 1999, the Company used 6,918,001 shares of the Company's common stock for conversion of subordinated debentures totaling $5,000,000. The Company believes these transactions were exempt from registration pursuant to Section 4(2) of the Securities Act as an isolated transaction by an issuer not involving a public offering.

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

      None

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      The Company held its Annual Meeting of Stockholders on August 26, 1999. The stockholders of the Company voted and approved the following:

      1. The following directors were elected:

                                              FOR           AGAINST
             a.     Michael F. Morrell     23,794,746        81,196
             b.     Paul C. Pershes        23,789,571        86,371
             c.     Theodore J. Orlando    23,789,671        86,271
             d.     Terry Lazar            23,791,746        84,196
             e.     Glen Barber            23,789,671        86,271

             f.     Dana J. Pusateri       23,789,671        86,271
             g.     Louis R. Capece        23,789,571        86,371
             h.     John E. Haines         23,794,746        81,196

2. The issuance of additional shares of the Company for the purpose of acquiring all of the capital stock of CyberCare, Inc. under the terms of that Stock Exchange Agreement by and between the Company and CyberCare, Inc. dated July 5, 1999.

                     FOR             AGAINST            ABSTAIN
                  14,973,829          106,493            37,744

3. The amendment to the Company's Articles of Incorporation to change the name of the Company from Medical Industries of America, Inc. to Cyber-Care, Inc.

                     FOR             AGAINST            ABSTAIN
                  23,717,673          103,915            54,354

4. The amendment to the Company's Articles of Incorporation to increase the number of shares of common stock from 100 million to 200 million.

                     FOR             AGAINST            ABSTAIN
                  23,478,913          343,085            53,944

5.    The Company's 1999 Incentive Stock Option Plan.

                     FOR             AGAINST            ABSTAIN
                  14,236,668          758,289            123,109

6.    The Company's 1999 Officers and Directors Stock Option Plan.

                     FOR             AGAINST            ABSTAIN
                  14,088,609          895,700            133,757

7.    The Company's 1999 Employee Stock Option Purchase Plan.

                     FOR             AGAINST            ABSTAIN
                  14,717,536          302,111            98,419

8. The appointment of Ernst & Young, LLP as the Company's independent auditors

                     FOR             AGAINST            ABSTAIN
                  23,606,213          48,593             48,956

9. Amendment to the plan of merger with Air Response, Inc. whereby the Company will issue a series of debentures convertible into its common stock in replacement of promissory notes.

                     FOR              AGAINST          ABSTAIN
                  10,877,679           119,699         3,948,508

10. The sale to investors of debentures and warrants pursuant to a private offering with Connecticut Capital Markets, LLC., the placement agent, where the issuance of the Company's common share upon the conversion or exercise of the debentures or warrants could result in the Company issuing shares of its common stock to the investors in the amounts of 20% or more of the Company's issued and outstanding common stock as of the record date.

                     FOR             AGAINST            ABSTAIN
                  14,147,850          683,501            114,535

11. The sale, pursuant to a three-year $25 million equity line funding commitment with Swartz Capital & Partners, LLC of the Company's common stock and warrants which, if converted, could result in the Company issuing shares of its common stock to the investors in amounts of 20% or more of the company's issued and outstanding common stock as of the record date.

                     FOR             AGAINST            ABSTAIN
                  14,569,942          285,329            90,615

ITEM 5.           OTHER INFORMATION

      None

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8K

      Exhibit 27.1 (1)  Financial Data Schedule






(1) Filed herewith

                                   SIGNATURES

      In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




          CYBER-CARE, INC. F/K/A MEDICAL INDUSTRIES OF AMERICA, INC.
          ----------------------------------------------------------
                                  (Registrant)




NOVEMBER 12, 1999       By: /s/ MICHAEL F. MORRELL
(Date)                          Michael F.  Morrell,  Chairman of the Board &
                                Chief Executive Officer

NOVEMBER 12, 1999       By: /s/ PAUL C. PERSHES
(Date)                          Paul C. Pershes, President & Director

NOVEMBER 12, 1999       By: /s/ LINDA MOORE
(Date)                          Linda Moore, Senior Vice President

NOVEMBER 12, 1999       By: /s/ ARTHUR KOBRIN
(Date)                          Arthur Kobrin, Senior Vice President