Form 10KSB
period 1999-12-31
CYBER CARE INC
filed 2000-04-03
CIK 887904

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
--------------------------------------------------------------------------------

[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
      1934

                   For the fiscal year ended December 31, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


                                CYBER-CARE, INC.
             (Exact name of registrant as specified in its charter)

Commission file number: 0-20356


                FLORIDA                                     65-0158479
    (State or other jurisdiction of                      (I.R.S. Employer
    incorporation or organization)                     identification No.)


                       1903 SOUTH CONGRESS AVE., SUITE 400
                          BOYNTON BEACH, FLORIDA 33426
                     (Address of Principal Executive Office)

                                 (561) 737-2227
              (Registrant's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Exchange Act:  None

Securities registered pursuant to Section 12(g) of the Exchange Act: Common
Stock

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]  No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Issuer's total revenues for the 12 months ended December 31, 1999 were $39,155,664.

The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the last sales price on the Nasdaq SmallCap Market on March 24, 2000 was $703,692,000. As of March 24, 2000 registrant had 57,356,246 shares of Common Stock outstanding.

                            TABLE OF CONTENTS

ITEMS                                                                PAGE
                                 PART I

ITEM 1.     DESCRIPTION OF BUSINESS....................................3

ITEM 2.     DESCRIPTION OF PROPERTIES.................................14

ITEM 3.     LEGAL PROCEEDINGS.........................................15

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.......15


                                 PART II

ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS..16

ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS......................17

ITEM 7.     FINANCIAL STATEMENTS......................................21

ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURE.......................21



                                PART III

ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
            PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE
            ACT ......................................................22

ITEM 10.    EXECUTIVE COMPENSATION....................................24

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
            AND MANAGEMENT............................................28

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS............30

ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K..........................30

                                 PART I

ITEM 1.   DESCRIPTION OF BUSINESS

GENERAL

We own and are developing an Internet-based solution and interactive system (The Electronic HouseCall System ("EHC System")) that provides products and services to support remote delivery of care, patient monitoring and education to the United States and worldwide healthcare markets. We also have been in the business of developing, owning and operating integrated medical delivery services through our diversified medical technologies, physical, occupational and speech therapy, sleep apnea, diagnostic and other healthcare services, institutional and e-commerce pharmacy services and international air ambulance transport services.

We were incorporated in September 1989 in the State of Florida. In August 1999, we changed our name to Cyber-Care, Inc. ("CYBR or CyberCare") to more accurately reflect our focus into the medical internet-based technology industry. Our principal executive offices are located at 1903 S. Congress Ave., Suite 400, Boynton Beach, Florida 33426 ,our telephone number is (561) 737-2227, and our website address is www.cyber-care.net.

PROPOSED REVIEW AND CHANGES IN BUSINESS STRATEGY

      Our business strategy currently being reviewed and developed by the board of directors, is to focus our primary attention on our EHC System and technology products. We will continue to operate our other businesses and gradually spin them off to our shareholders or sell the segments that do not fit into our plans to strategic partners or potential buyers as the opportunities arise, to maximize shareholder value and increase technology revenue.

      In August 1999, we acquired CyberCare, Inc. (CyberCare Technologies) which is developing an Internet-based solution and interactive system providing products and network services (EHC System) to support remote delivery of care, patient monitoring and education to the United States and international healthcare markets. We subsequently acquired certain assets of Help Innovations, Inc. which provided additional technology and an application and a library of computerized disease management protocols that will assist us in delivering services through the Internet.

      These acquisitions changed our overall business strategy. Previously, we focused our growth objectives on identifying companies that could be acquired at favorable prices which could be rolled up quickly with significant market penetration in the ancillary healthcare field. Accordingly, we identified the international air ambulance business and made two acquisitions resulting in our becoming the largest air ambulance business in the United States.

      We also identified the physical therapy and rehabilitation field as a target and acquired three companies resulting in our becoming the largest physical therapy and rehab company in Florida today.

      These business segments also provided us with the opportunity to identify customers for our EHC System and generate orders helping us become an international healthcare Internet based technology company focusing on our EHC System.

   We are currently reviewing and developing our long-term strategy with our board of directors to focus our energies on expanding our business as follows:

o Primary focus will be the development of the EHC System products and Internet technology services on a worldwide basis.

o Continue to operate the air ambulance business to increase revenues, profitability and create synergies for our technology business. We will look for an appropriate buyer, or spin off the company to existing shareholders when appropriate, retaining a relationship with the new company, to add value and revenue to our Internet based technology business.

o Continue to operate our physical therapy and rehabilitation operations through internal growth and acquisitions, while looking for an appropriate buyer or partner, or spin off the business to existing shareholders. The future of this business segment will be based on all factors, including fair market value of the business, ability to increase technology revenue by providing these services through our EHC System and optimizing shareholder value.

o Continue to operate our pharmacy business, find an appropriate strategic partner for our institutional pharmacy business and, if possible, enter into a strategic alliance to provide e-pharmacy business through our Electronic HouseCall System. We could eventually sell this business to the strategic partner.

      We believe that by concentrating on our Internet based technology operations and developing our businesses to maximize technology revenue and profitability, our management can focus its energies and resources on our technology business, retain and grow important healthcare relationships thereby increasing technology revenue and maximizing shareholder value.

BUSINESS OPERATIONS

TECHNOLOGY ASSISTED DISEASE MANAGEMENT SEGMENT.

      In August 1999, we acquired Cybercare, Inc. (CyberCare Technologies), a privately-held Georgia corporation, which was developing an Internet based solution and interactive system which provides products and services to support remote delivery of healthcare, patient monitoring and education to patients in the United States and worldwide. CyberCare Technologies' offices are located in Atlanta, Georgia.

      During 1999, our Technology Assisted Disease Management segment accounted for 4.1 % of our consolidated revenues from operations.

      CyberCare Technologies was formed for the purpose of developing and marketing disease management solutions through telemedicine technologies and to acquire the rights to the technologies developed by the Georgia Institute of Technology and the Medical College of Georgia for monitoring chronically ill patients in their homes or other remote locations.

      We continue to develop, manufacture, operate and market, subject to FDA approval in the United States, Internet based technology and interactive systems for use in disease management. This technology will support remote delivery of care, patient monitoring and education to the U.S. and international healthcare markets. We intend to target our initial product system specifically for the high-cost, chronically ill patient population and specific markets in Southeast Asia. Management believes that preventive services for this patient population is an untapped multi-billion dollar market in the United States alone. We believe that our expertise in providing services to payors and managed care companies combined with our Internet connectivity technology will allow us to link patients directly to healthcare providers.

      We will continue to develop, refine, produce and market our key technologies for monitoring chronically ill patients in the home and elsewhere. CyberCare Technologies is expected to achieve operational efficiencies through the synergy with our existing relationships with managed care companies and other healthcare providers.

      OUR INTERNET SOLUTIONS. Our initial e-business product is the Electronic HouseCall System, which is a care management system with two major components: (the patient modules, 5 models, and the caregiver module) and network services.

      The patient module consists of a multimedia personal computer with video conferencing capability with a very simple touch-screen user interface. The patient modules also include interface drivers and medical devices which are used by the patient to automatically collect vital diagnostic information, including weight, temperature, blood pressure, ECG, heart and lung sounds (electronic stethoscope), blood oxygen level, pulse rate, blood glucose levels, etc. Vital sign information collected by the patient module is automatically recorded in an electronic patient record maintained by the system within the network. The patient module has been packaged into a small, portable unit called the personal care management system which a nurse can carry into a patient's home for connection to standard telephone lines or other network interfaces.

      The caregiver module is also a personal computer-based application with specialized software to permit a doctor or nurse to monitor a patient's vital signs information and communicate directly with those patients. Both modules function together so that measurement devices may be controlled from either end and results are automatically collected, charted, and maintained for permanent records.

      The network services link these patients and caregivers together into a common environment, where resources can be made available 24 hours a day, seven days a week, whenever the patient needs assistance utilizing our patented intelligent routing capability.

      MATERIAL AGREEMENTS. The technologies we use in our e-commerce business have been licensed to CyberCare Technologies under an exclusive license agreement with Georgia Tech Research Corporation and the Medical College of Georgia. This license agreement gives us the exclusive worldwide rights to the intellectual property developed by the universities in this area, and also gives us rights to future technology developed by the universities. This license agreement further provides for royalty payments to the universities based on net sales, as defined. In addition, this license agreement provides for ongoing research and development support by the universities for our business activities.

      The exclusive license covers the packet-based telemedicine system and for communicating video, voice and medical data between a central monitoring station and a patient monitoring station which is remotely located. The information is encapsulated in packets and can be sent over multiple types of network architectures, including CATV network, PSTN, ISDN, DSL, the Internet, LAN, WAN, over a wireless communications network or over an ATM network. By sending the information in packets, the video, voice and measurement data can be integrated and sent over a single network.

      We also have a joint marketing agreement with Nortel Networks, Inc. ("Nortel"), which provides for Nortel's sales personnel to cultivate sales leads to Cybercare Technologies and to work jointly to sell CyberCare Technologies' products to Nortel's customers. We have a distribution agreement in place with Healthlink Group, LLC ("Healthlink"), which provides that Healthlink will market our EHC System products and services for use in assisted living facilities in designated markets and requires that Healthlink maintain certain performance objectives.

      We have signed a joint venture agreement, subject to certain conditions, with SIIC Medical Science and Technology (Group) Limited ("SIIC Medical") (a public company on the Hong Kong Growth Enterprise Board (GEM): 363) to market and sell approximately 64,000 EHC units over four years with a minimum of 30,000 EHC units sold to retain the exclusive license for the greater China area, not including Taiwan. The joint venture plans on initially selling the units in Hong Kong and mainland China.

      We have also received orders from Health System One, Inc., Cambridge Medical Centers, Inc., Americhoice Health Services, Inc., Evangelical Lutheran Good Samaritan Society of Sioux Falls, Metcare, and received other orders and commitments for over 36,000 units to be sold over the next three years.

      HELP INNOVATIONS. Effective November 15, 1999 we acquired patents, products and key personnel from Help Innovations, Inc. for $2,709,354 in common stock priced at $2.03 per share. Through Help Innovations, we own a library of computerized disease management protocols that will assist us in delivering services through the Internet. The electronic patient record application is accessible over our network for efficient tracking of patient outcomes. Help Innovation's patented technology will significantly complement our product line.

PHYSICAL THERAPY AND REHABILITATION SERVICES SEGMENT.

      During 1999, our rehabilitation services segment accounted for 24.6% of consolidated revenues from operations.

      YOUR GOOD HEALTH NETWORK. In October 1998, we acquired Your Good Health Network, Inc. (YGHN), which provides physical, occupational, speech therapy and pain rehabilitation services. Through YGHN we intend to develop physical therapy and rehab clinics within specific geographic locations which we believe will create synergies and operating efficiencies and satisfy the cost containment requirements of significant payor sources.

      We currently own and operate forty-nine rehabilitation and physical therapy clinics. YGHN currently employs approximately 100 people, including nine employees in our corporate office who provide management and administrative services. On average, each physical therapy clinic typically has three staff, including a fully licensed therapist, a licensed therapy assistant and an administrative secretary/rehabilitation aide.

      Our physical therapy and rehabilitation services include: specialty programs like pain management, coupled with traditional services such as primary care, orthopedic and neurological physician services and comprehensive rehabilitation. These services allow us to be a unique healthcare provider. Our strategy is to provide services that are less reliant upon governmental reimbursement and to diversify our payor sources to a fee-for-service basis. We are focused on being minimally reliant upon managed care payors.

      CAROLINA REHAB. Effective August 1, 1999, we acquired all the issued and outstanding capital stock of Carolina Rehab, Inc. and Outreach Programs, Inc. ("Carolina") in exchange for shares of CYBR's common stock, to be paid in three installments in accordance with "earn-out" provisions as follows:

      The first installment will be paid to the former shareholders of Carolina in shares of our common stock in an amount equal to the pre-tax net profits of Carolina calculated in accordance with generally accepted accounting principles ("GAAP"), times three. Fair market value of each share, for purposes of the first installment payment, shall be $1.25 per share. The second and third installments will be paid in shares of our common stock equal to the incremental increase in profit, times three. Fair market value of each share, for purposes of the second and third installments, shall be the ninety-day trailing average of the stock prices as of the last trading day of the second and third periods.

      Carolina is a Medicare certified Comprehensive Outpatient Rehabilitation Facility ("CORF") providing physical, occupational and speech therapy services in 50 clinics throughout Florida.

      SOUTHEAST MEDICAL CENTERS. Effective August 1, 1999, we acquired all the issued and outstanding capital stock of Southeast Medical Centers, Inc. in exchange for shares of our common stock, to be paid in three installments in accordance with "earn-out" provisions as follows:

      Three installments will be paid in shares of our common stock in an amount equal to Southeast's pre-tax net profits calculated in accordance with GAAP, for each of the three years ending July 31 following the effective date of the acquisition. Fair market value of each share, for purposes of the first installment, shall be the ten-day trailing average of the stock price as of the effective date of the acquisition but not to exceed $400,000. Fair market value of each share, for purposes of the balance of the first installment in excess of $400,000, if any, and for the second and third installments, will be the ten day trailing average of the stock price as of the delivery date.

      Southeast Medical provides physical therapy and other health care services with five locations in South Florida.

INTERNATIONAL AIR AMBULANCE TRANSPORT SEGMENT

      During 1999, our international air transport segment accounted for 55.6% of consolidated revenues from operations.

      We are capitalizing on what management believes is the growing and segmented air ambulance industry. Through our air ambulance segment, we offer national and international fixed-wing air ambulance transport services to ill, injured or otherwise incapacitated persons requiring relocation and possible emergency medical care during flight. Circumstances requiring our transport services include the relocation of patients requiring specialized medical procedures such as organ transplants, cancer treatment, specialized cardiac surgery, burn care, stroke care and advanced brain and spinal cord surgery, as well as transportation to hospitals and medical facilities recognized nationally for excellence in their respective fields. We also respond to requests by managed care companies who need to transport a patient to a facility within their network.

      Based in Denver, Colorado, and Clearwater, Florida, Air Response maintains an aircraft fleet, which includes 15 owned and two leased aircraft. Air Response has the competitive advantage generated by the long-range capabilities of its Model 36 Learjets offering worldwide, intercontinental response capabilities. It also has the added advantage of an in-house maintenance team, providing expedient flight readiness equipped with state-of-the-art medical equipment including the lifeport stretcher system, oxygen, suction pumps, compressed air and a 1,500 watt AC inverter.

PHARMACEUTICAL SERVICES SEGMENT.

      During 1999, our pharmaceutical services segment accounted for 12.4% of consolidated revenues from operations.

      In April 1998, we acquired Pharmacy Care Specialists, Inc. ("PCS"), a closed network pharmacy employing approximately 60 individuals with its principal place of business in Lakeland, Florida. Through PCS we provide unit-dosed medications to over 4,500 residents in sixty-eight assisted-living facilities across Florida. We deliver medications to the facilities, provide training workshops and third party billing.

      We believe the future of the pharmacy industry is in a transitional phase, and that the area with the most potential growth is in the assisted-living facilities, mail order and Internet pharmacy services. The insurance industry has, in recent years, expanded its involvement with mail order pharmacies. In essence, many insurance companies are requiring their policyholders to order, by mail, their medications from an approved, contracted pharmacy. This allows them to control expenses by stipulating the amount each medication will be sold for, thus allowing them to increase their profit margin.

      We have targeted our marketing efforts to accelerate the assisted-living facility, mail order and Internet business. In late 1999, we launched our online pharmacy, www.cyber-careshop.com. As the population ages and expands and many of these older individuals relocate to areas we serve, the market for pharmaceuticals to assisted-living facilities increases as does the direct-mail pharmacy market.

SALES AND MARKETING

      We market each of our services in various methods, including cross marketing, customer and physician referrals, reputation in the community and third parties.

TECHNOLOGY ASSISTED DISEASE MANAGEMENT SEGMENT

      Studies now show that 1% of the U.S. population is responsible for 30% of all healthcare costs and that 1/3 to 1/2 of those costs are preventable through monitoring and intervention. We have created an Internet-based healthcare delivery system for these high-cost, chronically ill patients which would dramatically improve patient health while significantly reducing per-patient costs. Our customers are expected to be payors, including managed-care companies and health management organizations, who currently spend an average of approximately $70,000 per year for the care of each of these patients. We believe these prospects are highly motivated to reduce costs and will be strong candidates to purchase our EHC products and services in the future.

      We intend to reach these prospects through two separate channels. The first channel is an indirect channel where we will form partnerships or alliances with companies who have relationships with customers we have targeted. The second channel will use our direct sales force to contact the largest of these payors and providers. State Medicaid and indigent care organizations, the military, Veterans' Administration, and major managed care organizations are a sample of those prospects.

      We also believe that our agreements with Nortel, Healthlink Group, the Mayo Clinic, SIIC Medical and the other companies, will increase our brand recognition and revenues.

PHYSICAL THERAPY AND REHABILITATION SERVICES SEGMENT

      Our physical therapy and rehabilitation business relies upon community reputation, customer referral, physician and medical resource referrals and payor sources. We identify market areas to expand in and open new clinics based on our experience and market demographics.

INTERNATIONAL AIR AMBULANCE TRANSPORT SEGMENT

      Our air ambulance transport business relies upon print media, yellow page advertising, independent brokers, personal contacts, managed care and physician referrals to attract new customers. We also staff exhibit booths at major industry-specific conventions to attract hospital groups, insurance companies, assistance companies, and managed care organizations.

PHARMACEUTICAL SERVICES SEGMENT

      We have targeted our marketing efforts to accelerate the assisted-living facility, mail order and Internet business. As the population ages and expands and many of these older individuals relocate to areas we serve, the market for pharmaceuticals to assisted-living facilities increases as does the direct-mail pharmacy market. Currently, we have concentrated on central and west Florida.

EMPLOYEES

      As of March 28, 2000, we employed approximately 528 persons, of which approximately 481 are full time. Our ability to provide our services is dependent upon our recruiting, hiring and retaining qualified technical personnel. To date, we have been able to recruit and retain sufficient qualified personnel. None of our employees are represented by a labor union. We have not experienced any work stoppages and consider our relations with our employees to be good.

COMPETITION

      The healthcare industry in general and the market for medical ancillary services are highly competitive. We compete with companies that are larger in size and have access to considerably greater financial resources than we do. We compete by providing more personalized care to the patients they serve, as well as providing patient transportation and pharmaceutical delivery.

TECHNOLOGY ASSISTED DISEASE MANAGEMENT SEGMENT

      The primary competitors for products produced by CyberCare Technologies are small, privately-held companies, and none have established a major market position as of this time. Key differentiatons between our competitors and us in this segment lie primarily in the network architecture utilizing the Internet we have built to serve this market. Unlike our known competitors, we are unique in the automatic collection, transmission, and logging of vital signs measurements to a central database where the information can be viewed by a caregiver on a real-time basis or whenever necessary. Known competitive systems require the manual entry of information. We believe we are unique in using TCP/IP protocols for the transmission of medical data in a two-way interactive voice and video session between patients and caregivers. Our patented, proprietary technology based on patented technology puts us in a very favorable competitive position.

PHYSICAL THERAPY AND REHABILITATION SERVICES SEGMENT

      In the physical therapy and rehabilitation industry, there are thousands of treatment centers, organizations, clinics and facilities some of which are larger in size than we are and which have access to considerably greater financial resources than we do.

INTERNATIONAL AIR AMBULANCE TRANSPORT SEGMENT

      The air ambulance transport business has numerous smaller competitors with short-range aircraft, but has limited competitors with aircraft capability of performing international and, in particular, trans-Atlantic flights. Medjet in Alabama, Kalitta in Detroit, and Sky Service in Toronto are the biggest competitors in the international market.

PHARMACEUTICAL SERVICES SEGMENT

      Our pharmacy business competes directly in the sale and delivery of prescription drugs to individuals living in adult living facilities. There are numerous competitors larger in size than we are which have access to considerably greater financial resources. We rely on reputation and service to market our services.

GOVERNMENT REGULATION

GENERAL

      The Health Insurance Portability and Accountability Act of 1996 mandates the use of standard transactions, standard identifiers, security and other provisions by the end of year 2000. Regulations have been proposed to implement these requirements, and we are designing our applications to comply with the proposed regulations. However, until these regulations become final, possible changes in these regulations could cause us to use additional resources and lead to delays as we revise our operations.

      To our knowledge, and other than what we have described in this statement and other than occupational health and safety laws and labor laws which are generally applicable to most companies, our products are not subject to governmental regulation by any federal, state or local agencies that would affect the manufacture, sale or use of our products. We cannot, of course, predict what sort of regulations of this type may be imposed in the future, but we do not anticipate any unusual difficulties in complying with governmental regulations which may be adopted in the future.

      We have not incurred costs associated with environmental laws and do not anticipate such laws will have any significant effect on our future business.

TECHNOLOGY ASSISTED DISEASE MANAGEMENT SEGMENT

      Our CyberCare Technologies products are subject to regulation by the Food and Drug Administration ("FDA"). We filed for 510-K approval with the FDA in January 2000. Since we use vital signs measuring devices which are already approved by the FDA, we believe that obtaining this approval for our products will be accomplished within approximately 120 days from the time application was made. Complying with FDA regulations is time consuming, burdensome and expensive, and we could be delayed or prevented from introducing our CyberCare Technologies' products and services. This could have a material adverse affect on our business.

PHYSICAL THERAPY AND REHABILITATION SERVICES SEGMENT

      Our physical therapy and rehabilitation business are subject to extensive federal and state regulations related to fee limitations, quality control requirements and accounting and cost tracking requirements. These operations are subject to periodic review and inspection of facilities, patient records and billing policies which, if the applicable regulatory agency finds deficiencies, may result in reduction or stoppage of reimbursements and/or fines and penalties. Additionally, these operations are subject to severe restrictions relative to referrals from and compensation to physicians as provided by the Federal Stark rules and Florida Self-Referral rules. Violations of any of these rules can result in penalties and fines and some cases criminal sanctions.

INTERNATIONAL AIR AMBULANCE TRANSPORT SEGMENT

      Our air ambulance transport business is subject to significant federal and international government regulations relating to airline safety, capital requirements, licensing, maintenance, scheduling, and similar aspects of our operations. Due to the nature of aircraft operations, applicable regulations and our policy, we incur substantial expenses associated with the maintenance of our aircraft fleet. Although we believe that our current operations comply with applicable regulations, there can be no assurance that the subsequent adoption of laws or interpretations of existing laws will not regulate, restrict or otherwise adversely affect our business.

PHARMACEUTICAL SERVICES SEGMENT

      Our pharmacy business is also subject to extensive federal and state regulations, many of which are specific to pharmacies and the sale of over-the-counter drugs. Regulations in this area often require subjective interpretation, and we cannot be certain that our attempts to comply with these regulations will be deemed sufficient by the appropriate regulatory agencies. Violations of any of these regulations could result in various civil and criminal penalties, including suspension or revocation of our licenses or registrations, seizure of our inventory, or monetary fines, which could adversely affect our operations. As we expand our product and service offerings, more of our products and services will likely subject to regulation by the FDA, which regulates drug advertising and promotion. Complying with FDA regulations is time consuming, burdensome and expensive, and could delay our introduction of new products and services.

RISK FACTORS

THE HEALTHCARE INDUSTRY IS SUBJECT TO EXTENSIVE LAWS AND REGULATIONS, WHICH COULD IMPAIR OUR ABILITY TO CONDUCT BUSINESS.

      The healthcare industry in general and the medical ancillary service business in particular is subject to extensive federal, state and local regulation relating to licensure, conduct of operations, ownership of facilities, environment rules, pricing and reimbursement policies. Although we believe that our current operations comply with applicable regulations, we believe that the healthcare industry will continue to change, requiring us to modify our agreements and operations from time to time. While we believe that we will be able to structure our agreements and operations in accordance with applicable law, there can be no assurance that the subsequent adoption of laws or interpretations of existing laws will not regulate, restrict or otherwise adversely affect our business.

WE HAVE A HISTORY OF LOSSES AND A SUBSTANTIAL ACCUMULATED DEFICIT.

      To date we have been unable to generate revenue sufficient to be profitable on a consistent basis. Consequently, we have sustained substantial losses. Net losses for the years ended December 31, 1999 and 1998 were $10,808,451 and $7,380,953, respectively. As of December 31, 1999, we had working capital of $12,825,611, as compared to a working capital deficiency of $2,319,060 as of December 31, 1998. Accumulated deficit for the years ended December 31, 1999 and 1998 were $(38,451,795) and $(27,643,344), respectively.
There can be no assurance that we will ever achieve the level of revenues needed to be profitable in the future or, if profitability is achieved, that it will be sustained.

WE ARE A RAPIDLY EXPANDING COMPANY AND HAVE ALL OF THE RISKS ASSOCIATED WITH A GROWING COMPANY.

      We intend to grow through internal growth acquiring healthcare technologies and e-commerce businesses and developing strategic joint ventures. There can be no assurance that suitable acquisitions or joint venture partners will be available or that acquisitions or joint venture agreements can be negotiated on acceptable terms, or that the operations of acquired businesses can be integrated effectively into our operations. Competition for suitable acquisition candidates is expected to be intense and many of our competitors will have greater resources than we have. Our failure to implement our business strategy could have a material adverse effect on our financial performance and, moreover, the attendant risks of expansion could also have a material adverse effect on our business.

      Our recent acquisition, CyberCare Technologies is in the development stage and has incurred net losses to date due primarily to research, development and start-up costs. We expect it will continue to have losses in 2000, and will require a significant amount of capital to bring its products and services to market. There can be no assurance that CyberCare Technologies will be profitable in the future or that it can be successfully integrated into our operations. Our growth strategy is to give primary emphasis to this technology business and reduce the importance and/or eliminate our other business segments. This will result in significant additional demands on our infrastructure, and will place a significant strain on our management, administrative, operational, financial and technical resources, and increased demands on our systems and controls. Additional capital may be needed and there can be no assurance that we will be able to obtain sufficient resources to support CyberCare Technologies and future acquisitions and growth.

      The inability to continue to upgrade the operating and financial control systems, the emergence of unexpected expansion difficulties or failure to manage our proposed expansion properly could have a material adverse effect on our business, financial condition and results of operations. The laws and regulations applicable to financial arrangements in the healthcare industry are complex and may be subject to varying interpretations.

WE MAY NOT BE ABLE TO PROTECT OUR PATENTS AND PROPRIETARY TECHNOLOGY, WHICH COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS.

      Our ability to compete effectively in the healthcare technologies and e-commerce industry will depend on our success in developing and marketing our products and services and/or acquiring other suitable medical e-commerce businesses and protecting their proprietary technology, both in the United States and abroad. The patent positions of CyberCare Technologies generally involve complex legal and factual questions.

      We currently have an exclusive license for one patent issued and one pending with regard to our healthcare e-commerce technology. We intend to file for additional patents under our license agreement on products for which we feel the cost of obtaining a patent is economically reasonable in relation to the expected protection obtained and has economic benefit. There can be no assurances that any patent that we apply for will be issued, or that any patents issued will not be challenged, invalidated, or circumvented, or that the rights granted thereunder will provide any competitive advantage. We may incur substantial costs in defending any patent or license infringement suits or in asserting any patent or license rights, including those granted by third parties, the expenditure of which we might not be able to afford.

      Although we have and will continue to enter into confidentiality and invention agreements with our employees and consultants, there can be no assurance that such agreements will be honored or that we will be able to adequately protect our rights to our non-patented trade secrets and know-how. Moreover, there can be no assurance that other individuals or entities will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets and know-how.

IF WE ARE UNABLE TO ACQUIRE LICENSES TO USE PATENTS OR OTHER PROPRIETARY RIGHTS THAT ARE NECESSARY TO THE PRODUCTION AND DEVELOPMENT OF OUR PRODUCTS OR SERVICES, OUR BUSINESS MAY BE ADVERSELY EFFECTED.

      In addition, we may be required to obtain additional licenses, patents or other proprietary rights from third parties. There can be no assurance that any licenses required under any patents or proprietary rights would be made available on acceptable terms, if at all. If we do not obtain required licenses, we could encounter delays in product development or find that the development, manufacture, or sale of products requiring such licenses could be foreclosed. Additionally, we may, from time to time, support or otherwise collaborate in research conducted by universities and governmental research organizations. There can be no assurance that we will have or be able to acquire exclusive rights to the inventions or technical information derived from such collaborations or that disputes will not arise with respect to rights in derivative or related research programs conducted by us or such collaborators.

THE MARKETABILITY OF OUR EHC PRODUCTS IN THE UNITED STATES AND ELSEWHERE WILL BE MATERIALLY ADVERSELY AFFECTED IF WE DO NOT RECEIVE 510-K APPROVAL OF THESE PRODUCTS FROM THE FDA.

      In January 2000, we applied with the FDA for 510-K approval of our EHC products, which if granted, will allow us to market and sell our products in the United States. If we do not receive 510-K approval from the FDA, our ability to market and sell our EHC products in the United States and elsewhere will be materially adversely affected.


WE CANNOT GUARANTEE OUR PRODUCTS WILL BE FULLY DEVELOPED OR ACCEPTED BY THE MARKETS.

      Due to the early-stage development of our healthcare technology and e-commerce products and services, no assurance can be given that these products or services can be developed into commercial products, manufactured on a large scale or be economical to market. Nor can there be any assurance that these products or services will achieve or sustain market acceptance. There is, therefore, substantial risk that our product and service development and commercialization efforts will not prove to be successful.

      There can be no assurance that physicians, medical providers or the medical community in general will accept and utilize our products and services. The extent that, and rate of which, these products achieve market acceptance and penetration will depend on many variables including, but not limited to,

      o     a timely penetration of the market;
      o the establishment and demonstration in the medical community of the clinical safety;
      o     efficacy and cost-effectiveness of these products and services;
      o     the advantage of these products over existing technology;
      o     third-party reimbursements practices and our manufacturing; and
      o     quality control, marketing and sales efforts.

      There can be no assurance that the medical community and third-party payors will accept our technology or services to become commercially feasible. Similar risks will confront any other products and services we develop in the future. Failure of our products and services to gain market acceptance would have a material adverse effect on our business, financial condition, and results of operations.

OUR LIMITED MARKETING AND SALES RESOURCES COULD PREVENT US FROM EFFECTIVELY MARKETING OUR PRODUCTS AND SERVICES.

      We have limited internal marketing and sales resources and personnel. In order to market any products and services we may develop, we will have to expand our marketing and sales force with technical expertise and distribution capability, or outsource such duties to independent contractors or rely upon strategic partnership relationships. There can be no assurance that we will be able to establish sales and distribution capabilities or that we will be successful in gaining market acceptance for any products or services we may develop. There can be no assurance that we will be able to recruit and retain skilled sales, marketing, service or support personnel, that agreements with distributors will be available on terms commercially reasonable to us, or at all, or that our marketing and sales efforts will be successful.

      Failure to successfully establish a marketing and sales organization, whether directly or through third parties, would have a material adverse effect on our business, financial condition, cash flows, and results of operations. To the extent that we arrange with third parties to market our products or services, the success of such products and services may depend on the efforts of such third parties. There can be no assurance that any of our proposed marketing schedules or plans can or will be met.

THE NATURE OF OUR BUSINESS EXPOSES US TO PROFESSIONAL AND PRODUCT LIABILITY CLAIMS, WHICH COULD MATERIALLY ADVERSELY IMPACT OUR OPERATIONS.

      Our business and e-commerce technology exposes us to potential professional and product liability risks, which are inherent in such businesses and products. There can be no assurance that we will not be subjected to future claims and potential liability. While we plan to maintain insurance against professional and product liability and defense costs, there can be no assurance that claims against us arising with respect to our products or services will be successfully defended or that the insurance to be carried by us will be sufficient to cover liabilities arising from such claims. A successful claim against us in excess of our insurance coverage could have a material adverse effect on us. Furthermore, there can be no assurance that we will be able to continue to obtain or maintain liability insurance on acceptable terms.

THE LOSS OF CERTAIN MEMBERS OF OUR MANAGEMENT TEAM COULD MATERIALLY ADVERSELY AFFECT OUR BUSINESS.

      We will be dependent to a significant extent on the continued efforts and abilities of our Chairman, Michael Morrell, and other key employees. Notwithstanding our ownership of a one million dollar key-man life insurance policy on each of Mr. Morrell and our President, Mr. Paul C. Pershes, if we were to lose the services of either individual or other key employees before a qualified replacement could be obtained, our business could be materially adversely affected.

THERE IS ONLY A VOLATILE LIMITED MARKET FOR OUR COMMON STOCK.

      The market for our securities is highly volatile. The closing price of our common stock during 1999 has fluctuated widely. The stock markets have in general, and technology companies in particular, experienced extreme stock price volatility. It is likey that the price of our common stock will continue to fluctuate widely in the future.

FORWARD LOOKING STATEMENTS

      Some of the statements contained in this Form 10-KSB for Cyber-Care, Inc., discuss future expectations, contain projections of results of operations or financial condition or state other forward-looking information. All references to we, our, or us refers to Cyber-Care, Inc. or to Cyber-Care, Inc. and its consolidated subsidiaries, as applicable. These statements are subject to known and unknown risks, uncertainties, and other factors that could cause the actual results to differ materially from those contemplated by the statements. The forward-looking information is based on various factors and is derived using numerous assumptions. Important factors that may cause actual results to differ from projections include, for example:

      o the success or failure of management's efforts to implement their business strategy;

      o     our ability to protect our intellectual property rights;

      o     our ability to compete with major established companies;

      o     the effect of changing economic conditions;

      o     our ability to attract and retain quality employees; and

      o     other risks which may be described in future filings with the SEC.

ITEM 2.   DESCRIPTION OF PROPERTY

      We believe our various facilities are adequate to meet our current business needs, and that our properties are adequately covered by insurance.

      We lease approximately 7,300 sq. ft. of office space in Boynton Beach, Florida for our corporate offices at an average monthly net rental of $8,589 over the term of the lease. The lease expires in May 2004.

      CyberCare Technologies operated in leased space at the Advanced Technology Development Center which is located on the campus of the Georgia Institute of Technology in Atlanta, Georgia ("Georgia Tech"). The engineers at Georgia Tech who provide services for CyberCare Technologies are located at the Georgia Center for Advanced Telecommunications Technology where CyberCare Technologies also maintains a demonstration facility. We entered into a new lease for approximately 9,671 square feet of office space in Atlanta, Georgia. The lease is for five years and the monthly rental is approximately $10,000. Our sleep apnea business leases approximately 2,600 sq. ft. of space for its sleep disorder center in Tallahassee, Florida for a total net monthly rental of $3,007. The lease expires March 31, 2001.

      Our rehabilitation and therapy businesses lease approximately 142,500 sq. ft. of space for its 95 rehabilitation centers located throughout Florida for a total monthly net rental of approximately $125,915. The leases expire periodically through December 2003.

      Our air ambulance transport business leases office and hangar space in Clearwater, Florida at an average monthly net rental of $4,350 on a month-to-month basis and leases approximately 37,000 sq. ft. of office and hangar space in Denver, Colorado; Schenectady, New York; and Illinois for a total current net monthly rental of $16,218. The leases expire through June 30, 2002.

      Our pharmaceutical services business leases 15,000 square feet of office and warehouse space in Lakeland, Florida. The lease term is for five years with an option to renew for an additional five years and a monthly rental of approximately $5,100. The lease expires July 1, 2004.

ITEM 3.   LEGAL PROCEEDINGS

      We are not presently a party to any material litigation outside the ordinary course of business.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

                                     PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

       The following table sets forth the high and low reported sales prices per share of our common stock as reported on the Nasdaq SmallCap Market for the fiscal years ended December 31, 1999 and the fiscal years ended December 31, 1998.

                            FISCAL 1999
                            -----------
                                   HIGH    LOW
                                   -----   ----
                   First Quarter   $1.69   $.63
                   Second Quarter   2.38    .69
                   Third Quarter    2.38    .75
                   Fourth Quarter  11.19   1.69

                            FISCAL 1998
                            -----------
                                    HIGH   LOW
                                   -----  -----
                   First Quarter   $2.13  $1.25
                   Second Quarter   2.19   1.38
                   Third Quarter    1.88    .41
                   Fourth Quarter   1.00    .28

      On March 24, 2000, the last bid price of our common stock as reported on the Nasdaq SmallCap Market was $19. We believe that as of March 24, 2000, there were approximately 536 record owners of our common stock and 25,000 beneficial holders of our common stock.

      It is our present policy not to pay cash dividends and to retain future earnings to support our growth. Any payment of cash dividends in the future will be dependent upon the amount of funds legally available therefor, our earnings, financial condition, capital requirements and other factors that our board of directors may deem relevant. We do not anticipate paying any cash dividends in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

     The following information sets forth information for all securities sold from October 1, 1999 to present, without registration under the Act, that have not been reported in prior 10-QSBs.

      During 1999, pursuant to a private placement, we sold $7,345,000 of 10% subordinated convertible debentures (the "10% debentures") together with 3,672,500 three-year warrants at exercise prices ranging from $1.11-$1.50, with the majority at $1.25 per share. During 1999, $1,225,000 of the 10% convertible debentures were converted into shares of common stock. The 10% debentures had an outstanding balance of $6,120,000 at December 31, 1999. We believe the above transactions were exempt from registration pursuant to Section 4(2) of the Securities Act, as the issuances were to accredited investors, and since the transactions were non-recurring and privately negotiated.

     In December 1999, we, pursuant to a qualified investor placement
("QIP"), sold $14,325,000 of 10% subordinated convertible debentures together with 1,705,366 detachable warrants which are exercisable at $4.20 per share at any time within six years from the date of grant. The debentures are convertible at $3.50 per share and can be converted from date issued. The entire balance of these debentures was outstanding as of December 31, 1999.

     On February 28, 2000, we sold, through a QIP, received $11 million, less underwriters' fees, 500,000 shares of our common stock at $22 per share. We believe the above transaction was exempt from registration pursuant to Section 4(2) of the Securities Act, as the issuance was to one accredited investor, and since the transactions were non-recurring and privately negotiated.

     CYBR has entered into an agreement with the parent of SIIC Medical, Shanghai Industrial Holdings Inc. ("SIHL") (Hong Kong Main Board: 363) to sell to SIHL 1,500,000 shares of our common shares at $16.30 per share. CYBR, in turn, will purchase 7.7 million shares of SIHL at $1.96 US per share. We believe the above transaction was exempt from registration pursuant to Section 4(2) of the Securities Act, as the issuance was to an accredited investor, and since the transaction was non-recurring and privately negotiated.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

      Management's Discussion and Analysis of Financial Condition and Results of Operations is presented on the following pages. The principal purpose of this review is to provide the reader of the attached financial statements and accompanying footnotes with a detailed analysis of the financial results of Cyber-Care, Inc. ("Cyber-Care"). Among other things, this discussion provides commentary on Cyber-Care's history, business philosophies, and operations by business segment.

STRATEGY

      In August 1999, we acquired CyberCare, Inc. ("CyberCare Technologies") which was developing an Internet-based solution and interactive system providing EHC System products and network services to support remote delivery of care, patient monitoring and education to the United States and worldwide healthcare markets. We subsequently acquired certain assets of Help Innovations, Inc. which provided additional technology and an application and a library of computerized disease management protocols that will assist us in delivering services through the Internet.

     These acquisitions changed our overall business strategy. Previously, we focused our growth objectives on identifying companies that could be acquired at favorable prices which could be rolled up quickly with significant market penetration in the ancillary healthcare field. Accordingly, we identified the international air ambulance business and made two acquisitions resulting in our becoming the largest air ambulance business in the United States.

      We also identified the physical therapy and rehabilitation field as a target and acquired three companies resulting in our becoming the largest physical therapy and rehab company in Florida today.

      These business segments also provided us with the opportunity to identify customers for our EHC System and generate orders helping us become an international healthcare Internet based technology company focusing on our Electronic HouseCall System.

   We are currently reviewing and developing our long-term strategy with our Board of Directors to focus our energies on expanding our business as follows:

o Primary focus will be the development of the EHC system products and Internet technology services on a worldwide basis.

o Continue to operate the air ambulance business to increase revenues, profitability and create synergies for our technology business. We will look for an appropriate buyer, or spin off the company to existing shareholders when appropriate, retaining a relationship with the new company, to add value and revenue to our Internet based technology business.

o Continue to operate our physical therapy and rehabilitation operations through internal growth and acquisitions, while looking for an appropriate buyer or partner, or spin off the business to existing shareholders. The future of this business segment will be based on all factors, including fair market value of the business, ability to increase technology revenue by providing these services through our EHC System and optimizing shareholder value.

o Continue to operate our pharmacy business, find an appropriate company for our institutional pharmacy business and, if possible, enter into a strategic alliance to provide e-pharmacy business through our Electronic HouseCall System. We could eventually sell this business to the strategic partner.

     We believe that by concentrating on our Internet based technology operations and developing our businesses to maximize technology revenue and profitability, our management can focus its energies and resources on our technology business, retain and grow important healthcare relationships thereby increasing technology revenue and maximizing shareholder value.

SIGNIFICANT ACCOUNTING POLICIES

REVENUE

      We recognize revenue at the time the service is provided. Medicare and Medicaid reimbursements are recognized based on allowable charges. The difference between our established billing rates and contracted or anticipated reimbursement rates is recorded as a contractual allowance and offset against net sales. These revenues are subject to audit and retroactive adjustment by the respective Medicare and Medicaid fiscal intermediaries. We do not believe that retroactive adjustments, if any, would be material to our financial statements.

GOODWILL AND LICENSES

      We record goodwill at cost and amortize it using the straight-line method over twenty-five years.

      Licenses, which primarily consist of medical technology and other licenses, are recorded at cost and are amortized using the straight-line method over ten to seventeen years.

      We periodically evaluate the recovery of the carrying amount of intangibles by determining if any impairment indicators are present. These indicators include management's plans for the division, income derived from businesses acquired and other factors. If this review indicates that intangibles will not be recoverable, as principally determined based on the estimated undiscounted cash flows of the entity over the remaining amortization period, our carrying value of the intangibles is reduced by the amount the carrying value exceeds its fair value.

      During 1998, the board of directors reviewed the operations and the financial condition of its physician practice and our management consulting subsidiary and closed them in September 1998. As a result of this decision, management has written-off $2,354,476 of goodwill related to these companies.

INVESTMENT IN MARKETABLE EQUITY SECURITIES

      In 1999, we accounted for our investment in Westmark Group Holdings, Inc., a public company, on the cost method of accounting, since we reduced holdings below 20%. We have adjusted the investment to its fair market value as of December 31, 1999 and reflected an unrealized loss on marketable securities of $1,768,049, which is included in shareholder's equity.

      In 1998, we had a 21% investment in Westmark , and, accordingly accounted for the investment under the equity method of accounting in 1998. Under the equity method our share of the net income (loss) of Westmark is recognized as income (loss) in our statement of operations.

STOCK-BASED COMPENSATION

      Beginning in 1996, we implemented the provisions of SFAS 123, Accounting of Stock-Based Compensation, in accounting for stock-based transactions with non-employees and, accordingly, records compensation expense in the consolidated statements of operations for such transactions. We continue to apply the provisions of APB 25 for transactions with employees, as permitted by SFAS 123.

RESULTS OF OPERATIONS - CYBER-CARE CONSOLIDATED

COMPARISON OF THE RESULTS OF OPERATIONS FOR YEAR ENDED DECEMBER 31, 1999 AND
1998.

      Total revenue from operations increased 192% to $39,155,664 for the year ended December 31, 1999 from $13,430,969 for 1998, primarily driven by increases in all business segments resulting from acquisitions in the air ambulance and physical therapy and rehabilitation segments, internal growth from increased rates and miles flown in the air ambulance business and opening new locations in the physical therapy and rehabilitaion business.

      Cost of services, which includes payroll, materials and other expenses directly associated with our services increased by $15,427,821, from $5,553,257 in 1998 to $20,981,078 in 1999. As a percentage of revenues from operations, costs of services increased 278%. The increase resulted from acquisitions in the air ambulance, and physical therapy and rehabilitation segments and costs associated with internal growth.

      General and administrative expenses increased 65% to $13,739,200 for the year ended December 31, 1999 from $8,337,762 in 1998. The increase was due to increased costs associated with internal growth and acquisitions, which included operating additional locations of the air ambulance business, back office support staff and supervisory staff.

      Operating income (loss) increased to $1,490,275 for the year ended December 31, 1999 as compared to an operating loss of $1,764,914 for 1998, an increase of 184%. The results were driven by internal growth, acquisitions, and gain on sale of a subsidiary. The 1999 results were negatively affected by the development and startup costs of CyberCare Technologies in the amount of $3,862,765.

      Net loss increased to $10,808,451 for the year ended December 31, 1999 in comparison to $7,380,953 for 1998. The results were caused primarily the change for beneficial conversion feature of $8,572,247, interest expense and the development and startup cost of CyberCare Technologies in the amount of $3,862,765.


LIQUIDITY AND CAPITAL RESOURCES  -- CYBER-CARE

      Historically, we have financed our growth from the issuance of common stock and convertible debentures. In 1999, we raised approximately $21 million through debt and equity offerings, which we are using for working capital purposes. Our capital requirements in connection with our current business plan will continue to be significant through fiscal 2000. We had working capital of approximately $13 million, as of December 31, 1999. In February 2000, we completed an $11 million financing, which we intend to use for general working capital purposes in the CyberCare Technologies segment. In addition, we have credit facilities of approximately $5.25 million, for which approximately $2.0 million of excess borrowing base was available as of December 31, 1999.

      Since we do not generate sufficient revenues to fund our current operations internally, we will rely on debt or equity offerings in the future. We anticipate that our current working capital will provide sufficient liquidity through fiscal 2000. However, we can provide no assurance our ability to fund operations through fiscal 2000 will be shortened due to factors beyond our control, such as lower than expected revenues or increased expenses.

      As of December 31, 1999, we had current liabilities of approximately $11.4 million, which includes: (a) approximately $3.8 million which consists of three credit facilities, which accrue interest at rates between 8% and 11.5%; and (b) approximately $2.0 million which consists of the current portion of our long term notes payable. In addition, we will owe minimum payments on operating leases of approximately approximately $1.7 million during fiscal 2000. As of December 31, 1999, we had long term liabilities of approximately $27.6 million which includes: (a) approximately $11.5 million of notes payable and long-term debt, which mature through November 2003; and (b) approximately $15.8 million of convertible subordinated debentures, which may be converted to common stock at prices between $.50 and $3.50 per share.

Except for our line of credit, we have no commitment for additional financings or borrowings. We can provide no assurance that additional debt or equity financing will be undertaken, and if undertaken will be successful. Lower than expected earnings resulting from adverse conditions or otherwise, could restrict our ability to expand our operations, or otherwise fully execute our business plan.

      Our net cash flow from operating activities resulted in deficits of $3,640,082 and $3,862,280 for the year ended December 31, 1999 and 1998, respectively. The $222,198 decrease is due primarily to increase in operating income.

      Our net cash used in investing activities for the year ended December 31, 1999 was $2,980,728 as compared to net cash used in investing activities for the year ended December 31, 1998 of $1,120,748. This is due primarily to an increase in equipment purchases relating to aircraft.

      Our net cash flows from financing activities during the year ended December 31, 1999 increased by $12,906,684 or 307%, to $17,630,843 from
$4,724,159 during the year ended December 31, 1998. The increase was due primarily to private placement proceeds received during the year ended December 31, 1999, and net advances on a line of credit.


RESULTS OF OPERATIONS -- TECHNOLOGY ASSISTED DISEASE MANAGEMENT SEGMENT

      Technology assisted disease management segment had minimal revenue for the period. Technology assisted disease management segment has incurred operating losses of approximately $3,862,764 since acquisition.

RESULTS OF OPERATIONS - PHYSICAL THERAPY AND REHABILITATION SERVICES SEGMENT

      Physical therapy and rehabilitation's revenue increased 714%, or $8,167,672, to $9,311,297, from $1,143,625, driven by the acquisition of YGHN, effective October 15, 1998 and Carolina effective August 1, 1999, and internal growth.

      Cost of services, which includes payroll, medical supplies, and other expenses associated with increased revenue increased from $603,255, or 52% of revenue, in 1998 to $3,318,517, or 36% of revenue in 1999, 450% increase. The increase was primarily due to increases in revenue by internal growth and acquisitions. General and administrative expenses for the year ended December 31, 1999 were $4,961,693, or 53.2% of revenue, compared to $582,633 or 50% of revenue for 1998. The 2.3% increase in such expenses reflects additional overhead in regards to Carolina, which was a start up from the date of acquisition, and internal growth. Operating income increased 127.5% or $859,224 to $791,865 for the year ended December 31, 1999, from a prior year loss of $67,359, reflecting the acquisitions of YGHN, Carolina and internal growth.


RESULTS OF OPERATIONS - INTERNATIONAL AIR AMBULANCE TRANSPORT SEGMENT

      International air ambulance transport's revenue increased 195%, or $13,908,881, to $21,055,338 for the year ended December 31, 1999, from
$7,146,457 in 1998, driven by the acquisition of Air Response, effective March 1, 1999, and internal growth resulting from increased rates, utilization of aircraft and miles flown. Cost of services, which includes fuel, maintenance, payroll and other expenses directly associated with our services increased from $3,124,980, or 22% of revenues, in 1998 to $14,478,770, or 69% of revenues, in
1999. General and administrative expenses increased 20% to $2,906,379 for the year ended December 31, 1999 from $3,389,914 for the 1998 period. Net income increased 146.5% or $1,430,380 to $454,610 for the year ended December 31, 1999, reflecting the acquisition of Air Response, increased rates, and miles flown and decrease in overall operating costs, as a percentage of revenue, due to synergies.

RESULTS OF OPERATIONS - PHARMACY SEGMENT

      Pharmacy's revenue increased 83.5%, or $2,144,746, to $4,710,633 for the year ended December 31, 1999 compared to $2,565,887 for 1998. The increase reflects three additional months of activity over 1998 and substantial internal growth resulting from adding additional adult living facilities and customers. Cost of services, which includes pharmaceutical supplies, payroll, and other expenses directly associated with our services increased from $1,648,481, or 64.2% of revenue in 1998 to $3,074,446, or 65.2% of revenue, in 1999. General and administrative expenses for the year ended December 31, 1999 were $1,553,353, or 32.0% of revenue, compared to $869,200, or 33.9% of revenue, for 1998. Operating losses decreased 75%, or $10,759, to $3,514 for the year ended December 31, 1999, compared to $14,273 in 1998, reflecting increase in gross margins and decrease in operating costs as a percentage of revenue.

ITEM 7.  CONSOLIDATED FINANCIAL STATEMENTS

           The Company's consolidated financial statements and the reports of independent accountants thereon appear beginning on Page F-2. See index to consolidated financial statements on Page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          Ernst and Young, LLP was engaged, on June 1, 1999, as the Company's independent certified public accountants.

          Grant Thornton, LLP ("Grant Thornton") declined to stand for reelection as the Company's, (a Florida corporation), independent certified public accountants effective May 20, 1999.

          The decision to change accountants was approved by the Company's Board of Directors.

          Grant Thornton's report on the financial statements, for each of the last two years, contained no adverse opinion, disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles.

          There were no disagreements and no reportable events between the Company and Grant Thornton on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures in connection with the audits of the fiscal years ended December 31, 1998 and 1997 and for the interim through the date of resignation, May 20, 1999.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

      Our current directors and executive officers are as follows:

NAME                          AGE               POSITION
----                          ---               --------
Michael F. Morrell            57                Chairman of the Board,
                                                Chief Executive Officer, and
                                                Director

Paul C. Pershes               56                Director and President

Linda Moore                   46                Senior Vice President and
                                                Secretary

Arthur Kobrin                 38                Senior Vice President and
                                                Chief Accounting Officer

John Haines                   52                Director and Senior Vice
                                                President

Daniel Bivins, Jr.            43                Senior Vice President

Theodore J. Orlando           59                Director

Glen Barber                   49                Director

Robert Coleman                64                Director

Terry Lazar                   56                Director

Dana Pusateri                 46                Director

Louis R. Capece, Jr.          51                Director

      MICHAEL F. MORRELL has served as our chairman and chief executive officer since August 1996. From November 1995 to August 1996, Mr. Morrell was an independent consultant specialized in the field of corporate finance. From March 1994 to November 1995, Mr. Morrell served as president and a director of Westmark Group Holdings, Inc. From March 1984 through March 1994, Mr. Morrell founded and served as president of Nexus Leasing Corp. and Nexus Realty, entities involved in leasing and real estate investments. From 1966 to 1984, Mr. Morrell served in executive management positions with Reliance Group Holdings, a multi-billion dollar provider of insurance, leasing and other services.

      PAUL C. PERSHES has served as a director since August 1996 and as our president since May 1997. Before joining us, Mr. Pershes founded and served as an officer of Weinberg, Pershes & Company, P.A., an accounting firm, from July 1994 to May 1997. Before founding Weinberg, Pershes & Company, Mr. Pershes was a senior partner of the international accounting firm Laventhol and Horvath for 18 years, with extensive experience in healthcare.

      LINDA MOORE has served as our senior vice president and secretary since January 1996. From March 1994 through December 1995, Ms. Moore served as senior vice president and secretary of Westmark Group Holdings, Inc. From 1986 to 1994, Ms. Moore served as an executive officer of Moore Financial Services, Inc., a financial public relations firm she founded in 1986.

      ARTHUR KOBRIN has served as our senior vice president of financial operations and chief accounting officer since June 1997. From August 1987 to June 1997, Mr. Kobrin was employed by Weinberg, Pershes & Company, P.A.

      JOHN E. HAINES has served as senior vice president in charge of technology since September 1999, and has served as a director since August 1999. Mr. Haines has served as chairman, chief executive officer and president of our subsidiary, CyberCare, Inc., since its inception in October 1997. Mr. Haines founded C-Med Corporation, a telemedicine technology company in Atlanta, Georgia, in January 1994, and served as its chief executive officer from its inception until March 1995, when he became chief executive officer of Video Lan Technologies, Inc. Mr. Haines remained chief executive officer of Video Lan Technologies, Inc. until December 1995.

      DANIEL BIVINS, JR. has served as senior vice president and in house counsel since November 1999. Mr. Bivins was President of Federal Property Management Corporation and President of Horizon Holding Company from 1993 to 1999.

      THEODORE J. ORLANDO has served as a director since March 1997. In 1994, Mr. Orlando founded and is currently president of Barkus Capital Resources, Ltd., a real estate and securities investment company. From 1984 to 1994 he founded and served as chairman and chief executive officer of TJ Systems Corporation, a computer leasing company.

      GLEN BARBER has served as a director since April 1997. In 1988, Mr. Barber founded, and is currently president of New Age Communications, Inc., a master distributor of operator services. Since 1993, Mr. Barber has served as president and director of the Museum of Art in Tallahassee, Florida.

      ROBERT COLEMAN has served as an outside director since December 1999. Prior thereto, Mr. Coleman has been a private investor. Mr. Coleman was formerly an officer of Allan & Company, Inc., and a partner of Carlisle and Jacquelin, a member of the New York Stock Exchange.

      TERRY LAZAR has served as an outside director since April 1997. In 1977, Mr. Lazar founded, and is currently senior partner of, Lazar, DeThomasis, Sanders and Company, LLP, a full-service accounting firm specializing in healthcare and other industries.

      DANA PUSATERI has served as a director since January 1999. Mr. Pusateri founded IntegraCare, Inc. in 1988 and served as its chairman, chief executive officer and president, through November 1995. IntegraCare contracts with skilled nursing facilities, hospitals and home health agencies to provide physical, occupational and speech therapy services and owned outpatient clinics. In August 1995, IntegraCare completed a merger with Integrated Health Services, Inc. In December 1995, Mr. Pusateri left to pursue other consulting opportunities and in May 1997, Mr. Pusateri co-founded one of our subsidiaries, Your Good Health Network, Inc., and currently serves as its chief executive officer.

      LOUIS CAPECE, JR. has served as a director since March 1999 and president of one of our subsidiaries, Air Response, Inc., since its inception in 1986. From 1982 to 1997, Mr. Capece was president of Response Medical, a ground ambulance company, which serviced a large portion of upstate New York with emergency ambulance and invalid coach service.

      Our officers are appointed annually by the board of directors and serve at the discretion of the Board. Our directors hold office until the next annual meeting of shareholders and until their successors have been duly elected and qualified. Messrs. Barber, Lazar, and Pershes are members of the audit committee and Messrs. Lazar, Orlando, Pusateri and Pershes are members of the compensation committee. Michael Morrell and Linda Moore are husband and wife. There are no other family relationships among any of our directors and executive officers.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

      Section 16(a) of the Securities Exchange Act of 1934 requires our officers, directors, and persons who own more than ten percent of our common stock, to file with the SEC initial reports of ownership on Form 3 and reports of changes in ownership of our common stock and other equity securities on Form 4 and/or Form 5. To our knowledge, based solely on review of the copies of such reports furnished to us, and representations that no other reports were required, during the fiscal year ending December 31, 1999, all Section 16(a) filing requirements were complied with except that reports for the following executive officers and directors were not filed in a timely manner in the years indicated:

      Glen Barber failed to timely file three Form 4s reporting nine transactions during 1999 and two Form 5s reporting two transactions in 1997 and one transaction occurring in 1998. Mr. Barber reported the above transactions and one other transaction on a Form 5 filed late on March 23, 2000. Daniel Bivins failed to timely file a Form 3 upon becoming a executive officer in November of 1999. Mr. Bivins reported his holdings on a Form 5 filed late on March 23, 2000. Louis Capece failed to timely file a Form 3 upon becoming an executive officer in March 1999. Mr. Capece reported his holdings on a Form 5 filed late on March 23, 2000. Robert Coleman failed to timely file a Form 3 upon becoming an executive officer in December 1999. Mr. Coleman reported his holdings on a Form 5 filed late on March 23, 2000. John Haines failed to timely file a Form 3 upon becoming an executive officer and director in September 1999. Mr. Haines reported his holdings on a Form 5 filed late on March 23, 2000. Arthur Kobrin failed to timely file two Form 4s reporting five transactions, and one Form 5 reporting one transaction. Mr. Kobrin reported these six transactions, and one other transaction, on a Form 5 filed late on March 23, 2000. Terry Lazar failed to timely file a Form 4 reporting one transaction in 1999, a Form 5 reporting one transaction in 1998, and a Form 5 reporting two transactions in 1997. Mr. Lazar reported the above transactions and five other transactions, three of which occurred in December, on a Form 5 filed late on March 23, 2000. Linda Moore failed to timely file two Form 4s reporting six transactions occurring in 1999, a Form 5 reporting one transaction in 1997, and a Form 5 reporting one transaction in 1998. Ms. Moore reported the above transactions and two other transactions on a Form 5 filed late on March 23, 2000. Michael Morrell failed to timely file two Form 4s reporting seven transactions occurring in 1999, a Form 5 for one transaction occurring in 1998, and a Form 5 for one transaction occurring in 1997. Mr. Morrell reported the above transactions and one other transaction on a Form 5 filed late on March 23, 2000. Theodore Orlando failed to timely file three Form 4s reporting six transactions occurring in 1999, a Form 5 reporting two transactions in 1997, and a Form 5 reporting one transaction in 1998. Mr. Orlando reported the above transactions and two other transactions on a Form 5 filed late on March 23, 2000. Paul Pershes failed to timely file three Form 4s reporting eleven transactions, and one Form 5 reporting one transaction occurring in 1997. Mr. Pershes reported the above transactions and two other transactions on a Form 5 filed late on March 30, 2000. Dana Pusateri failed to timely file two Form 4s reporting two transactions occurring in 1999, and a Form 5 reporting one transaction occurring in 1998. Mr. Pusateri reported the above transactions and one other transaction on a Form 5 filed late on March 23, 2000.

ITEM 10.  EXECUTIVE COMPENSATION

      The following table displays information concerning compensation paid or accrued for the fiscal year ended December 31, 1997, 1998 and 1999, for the benefit of our named executive officers. Each of the named executive officers received other personal benefits in amounts less than 10% of their total annual salary and bonus.

                          SUMMARY OF COMPENSATION TABLE

                                    ANNUAL COMPENSATION                   LONG TERM COMPENSATION AWARDS
                           -------------------------------------- ------------------------------------------------
       NAME & PRINCIPAL                                            RESTRICTED STOCK      SECURITIES UNDERLYING       ALL OTHER
           POSITION           YEAR      SALARY ($)       BONUS($)      AWARD(S)             OPTIONS/WARRANTS       COMPENSATION ($)
-------------------------- --------- ----------------- ---------- -------------------- --------------------------- ----------------
Michael F. Morrell            1999       $225,526                                               1,000,000
                              1998       $160,000                                                 600,000
                              1997       $173,461                                               1,500,000

Paul C. Pershes               1999       $198,077                                                 400,000
                              1998       $153,462                                                 500,000
                              1997       $104,808                                               1,437,000

Linda Moore                   1999       $117,884                                                 350,000
                              1998         85,577                                                 150,000
                              1997         95,000                                                  75,000

Arthur Kobrin                 1999       $111,634                                                 100,000
                              1998         85,346                                                 150,000
                              1997         42,000                                                 100,000

Louis Capece                  1999       $150,115                                                 100,000

      Mr. Morrell was granted in January 1997, 1,175,000 ten-year options to purchase common stock at $.50 per share, all of which have vested, under an employee agreement. Mr. Morrell exercised 1,000,000 of those options in February 1998. In November 1997, the board of directors granted Mr. Morrell 300,000 ten-year options to purchase common stock at $1.25 a share, all of which have been exercised. In February 1998, the board of directors granted Mr. Morrell 600,000 ten-year options to purchase common stock $1.25 a share, 400,000 of which have been exercised. In September 1999, the board of directors granted Mr. Morrell, 1,000,000 five-year options to purchase common stock at $1.00 per share, all of which have been exercised.

      Mr. Pershes was granted in January 1997, 1,175,000 ten-year options to purchase common stock at $.50 per share, all of which have vested, under an employee agreement. Mr. Pershes exercised 1,000,000 of those options in February 1998. In November 1997, the board of directors granted Mr. Pershes 250,000 ten-year options to purchase common stock at $1.25 a share, all of which have been exercised. In February 1998, the board of directors granted Mr. Pershes 500,000 ten-year options to purchase common stock at $1.25 a share, 333,334 of which have been exercised. In September 1999, the board of directors granted Mr. Pershes, 400,000 five-year options to purchase common stock at $1.00 per share, 200,000 of which have been exercised.

      Mr. Kobrin was granted in January 1997, 100,000 ten-year options to purchase common stock at $1.48 per share, all of which have vested, under an employee agreement. Mr. Kobrin exercised all 100,000 of those options in September 1999. In February 1998, the board of directors granted Mr. Kobrin 150,000 ten-year options to purchase common stock at $1.25 a share, 125,000 of which have been exercised. In September 1999, the board of directors granted Mr. Kobrin, 100,000 five-year options to purchase common stock at $1.00 per share, 50,000 of which have been exercised.

      Linda Moore was granted 100,000 ten-year options to purchase common stock at $.50 per share, all of which have vested, under an employee agreement entered into. Ms. Moore has exercised all 100,000 of those options. In February 1998, the board of directors granted Ms. Moore 150,000 ten-year options to purchase common stock at $1.25 a share, 125,000 of which have been exercised. In September 1999, the board of directors granted to Ms. Moore 350,000 five-year options to purchase common stock at $1.00 per share, 175,000 of which have been exercised.

      Louis R. Capece, Jr. was granted in September 1999 five-year options to purchase 100,000 shares of common stock at $1.00 per share of which 50,000 have vested, and the remainder vest annually over a two year period.

EMPLOYMENT AGREEMENTS

      AGREEMENT WITH MICHAEL MORRELL

      In January 1997, we entered into an employment agreement with Michael Morrell ending January 2002, which currently provides for an annual salary of $250,000, grants 1,175,000 stock options at $.50 per share, and provides for the payment of normal business expenses. Mr. Morrell's base salary may be increased at the discretion of the board of directors. The employment agreement provides for a bonus to be determined by the board of directors.

      AGREEMENT WITH PAUL PERSHES

      In January 1997, we entered into an employment agreement with Paul C. Pershes expiring in January 2002, which currently provides for an annual salary of $200,000. Mr. Pershes' base salary may be increased at the discretion of the board of directors. The employment agreement provides for a bonus as well as the issuance of options to purchase common stock, as determined by the board of directors.

      AGREEMENT WITH ARTHUR KOBRIN

      In June 1997, we entered into an employment agreement with Arthur Kobrin, expiring in June 2001, which currently provides for an annual salary of $125,000. Mr. Kobrin's base salary may be increased at the discretion of the board of directors. The employment agreement provides for a bonus as well as the issuance of options to purchase common stock, as determined by the board of directors.

      AGREEMENT WITH LINDA MOORE

      In November 1996, we entered into an employment agreement with Linda Moore expiring in November 2001, which currently provides for an annual salary of $150,000. Ms. Moore's base salary may be increased at the discretion of the board of directors. The employment agreement provides for a bonus as well as the issuance of options to purchase common stock, as determined by the board of directors.

      AGREEMENT WITH JOHN HAINES

      In July 1999, we entered into an employment agreement with John Haines as senior vice president in charge of technology and effective September 1, 1999 as president of our subsidiary, CyberCare, Inc. The agreement expires in July 2002 and provides for an annual base salary of $175,000. The employment agreement provides for a bonus as well as the issuance of options to purchase common stock, as determined by the board of directors. The employment agreement includes a covenant not to compete during the term of the agreement and for a two-year period thereafter in the United States. Mr. Haines' base salary may be increased at the discretion of the board of directors.

      AGREEMENT WITH LOUIS R. CAPECE, JR.

      In March 1999, we entered into an employment agreement with Louis R. Capece, Jr. as President and Chief Executive Officer of Air Response. The agreement expires in March 2004 and provides for an annual base salary of $175,000. The employment agreement provides for issuance of nonqualified stock options, based on specified future events as defined in the employment agreement. The employment agreement includes a covenant not to compete during the term of the agreement and for a two-year period thereafter in the United States. Mr. Capece's base salary may be increased at the discretion of the board of directors.

      The following tables show, as to the named executive officers, certain information concerning stock options:

                            OPTION GRANTS DURING 1999

                                      PERCENT OF
                        NUMBER OF   TOTAL OPTIONS   EXERCISE
                        SECURITIES    GRANTED TO     OR BASE
                        UNDERLYING    EMPLOYEES      PRICE     EXPIRATION
      NAME               OPTIONS    IN FISCAL YEAR   ($/SH)       DATE
      ----              ----------  --------------  --------   ----------
Michael F. Morrell      1,000,000       19.5%         $1.00     9/7/04

Paul C. Pershes           400,000        7.8%         $1.00     9/7/04

Linda Moore               350,000        6.8%         $1.00     9/7/04

Louis R. Capece, Jr.      100,000        1.9%         $1.00     9/7/04

Arthur Kobrin             100,000        1.9%         $1.00     9/7/04


With respect to the options granted to the officers described immediately above:

    AGGREGATED OPTIONS EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION VALUES

                       SHARES ACQUIRED ON         VALUE      NUMBER OF SECURITIES UNDERLYING    VALUE OF UNEXERCISED IN THE MONEY
            NAME             EXERCISE            REALIZED    UNEXERCISED OPTIONS AT FY-END (#)                OPTIONS
            ----       ------------------        --------    ---------------------------------   ---------------------------------
                                                               EXERCISABLE     UNEXERCISABLE      EXERCISABLE        UNEXERCISABLE
Michael Morrell                2,097,000                            420,000            175,000      $3,455,850         $1,422,750
Paul  C. Pershes                 808,334            -               341,666            200,000      $2,823,578         $1,626,000
Linda Moore                    2,097,000            -               420,000            175,000      $3,455,850         $1,422,750
Louis R. Capece, Jr.                   -            -                50,000             50,000        $406,500           $406,500
Arthur Kobrin                    200,000            -                35,000             50,000        $289,550           $406,500

Mr. Morrell and Ms. Moore are married and under the rules of beneficial ownership we have combined their securities.

      The table above includes both warrants and options. The value of unexercised in-the-money warrants and options was computed based on the differences between the closing market price of $9.13, as of Friday, December 31, 1999, and the aggregate exercise prices of the warrants and options.

COMPENSATION OF DIRECTORS

      We have paid no direct or indirect remuneration, nor is any currently payable by us, to the directors in their capacity as directors other than the granting of stock options and $1,000 for each meeting attended in person. We expect that, during the next twelve months, we will not pay any direct or indirect remuneration to any directors of ours in their capacity as directors other than in the form of stock option grants or the reimbursement of expenses of attending directors' or committee meetings.

      The following table shows all compensation paid to outside directors:

                             CASH COMPENSATION                                                         SECURITY GRANTS
                       -----------------------------                                       --------------------------------------
                                                                         CONSULTING                                 NUMBER OF
                                                        MEETING         FEE / OTHER         NUMBER OF         SECURITIES UNDERLYING
           NAME            ANNUAL RETAINER FEE ($)      FEES ($)          FEES ($)         SHARES (#)            OPTIONS/SARS (#)
           ----        -----------------------------    --------          --------         ----------            ----------------
Terry Lazar                           -                      3,000           -                  -                      275,000

Glen Barber                           -                      3,000           -                  -                      125,000

Theodore J. Orlando                   -                      1,000           -                  -                      275,000

      The board of directors had 13 meetings during 1999, of which 11 were telephonic meetings. Outside directors receive $1,000 for each meeting they attend, up to a maximum of $5,000. Both inside and outside directors may be awarded stock options for other meetings and work performed.

LIMITATION OF DIRECTORS' LIABILITY

      Our amended and restated articles of incorporation eliminate, to the fullest extent permitted by Florida law, the personal liability of our directors for monetary damages for breaches of fiduciary duty. However, our amended and restated articles of incorporation do not provide for the elimination or limitation of the personal liability of a director for acts or omissions that involve intentional misconduct, fraud, or a knowing violation of the law, or unlawful corporate distributions. These provisions will limit the remedies available to the stockholder who is dissatisfied with a decision of the board of directors protected by these provisions, and the stockholder's only remedy may be to bring a suit to prevent the action of the board. This remedy may not be effective in many situations because stockholders are often unaware of a transaction or an event before the board's action. In these cases, our stockholders and our Company could be injured by a board's decision and have no effective remedy.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The table below displays, as of March 24, 2000, the beneficial ownership of our common stock by

      o     our directors;

      o     our named executive officers;

      o     the holders of five percent or more of our common stock; and

      o     our directors and officers as a group.

                                                       NUMBER OF SHARES OF                                   PERCENTAGE
NAME                                             COMMON STOCK BENEFICIALLY OWNED                              OF CLASS
----                                             -------------------------------                            -------------
Michael F. Morrell                                                3,834,290                                       6.6%

Paul C. Pershes                                                   2,282,200                                       4.0%

Linda Moore                                                       3,834,290                                       6.6%

Arthur Kobrin                                                       342,882                                 less than 1%

John Haines                                                       2,150,666                                       3.7%

Theodore J. Orlando                                                 362,500                                 less than 1%

Terry Lazar                                                         532,500                                       1%

Glen Barber                                                         362,500                                 less than 1%

Dana Pusateri                                                     1,248,533                                       2.1%

Louis R. Capece, Jr.                                              3,143,334                                       5.5%

Robert Coleman                                                       62,500                                 less than 1%

All Directors and Officers as a
group (11 persons)                                               14,321,905                                      24.0%

      The business address of each of the beneficial owners is 1903 S. Congress Ave., Suite 400, Boynton Beach, Florida 33426.

      We have determined beneficial ownership following the rules of the SEC. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, we have included the shares of common stock subject to options and warrants held by that person that are currently exercisable or will become exercisable within 60 days after March 30, 2000, but we have not included those shares for purposes of computing the percentage ownership of any other person. We have assumed, unless indicated below that the persons and entities named in the table have sole voting and investment power for all shares beneficially owned subject to applicable community property laws.

      The shares of common stock beneficially owned by Mr. Morrell and Ms. Moore include 1,000,000 shares received in 1998 and 1,750,000 shares in 1999 upon the exercise of an option at aggregate exercise prices of $2,450,000. Upon the exercise of that option, Mr. Morrell issued to Cyber-Care promissory note for the purchase price, at the following terms: (1) repayment of principal with interest at the Federal applicable rate, (2) pledge of the shares as collateral security for repayment of the loan, and (3) repayment of the principal and interest upon the earlier to occur of the sale of the shares or 2004. In February 2000, Mr. Morrell repaid $500,000 of the note by tendering 25,000 common shares to CyberCare in a cashless exercise.

      The shares of common stock beneficially owned by Mr. Pershes include 1,000,000 shares received in 1998 and 808,334 shares in 1999 upon the exercise of options to purchase shares of common stock at aggregate exercise prices of

$1,466,668. Upon the exercise of that option, Mr. Pershes issued Cyber-Care a promissory note in payment for the shares, which note contained the following terms: (1) repayment of principal with interest at the Federal applicable rate,
(2) pledge of the shares as collateral security for repayment of the loan, and
(3) repayment of the principal and interest upon the earlier to occur of the sale of the shares or 2004. In February 2000, Mr. Pershes repaid $500,000 of the note by tendering 25,000 common shares to CyberCare in a cashless exercise.

      The shares of common stock beneficially owned by Mr. Kobrin include 75,000 shares received in 1998 and 200,000 shares in 1999 upon the exercise of options to purchase shares of common stock of aggregate exercise prices of $354,250. Upon the exercise of that option, Mr. Kobrin issued Cyber-Care a promissory note in payment for the shares, which note contained the following terms: (1) repayment of principal with interest at the Federal applicable rate, (2) pledge of the shares as collateral security for repayment of the loan, and (3) repayment of the principal and interest upon the earlier to occur of the sale of the shares or 2004. In February 2000, Mr. Kobrin repaid $93,750 of the note by tendering 4,688 common shares to Cyber-Care in a cashless exercise.

      The beneficial ownership of the persons in the table above includes the following options or warrants to purchase shares of our common stock that are currently exercisable or may be exercised by the person within 60 days of March 30, 2000:


             SECURITIES EXERCISABLE WITHIN 60 DAYS OF MARCH 30, 2000

                                                     OPTIONS/
                                                     WARRANTS
                                                     ---------
           Michael Morrell .........................  420,000
           Paul Pershes.............................  341,666
           Linda Moore .............................  420,000
           Arthur Kobrin............................   35,000
           John Haines .............................   50,000
           Ted Orlando .............................  362,500
           Terry Lazar .............................  362,500
           Glen Barber .............................  362,500
           Dana Pusateri ...........................  275,000
           Louis Capece ............................   50,000
           Robert Coleman ..........................   62,500

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Except as discussed in Item 11 and $79,937 loans made to Louis Capece Jr., there were no transactions, or series of transactions, during fiscal 1998 or 1999, nor are there any currently proposed transactions, or series of transactions, to which we are a party, in which the amount exceeds $60,000, and in which to our knowledge any director, executive officer, nominee, five percent or greater shareholder, or any member of the immediate family of any of the foregoing persons, have or will have any direct or indirect material interest.


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)    The following exhibits are to be filed as part of this Form 10-KSB:


EXHIBIT NO.       IDENTIFICATION OF EXHIBIT
-----------       -------------------------
2.1               Stock Exchange Agreement between Medical Industries of
                  America, Inc. and CyberCare, Inc. Previously filed as an exhibit to a Form 8-K dated July 15, 1999.

EXHIBIT NO.       IDENTIFICATION OF EXHIBIT
-----------       -------------------------
3.1               Amended and Restated Articles of Incorporation. Incorporated
                    by reference from the exhibit with the same reference number in our Registration Statement.

3.2               Amended and Restated Bylaws. Incorporated by reference from the exhibit with the same reference number in our Registration Statement.

3.3               Articles of Amendment to the Articles of Incorporation.
                    Previously filed as an exhibit, with the same reference number, to our Registration Statement on Form S-3, which was filed on February 11, 2000.

4.1               Investment Agreement. Previously filed as an exhibit, with the same reference number, to our Registration Statement on Form SB-2 filed on November 30, 1999.

4.2               Registration Rights Agreement. Previously filed as an exhibit, with the same reference number, to our Registration Statement on Form SB-2 filed on November 30, 1999.

4.3               Escrow Agreement and Instructions. Previously filed as an
                    exhibit, with the same reference number, to our Registration Statement on Form SB-2 filed on November 30, 1999.

4.4               Warrant to Purchase Common Stock of Medical Industries of
                    America, Inc. ("N" Shares). Previously filed as an exhibit, with the same reference number, to our Registration Statement on Form SB-2 filed on November 30, 1999.

4.5               Warrant to Purchase Common Stock of Medical Industries of
                    America, Inc. ("425,000" Shares) . Previously filed as an exhibit, with the same reference number, to our Registration Statement on Form SB-2 filed on November 30, 1999.

4.6               Letter to Corporate Stock Transfer. Previously filed as an exhibit, with the same reference number, to our Registration Statement on Form SB-2 filed on November 30, 1999.

4.7               Agreement. Previously filed as an exhibit, with the same
                    reference number, to our Registration Statement on Form SB-2 filed on November 30, 1999.

4.8               Acknowledgement. Previously filed as an exhibit, with the same reference number, to our Registration Statement on Form SB-2 filed on November 30, 1999.

10.1              Form of Indemnification Agreement between the Registrant and each of its directors and certain executive officers. Incorporated by reference from the exhibit with the same reference number in our Registration Statement.

10.2              Form of agreement between the Company and its client
                    hospitals. Incorporated by reference from the exhibit with the same reference number in our Registration Statement.

10.15             Employment Agreement - Michael Morrell. Previously filed as an exhibit, with the same reference number, to our Annual Report on Form 10-KSB for the year ended December 31, 1996.

10.16             Employment Agreement - Arthur Kobrin. Previously filed as an exhibit, with the same reference number, to our Annual Report on Form 10-KSB for the year ended December 31, 1997.

10.17             Employment Agreement - Linda Moore. Employment Agreement..
                    Previously filed as an exhibit, with the same reference number, to our Annual Report on Form 10-KSB for the year ended December 31, 1997.

EXHIBIT NO.       IDENTIFICATION OF EXHIBIT
-----------       -------------------------
10.18             Share Exchange Agreement between MIOA Acquisition Company I,
                    Inc. and Global Air Rescue, Inc. Previously filed as an exhibit, with the same reference number, to a Form 8-K dated January 6, 1998.

10.19             Share Exchange Agreement between MIOA Acquisition Company I,
                    Inc. and Global Air Charter, Inc. Previously filed as an exhibit, with the same reference number, to a Form 8-K dated January 6, 1998.

10.20             Share Exchange Agreement between MIOA Acquisition Company I,
                    Inc. and Clearwater Jet Center, Inc. Previously filed as an exhibit, with the same reference number, to a Form 8-K dated January 6, 1998.

10.22             Employment Agreement by and between Medical Industries of
                    America, Inc. and John E. Haines. Previously filed as an exhibit to a Form 8-K dated July 15, 1999.

10.23             Amendment No. 1 to the Employment Agreement by and between
                    Medical Industries of America, Inc. and John E. Haines. Previously filed as an exhibit to a Form 8-K dated July 15, 1999.

10.24             Agreement of Purchase and Sale by and between HELP
                    Innovations, Inc., HELP Innovations Acquisition Corp., Inc., Cyber-Care, Inc. and Linda L. Roman and Innovative Health of Kansas, Inc. Previously filed as an exhibit, with the same reference number, to our Registration Statement on Form S-3, which was filed on February 11, 2000.

10.25             Agreement and Plan of Merger by and among Medical Industries of America, Inc., MIOA Acquisition Company IV, Inc., Your Good Health Network, Inc., and Dr. David Vastola, Dana Pusateri, Dr. Martin Santiago, Juan Cocuy, Irma Espinoza, Randy Davis, Elaine Callendrillo, Lydia Torregrosa-Greber, Richard Hoffman and Eric Conn. Previously filed as an exhibit, with the same reference number, to our Registration Statement on Form S-3, which was filed on February 11, 2000.

16                Acknowledgement letter from Grant Thornton LLP regarding its resignation as the Company's independent public accountants
                    (1).

21.1              List of Subsidiaries. Filed herewith.

                 (b) There have been no reports filed on Form 8-K other than the item referenced in Exhibit 16 above.

(1) Form 8-K filed with the Commission on May 26, 1999.

                                   SIGNATURES


      In accordance with the Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATED:   April 3, 2000              CYBER-CARE, INC.

                                    By: //s// PAUL C. PERSHES
                                              Paul C. Pershes
                                              President and Director


      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


       SIGNATURE                          TITLE                        DATE
       ---------                          -----                        ----


//s// MICHAEL F. MORRELL            Chairman, Director,           April 3, 2000
Michael F. Morrell                  Chief Executive Officer


//s// ARTHUR KOBRIN                 Senior Vice President         April 3, 2000
Arthur Kobrin                       of Financial Operations


//s// LINDA MOORE                   Senior Vice President and     April 3, 2000
Linda Moore                         Secretary


//s// JOHN HAINES                   Senior Vice President and     April 3, 2000
John Haines                         Director


//s// LOUIS R. CAPECE, JR.          Director                      April 3, 2000
Louis R. Capece, Jr.


//s// GLEN BARBER                   Director                      April 3, 2000
Glen Barber


//s// TED ORLANDO                   Director                      April 3, 2000
Ted Orlando


//s// DANA PUSATERI                 Director                      April 3, 2000
Dana Pusateri


//s// TERRY LAZAR                   Director                      April 3, 2000
Terry Lazar


//s// ROBERT COLEMAN                Director                      April 3, 2000
Robert Coleman

                                CYBER-CARE, INC.
                       Medical Industries of America, Inc.
                   Index to Consolidated Financial Statements

                                                                       PAGE
                                                                       ----
Reports of Independent Certified Public Accountants.................... F-2-F-2A

Consolidated Balance Sheets............................................ F-3

Consolidated Statements of Operations.................................. F-5

Consolidated Statements of Shareholders' Equity........................ F-6

Consolidated Statements of Cash Flows.................................. F-7

Notes to Consolidated Financial Statements............................. F-9

                             REPORT OF INDEPENDENT
                          CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors
Cyber-Care, Inc.

We have audited the accompanying consolidated balance sheet of Cyber-Care, Inc. and subsidiaries as of December 31, 1999, and the related consolidated statements of operations, shareholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cyber-Care, Inc. and subsidiaries at December 31, 1999, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with accounting priniciples generally accepted in the United States.

Ernst & Young LLP
West Palm Beach, FL
February 24, 2000

                          [GRANT THORNTON LETTERHEAD]

                              REPORT OF INDEPENDENT
                          CERTIFIED PUBLIC ACCOUNTANTS



Board of Directors
Cyber-Care, Inc.


We have audited the accompanying consolidated balance sheet of Cyber-Care, Inc. F/K/A Medical Industries of America, Inc. and subsidiaries as of December 31, 1998, and the related consolidated statements of operations, shareholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cyber-Care, Inc. F/K/A Medical Industries of America, Inc. and subsidiaries as of December 31, 1998 and the consolidated results of their operations and their consolidated cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.


/s/ Grant Thornton

Weston, Florida
March 26, 1999

                                      F-2A

                                CYBER-CARE, INC.
                           CONSOLIDATED BALANCE SHEETS
                                  DECEMBER 31,


                                     ASSETS

                                                      1999             1998
                                                  ------------     ------------
CURRENT ASSETS
  Cash and cash equivalents ....................  $ 11,758,607     $    698,574
  Accounts receivable - net ....................     5,850,513        3,307,196
  Proceeds due from escrow agent ...............     5,142,895             --
  Inventories of medical supplies ..............       327,380           97,219
  Prepaid expenses and other current assets ....     1,186,911          677,285
                                                  ------------     ------------

      Total current assets .....................    24,266,306        4,780,274
                                                  ------------     ------------
PROPERTY AND EQUIPMENT
  Aircraft and related equipment ...............    21,194,642        9,297,415
  Medical equipment ............................       774,328          456,748
  Furniture, office and transportation equipment     1,424,884          858,428
  Property and improvements ....................       407,812          258,642
                                                  ------------     ------------
                                                    23,801,666       10,871,233

  Less accumulated depreciation and amortization    (2,927,793)      (1,241,136)
                                                  ------------     ------------

      Net property and equipment ...............    20,873,873        9,630,097
                                                  ------------     ------------
OTHER ASSETS
  Investment in equity securities ..............       655,580        2,863,840
  Goodwill, net of accumulated amortization of
   $501,370 and $179,171, at December 31, 1999
   and 1998, respectively ......................     7,463,791        8,338,972
  Deferred costs ...............................     6,456,579          432,685
  Licenses, net of accumulated amortization of
   $451,221 and $58,824, at December 31, 1999
   and 1998, respectively ......................    13,493,610          941,176
  Other assets .................................       648,776          332,470
                                                  ------------     ------------

      Total other assets .......................    28,718,336       12,909,143
                                                  ------------     ------------

          TOTAL ASSETS .........................  $ 73,858,515     $ 27,319,514
                                                  ============     ============

                             SEE ACCOMPANYING NOTES

                                CYBER-CARE, INC.
                           CONSOLIDATED BALANCE SHEETS
                                  DECEMBER 31,

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                  1999            1998
                                                              ------------     ------------
CURRENT LIABILITIES

Accounts payable .........................................    $  2,995,720     $  2,080,663
Accrued expenses .........................................       1,464,586          967,528
Lines of credit ..........................................       3,781,592        1,789,827
Current maturities of notes payable and
  long-term debt .........................................       2,030,215        1,827,835
Current maturities of capital lease obligations ..........          27,558           39,497
Current maturities of subordinated debentures ............         367,500          125,000
Net liabilities of discontinued operations ...............         773,524          268,984
                                                              ------------     ------------

      Total current liabilities ..........................      11,440,695        7,099,334

Subordinated debentures ..................................            --            367,500
 Notes payable and long-term debt, less current
   maturities ............................................      11,584,010        5,956,267
Convertible subordinated debentures, net of
  discounts of $4,617,416 and $0 for the  years
  ended December 31, 1999 and 1998, respectively .........      15,827,584        3,000,000
Capital lease obligations, less current
   maturities ............................................          55,080           19,948

Other long-term liabilities ..............................         155,074          379,639
                                                              ------------     ------------
      Total liabilities ..................................      39,062,443       16,822,688
                                                              ------------     ------------

COMMITMENTS
SHAREHOLDERS' EQUITY

Preferred stock, authorized 20,000,000 shares;
  19,800,000 shares available for issuance
  Series B convertible shares, issued, $10 stated value, 0
  and 27,250 issued and outstanding at December 31,
  1999 and 1998, respectively ............................            --            215,913
Common stock, .0025 par value, authorized
  200,000,000: issued and outstanding 48,654,660
  and 23,352,924 shares at December 31, 1999 and
  1998, respectively .....................................         121,636           58,381
Capital in excess of par .................................      79,549,448       38,915,876
Notes receivable from officers ...........................      (4,655,168)      (1,050,000)
Accumulated other comprehensive income ...................      (1,768,049)            --
Accumulated deficit ......................................     (38,451,795)     (27,643,344)
                                                              ------------     ------------
      Total shareholders' equity .........................      34,796,072       10,496,826
                                                              ------------     ------------
           TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ....      73,858,515       27,319,514
                                                              ============     ============

                             SEE ACCOMPANYING NOTES

                                CYBER-CARE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                           YEAR ENDED DECEMBER 31
                                                       -----------------------------
                                                           1999             1998
                                                       ------------     ------------
REVENUE
  Revenue from operations .........................    $ 37,899,705     $ 13,430,969
  Gain on sale of subsidiary ......................       1,255,959             --
                                                       ------------     ------------
  Total Revenue ...................................      39,155,664       13,430,969

COST AND EXPENSES
  Cost of services ................................      20,981,078        5,553,257
  General and administrative expenses .............      13,739,200        8,337,762
  Research and development costs ..................         348,782             --
  Depreciation and amortization ...................       2,596,329        1,304,864
                                                       ------------     ------------
      Total cost and expenses .....................      37,665,389       15,195,883
                                                       ------------     ------------
Operating income (loss) ...........................       1,490,275       (1,764,914)
                                                       ------------     ------------
OTHER INCOME (EXPENSES)
  Interest income .................................          97,675          282,803
  Gain on sale of investment ......................         169,868             --
  Interest expense ................................      (2,728,195)      (1,040,570)
  Interest - beneficial conversion feature ........      (8,572,247)      (1,109,163)
  Other expenses ..................................            --           (300,951)
                                                       ------------     ------------

        Total other income (expenses) .............     (11,032,899)      (2,167,881)
                                                       ------------     ------------

Loss from continuing operations before
  extraordinary item ..............................      (9,542,624)      (3,932,795)

Discontinued operations

  Loss from operations ............................        (575,827)      (2,107,416)
  Estimated loss on disposal ......................        (690,000)      (1,510,308)
                                                       ------------     ------------
Loss before extraordinary item ....................     (10,808,451)      (7,550,519)
Extraordinary item - gain from retirement of
   debt ...........................................            --            169,566
                                                       ------------     ------------


Net loss ..........................................    $(10,808,451)    $ (7,380,953)
                                                       ============     ============

(Loss) income per common share - Basic and diluted:

  Loss from continuing operations before
    extraordinary item ............................    $       (.29)    $       (.19)
  Discontinued operations .........................            (.04)            (.17)
  Extraordinary item ..............................            --                .01
                                                       ------------     ------------
  Net loss ........................................    $       (.33)    $       (.35)
                                                       ============     ============
  Weighted average common shares outstanding ......      32,882,376       20,709,334
                                                       ============     ============

                             SEE ACCOMPANYING NOTES

                                CYBER-CARE, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                  FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

                                            PREFERRED STOCK                   COMMON STOCK
                                    -----------------------------     -----------------------------

                                                                                                         CAPITAL IN
                                       SHARES           AMOUNT           SHARES           AMOUNT        EXCESS OF PAR
                                    ------------     ------------     ------------     ------------     ------------
Balance, January 1, 1998 .......       1,492,600     $  2,699,500       14,565,712     $     36,413     $ 30,297,862

Common stock issued for
 acquisitions ..................            --               --          5,971,208           14,929        5,710,357
Common shares returned .........            --               --           (175,500)            (439)             439
Exercise of stock options ......            --               --          2,100,000            5,250        1,044,750
Interest - beneficial conversion
 feature .......................            --               --               --               --          1,109,163
Settlement of lawsuits .........            --               --            466,504            1,166          522,493
Reversal of acquisition
agreements .....................      (1,289,000)        (959,500)         425,000            1,062          230,812
Adjustment for equity
 investment ....................          (5,659)         (56,587)            --               --               --
Return of preferred shares .....        (176,350)      (1,467,500)            --               --               --
Net loss .......................            --               --               --               --               --
                                    ------------     ------------     ------------     ------------     ------------
Balance - December 31, 1998 ....          21,591          215,913       23,352,924           58,381       38,915,876

Repurchase of preferred stock ..         (21,591)        (215,913)            --               --               --
Common stock and warrants issued
 for acquisitions ..............            --               --         12,583,293           31,458       14,398,545
Conversion of debentures .......            --               --          7,904,668           19,762        5,227,853
Common stock issued for services
 and interest expense ..........            --               --            640,777            1,602          558,022
Common stock received as
 consideration for sale of
 subsidiary ....................            --               --         (1,598,842)         (3,997)       (2,799,676)
Common stock issued on exercise
 of stock options and warrants .            --               --          5,738,045            14,345       5,681,973
Interest - beneficial conversion
 feature .......................            --               --               --               --          8,572,247
Fair market value of detachable
 warrants issued with
 subordinated debentures .......            --               --               --               --          9,034,062
Common stock issued for payment
 on long-term debt .............            --               --            118,223              294           70,641
Common shares issued in
 settlement of lawsuit .........                                           296,000              742          151,170
Common stock issued under
 employee stock purchase plan ..            --               --              6,239               16           27,768
Unrealized loss on investment
 in equity securities...........            --               --               --               --               --
NET LOSS .......................            --               --               --               --               --
Comprehensive loss .............            --               --               --               --               --
Common shares returned upon
 separation agreement ..........            --               --           (386,667)            (967)        (289,033)
                                    ------------     ------------     ------------     ------------     ------------
Balance - December 31, 1999 ....            --               --         48,654,660     $    121,636     $ 79,549,448
                                    ============     ============     ============     ============     ============
                                        NOTES         ACCUMULATED
                                     RECEIVABLE         OTHER                             TOTAL
                                        FROM         COMPREHENSIVE    ACCUMULATED      SHAREHOLDERS'
                                       OFFICERS         INCOME          DEFICIT           EQUITY
                                    ------------     ------------     ------------     ------------
Balance, January 1, 1998 .......            --       $       --       $(20,262,391)    $ 12,771,384

Common stock issued for
 acqusitions ...................            --               --               --          5,725,286
Common shares returned .........            --               --               --               --
Exercise of stock options ......      (1,050,000)            --               --               --
Interest - beneficial conversion
 feature .......................            --               --               --          1,109,163
Settlement of lawsuits .........            --               --               --            523,659
Reversal of acquisition
agreements .....................            --               --               --           (727,626)
Adjustment for equity
 investment ....................            --               --               --            (56,587)
Return of preferred shares .....                             --                          (1,467,500)
Net loss .......................            --               --         (7,380,953)      (7,380,953)
                                    ------------     ------------     ------------     ------------
Balance - December 31, 1998 ....      (1,050,000)            --        (27,643,344)      10,496,826

Repurchase of preferred stock ..            --               --               --           (215,913)
Common stock and warrants issued
 for acquisitions ..............            --               --               --         14,430,003
Conversion of debentures .......            --               --               --          5,247,615
Common stock issued for services
 and interest expense ..........            --               --               --            559,624
Common stock received as
 consideration for sale of
 subsidiary ....................            --               --               --         (2,803,673)
Common stock issued on exercise
 of stock options and warrants .      (3,605,168)            --               --          2,091,150
Interest - beneficial conversion
 feature .......................            --               --               --          8,572,247
Fair market value of detachable
 warrants issued with
 subordinated debentures .......            --               --               --          9,034,062
Common stock issued for payment
 on long-term debt .............            --               --               --             70,935
Common shares issued in
 settlement of lawsuit .........            --               --               --            151,912
Common stock issued under
 employee stock purchase plan ..            --               --               --             27,784
Unrealized loss on investment
 in equity securities...........            --         (1,768,049)            --         (1,768,049)
Net loss .......................            --               --        (10,808,451)     (10,808,451)
                                                                                       ------------
Comprehensive loss .............            --               --               --        (12,576,500)
Common shares returned upon
 separation agreement ..........            --               --               --           (290,000)
                                    ------------     ------------     ------------     ------------
Balance - December 31, 1999 ....    $ (4,655,168)    $ (1,768,049)    $(38,451,795)    $ 34,796,072
                                    ============     ============     ============     ============

                                CYBER-CARE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

                                                                                   YEAR ENDED DECEMBER 31
                                                                               -----------------------------
                                                                                   1999             1998
                                                                               ------------     ------------
Operating activities
Net loss ..................................................................    $(10,808,451)    $ (7,380,953)
Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation ............................................................       1,848,379          972,954
  Amortization ............................................................         747,950          331,910
  Provision for doubtful accounts .........................................          77,139          172,500
  Common stock issued in exchange for services and interest expense .......         559,624             --
  Equity in net income of investee ........................................            --            (80,685)
  Interest - beneficial conversion feature ................................       8,572,247        1,109,163
  Write-off of goodwill ...................................................            --            844,167
  Forgiveness of debt .....................................................            --            (30,000)
  Loss on disposition of property and equipment ...........................            --            234,862
  Gain on sale of investment ..............................................        (169,868)            --
  Gain on sale of subsidiary ..............................................      (1,255,959)            --
  Estimated loss on disposal of discontinued operations ...................         690,000        1,510,308
  Changes in operating assets and liabilities:
   Accounts receivable ....................................................      (1,067,929)        (690,837)
   Inventories of medical supplies ........................................        (160,161)         (15,908)
   Prepaid expenses and other current assets ..............................          27,949         (161,753)
   Accounts payable .......................................................      (2,254,858)         188,037
   Accrued expenses .......................................................      (1,538,661)        (697,866)
                                                                               ------------     ------------
Net cash used in operating activities .....................................      (4,732,599)      (3,694,101)

INVESTING ACTIVITIES
Purchases of property and equipment .......................................      (2,487,570)      (1,315,011)
Proceeds from sale of equity securities ...................................          60,833             --
Cash (paid for) received from acquisitions, net ...........................         (18,733)          81,737
Purchase of goodwill ......................................................            --           (223,769)
Cash paid for deferred costs ..............................................      (2,964,493)            --
Proceeds from sale of subsidiary ..........................................         352,000             --
Change in other assets ....................................................        (254,561)        (250,127)
Change in net assets of discontinued operations ...........................        (185,460)         418,243
                                                                               ------------     ------------
Net cash used in investing activities .....................................      (5,497,984)      (1,288,927)

FINANCING ACTIVITIES
Proceeds from exercise of warrants ........................................       2,091,150             --
Common stock issued under employee stock purchase plan ....................          27,784             --
Payments on capital lease obligations .....................................         (29,454)        (169,542)
Repayments on notes payable ...............................................      (1,846,775)      (1,198,278)
Proceeds from notes payable ...............................................         382,517        2,999,479
Advances under lines of credit ............................................      23,946,431             --
Repayments on lines of credit .............................................     (22,004,166)            --
Proceeds from sale of convertible debentures ..............................      18,723,129        3,367,500
Payments on convertible debentures ........................................            --           (275,000)
                                                                               ------------     ------------
Net cash provided by financing activities .................................      21,290,616        4,724,159

Net change in cash and cash equivalents ...................................      11,060,033         (258,869)
Cash and cash equivalents at beginning of period ..........................         698,574          957,446
                                                                               ------------     ------------
Cash and cash equivalents at end of period ................................    $ 11,758,607     $    698,577
                                                                               ============     ============

SUPPLEMENTAL DISCLOSURE OF NON CASH INVESTING AND FINANCING ACTIVITIES
Cash paid for interest ....................................................    $  2,135,915     $  1,006,568
                                                                               ============     ============
Equipment acquired through capital leases .................................    $     52,647     $       --
                                                                               ============     ============

                SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                CYBER-CARE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

Supplemental disclosure on non-cash investing and financing activities:

                                                             1999            1998
                                                         ------------    ------------
Common stock issued for services and interest expense    $    559,624            --
                                                         ============    ============

Common stock received as consideration for sale of
subsidiary or reversal of acquisition ...............    $  2,803,673    $    727,626
                                                         ============    ============

Common stock issued for payment of long-term debt....    $     70,935            --
                                                         ============    ============

Common shares returned upon separation agreement.....    $    290,000            --
                                                         ============    ============

Common shares issued in settlement of lawsuit........    $    151,912    $    523,659
                                                         ============    ============

Warrants issued for in exchange for debt issuance
services.............................................       3,517,696            --
                                                         ============    ============


The following is a summary of the assets acquired, liabilities assumed, the value of the common stock issued and warrants issued and cash paid for, or received from, companies acquired:

                                                      1999              1998
                                                  ------------      ------------
Assets acquired:
  Accounts receivable .......................     $  1,552,527      $  1,467,077
  Property and equipment ....................       10,551,938           714,941
  Goodwill ..................................        1,233,062         7,551,110
  Licenses ..................................       12,987,374              --
  Other .....................................          334,180           203,813
                                                  ------------      ------------
      Fair value of assets acquired .........       26,659,081         9,936,941
                                                  ------------      ------------
Liabilities assumed:
  Accounts payable ..........................        3,169,916         1,213,657
  Accrued expenses ..........................        1,398,861           531,701
  Long-term debt ............................        7,641,568         2,384,560
                                                  ------------      ------------
       Fair value of liabilities assumed ....       12,210,345         4,129,918
                                                  ------------      ------------
Common stock and warrants issued for
  acquisitions ..............................       14,430,003         5,725,286
                                                  ------------      ------------
Cash (paid  for) received from acquirees ....     $    (18,733)     $     81,737
                                                  ============      ============

                                CYBER-CARE, INC.
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

Cyber-Care, Inc. F/K/A Medical Industries of America, Inc. ("Cyber-Care" or the "Company") was incorporated in the State of Florida on September 29, 1989 and commenced operations on February 27, 1990.

The Company is a technology assisted health management company with four business segments; disease management technology, physical, occupational and speech therapy centers, pharmacy services and an air ambulance transport service.

At the Company's annual meeting held in August 1999, the shareholders approved an increase in the number of authorized common shares to 200,000,000 from 100,000,000 and approved the change in the Corporation's name to Cyber-Care, Inc.

PRINCIPLES OF  CONSOLIDATION

The consolidated financial statements for 1999 include the activity of the Company and its wholly-owned subsidiaries, CyberCare, Inc. ("CyberCare"), Global Air Charter, Inc., Global Air Rescue, Inc., and Clearwater Jet Center, Inc. (Collectively "Global"), Pharmacy Care Specialists, Inc. ("PCS"), Ivanhoe Medical Systems, Inc. ("Ivanhoe"), Air Response North, Inc. ("AIR"), E-Care Solutions, Inc. ("E-Care"), Help Innovations Acquisition Corp, Inc. ("Help"), Southeast Medical Centers, Inc. ("Southeast"), Carolina Rehab, Inc. ("Carolina"), Valley Pain Centers, Inc. ("Valley"), Your Good Health Network, Inc. ("YGHN"), and Heart Labs of America, Inc. ("HLOA").

All inter-company accounts and transactions have been eliminated in consolidation.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include investments in highly-liquid debt instruments with original maturities of three months or less.

USE OF ESTIMATES

The preparation of financial statements in conformity with general accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

                                CYBER-CARE, INC.
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

INVENTORIES OF MEDICAL SUPPLIES

Inventories of medical supplies are stated at the lower of cost or market, determined on the first-in, first-out method.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets. Amortization of assets held under capital lease agreements is included in depreciation and amortization expense and is provided using the straight-line method over the shorter of the lease term or estimated useful lives of the assets. The estimated lives of the Company's property and equipment range from 5-20 years.

Property and equipment at December 31, 1999 and 1998 consisted of the following:

                                                        1999             1998
                                                     -----------     -----------
Property and equipment owned ...................     $23,698,841     $10,830,459
Medical equipment held under capital leases ....         102,825          40,774
                                                     -----------     -----------
                                                     $23,801,666     $10,871,233
                                                     ===========     ===========

Accumulated amortization of medical equipment held under capital leases was $14,145 and $1,728 at December 31, 1999 and 1998, respectively.

                                CYBER-CARE, INC.
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

GOODWILL AND LICENSES

Goodwill is recorded at cost and is amortized using the straight-line method over periods ranging from 20 - 25 years.

Licenses, which primarily consist of medical technology and other licenses, are recorded at cost and are amortized using the straight line method. Technology-related licenses are amortized over 10 years while commercial aircraft licenses are being amortized over 20 years.

LONG-LIVED ASSETS

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Recoverability of assets is measured by comparison of the carrying amount of the asset to net future cash flows expected to be generated from the asset. During 1998, the Company wrote off approximately $2,355,000 of goodwill as a result of discontinuing certain of its operations (See note 14). No impairments were recognized in 1999.

INVESTMENT IN EQUITY SECURITIES

In 1998, the Company had a 21% investment in Westmark Group Holdings, Inc. ("Westmark"), and accordingly, accounted for the investment under the equity method of accounting in 1998. Under the equity method the Company's share of the net income (loss) of Westmark is recognized as income (loss) in the Company's statement of operations.

During 1999, the Company exchanged a portion of its investment in Westmark in return for $215,913 of the Company's preferred stock which was held by Westmark, as well as the repurchase by Westmark of $666,666 of Westmark common stock held by the Company (See Note 4) thus reducing the Company's investment in Westmark to 6%. Subsequent to this exchange, the Company began accounting for its investment in Westmark as an available-for-sale security. Accordingly, the Company has adjusted the investment to its fair market value as of December 31, 1999 and reflected an unrealized loss on marketable securities of $1,768,049 which is included in shareholder's equity.

REVENUE

Revenue is recognized at the time the service is provided. Medicare and Medicaid reimbursements ("third-party") are recognized based on allowable charges. The difference between the Company's established billing rates and contracted or anticipated reimbursement rates is recorded as a contractual allowance and offset against net revenue. These revenues are subject to audit and retroactive adjustment by the respective third-party fiscal intermediaries. In the opinion of management, retroactive adjustments, if any, would not be material to the financial statements of the Company.

                                CYBER-CARE, INC.
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

ADVERTISING

The Company's advertising expense consists primarily of print media, yellow book advertising and promotional material. Advertising costs are expensed as incurred and, for 1999 and 1998, were $557,422 and $95,672, respectively.

Stock-Based Compensation

The Company accounts for employee stock options using the intrinsic value method as prescribed by Accounting Principles Board Opinion No. 25 ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES. The Company follows the disclosure provisions of Statement of Financial Accounting Standard ("SFAS") No. 123, ACCOUNTING FOR STOCK BASED COMPENSATION and for valuing common stock equivalents issued to nonemployees.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. SFAS No. 133 is effective for fiscal years beginning after January 1, 2001. SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designed as part of a hedge transaction and, if it is, the type of hedge transaction. The Company does not expect that the adoption of SFAS No. 133 will have a material impact on its financial statements because the Company does not currently hold any derivative instruments.

COMPREHENSIVE INCOME

The Company has adopted SFAS No. 130, REPORTING COMPREHENSIVE INCOME, which requires that all items that are recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The items of other comprehensive income that are typically required to be displayed are foreign currency items, minimum pension liability adjustments, and unrealized gains and losses on certain investments in debt and equity securities.


ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

                                CYBER-CARE, INC.
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)


Cash, accounts receivable, accounts payable: The carrying amounts approximate fair value because of the short maturity of those instruments.

Notes payable and long-term debt: The carrying amounts approximate fair value due to the length of the maturities and the interest rates not being significantly different from the current market rates available to the Company.

Convertible subordinated debentures: The fair value of the Company's convertible subordinated debentures was approximately $28,700,000 and $3,500,000 at December 31, 1999 and 1998, respectively. Fair value of the convertible subordinated debentures was determined by comparing the fair value of similar issues of debt by other companies as well as taking into account the interest rate of the debt and the value of the Company's common stock at December 31, 1999 and 1998.

RECLASSIFICATIONS

Certain reclassifications have been made in the 1998 financial statements to conform with the 1999 presentation.

2.  ACQUISITIONS AND DISPOSITIONS

Effective April 1, 1998, the Company acquired 100% of the outstanding stock of PCS, an institutional pharmacy, in exchange for 680,000 shares of the Company's common stock valued at $1.56 per share and a $90,000 note payable to the selling shareholders. The excess of the purchase price over the fair market value of the net assets acquired of approximately $1,036,593 was recognized as goodwill.

Effective April 1, 1998, the Company acquired 81% of the outstanding stock of Ivanhoe in exchange for 637,875 shares of the Company's common stock valued at $1.56 per share. Effective September 1, 1998, the Company acquired the remaining 19% of the outstanding stock in exchange for $660,000 in cash and notes. The excess of the purchase price over the fair market value of the net assets acquired of $1,969,170 was recognized as goodwill.

Effective September 1, 1998, the Company acquired 100% of the outstanding stock of Valley, in exchange for 1,320,000 shares of the Company's common stock valued at $1.00 per share, or $1,320,000. The excess of the purchase price over the fair market value of the net assets acquired of $1,529,327 was recognized as goodwill.

                                CYBER-CARE, INC.
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999

2.  ACQUISITIONS AND DISPOSITIONS (continued)

Effective October 15, 1998, the Company acquired 100% of the outstanding stock of YGHN in exchange for 3,333,333 shares of the Company's common stock valued at $.75 per share, or $2,500,000. The excess of the purchase price over the fair market value of the net assets acquired of $2,830,646 was recognized as goodwill. In 1999, one of the former shareholders of YGHN terminated his agreement with the Company and as part of his termination, he returned 386,667 shares of the Company's common stock which reduced goodwill by $290,000.

Effective March 1, 1999, the Company acquired 100% of the outstanding common stock of Air in exchange for 3,866,667 shares of common stock valued at $.75 per share plus $2,900,000 of additional consideration which is contingent upon Air achieving certain agreed upon pre-tax profit levels. The contingent consideration is payable in convertible debentures over thirty-nine months, but is conditional upon Air earning $3,900,000 in pretax profits over the same period. If the earnings targets are not achieved the principal face value of the convertible debentures will be reduced. If the annual profits in any formula period (as defined in the acquisition agreement between the Company and Air) are less than $600,000, the debentures will be reduced by $966,667. The debentures will bear interest at 9.5% and will be payable as follows: $200,000 on the last day of the 27th month following the closing and the remainder on the last day of the 42nd month following closing. The debentures may be converted at any time to the Company's common shares at the rate of $1.00 per share. The debentures are secured by the assets of Air. The excess of the purchase price over the fair market value of the net assets acquired of $1,015,136 was recognized as goodwill.

On May 3, 1999, Valley was sold to two former officers of the Company for the return of 1,598,842 shares of the Company's common stock with a market value of $2,803,673 ($1.75 a share), cash and other consideration of $352,000, and the repayment of approximately $300,000 of liabilities owed by Valley, which resulted in a gain of $1,255,959. The Company retired the 1,598,842 shares of the Company's common stock which were received from this transaction.

During 1999, the Company, through YGHN, issued 57,630 common shares valued at $1.09 per share, plus cash of $12,500 for the purchase of certain assets and the assumption of certain liabilities of the Institute for Wellness, Inc. This transaction resulted in goodwill of $21,763.

Effective August 1, 1999, the Company acquired 100% of the outstanding common stock of Carolina Rehab, Inc. in exchange for consideration which is contingent upon Carolina Rehab achieving certain agreed upon levels of pre-tax profit. The Company anticipates such additional consideration will be between $3,000,000 - $6,000,000 and will be paid in shares of the Company's common stock based upon the market price of the common stock at the time the consideration is earned. The excess of the liabilities assumed over the fair market value of the net assets acquired was $34,062 which was recognized as goodwill.

                                CYBER-CARE, INC.
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999

2.  ACQUISITIONS AND DISPOSITIONS (continued)

Effective August 1, 1999, the Company acquired 100% of the outstanding common stock of Southeast Medical Centers, Inc. in exchange for consideration which is contingent upon Southeast Medical Centers achieving certain agreed upon pre-tax profit levels. The Company anticipates such additional consideration will be between $1,000,000 - $1,500,000 and will be paid in shares of the Company's common stock based upon the market price of the common stock at the time the consideration is earned. The excess of the liabilities assumed over the fair market value of the net assets acquired was approximately $162,101 which was recognized as goodwill.

Effective September 1, 1999, the Company acquired 100% of the outstanding common stock of Cybercare, Inc. ("Cybercare") in exchange for 7,324,996 shares of common stock valued at $1.12 per share and options to purchase 934,997 shares of the Company's common stock with a fair value of $553,836. The former shareholders of Cybercare, Inc. have been given registration rights which provide that if the fair market value of the Company's common stock at the effective date of the registration of these shares is less than $1.50, enough additional shares will be issued to ensure that those shareholders have received at least $1.50 per share.

The Company received an exclusive worldwide license by acquiring CyberCare to manufacture, sell and use the "Electronic Housecall System" throughout the world. In consideration for granting the license, the Company has agreed to pay to the former shareholders of CyberCare $2,100,000 over a three year period for additional research and development and a 4% royalty on all sales of Electronic Housecall System. The two corporations with which the Company obtained the licensing agreement were also shareholders of Cybercare and received 1,313,238 shares of the Company's common stock.

Effective November 15, 1999, the Company, acquired certain assets of HELP Innovations, Inc ("HELP"). In exchange for these assets, the company issued 1,334,000 shares of common stock to HELP valued at $2,709,354, or $2.03 per share.

Each of the above acquisitions was accounted for under the purchase method of accounting. Accordingly, the results of operations of each have been included in the Company's consolidated statements of operations from their respective dates of acquisition.

The following unaudited pro forma summary presents the consolidated results of operations as if the Company's acquisitions and disposition had occurred on January 1, 1998, after giving effect to certain adjustments, primarily amortization of goodwill. The pro forma financial information does not purport to be indicative of the results of operations that would have occurred had the transactions taken place at the beginning of the periods presented or of future results of operations.

                                CYBER-CARE, INC.
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999

2.  ACQUISITIONS AND DISPOSITION (continued)

                                                    1999              1998
                                                -------------     -------------
Total Revenue ..............................    $  40,499,691     $  28,541,047
                                                =============     =============
Loss before extraordinary item .............    $ (12,541,521)    $  (8,494,954)
                                                =============     =============
Net loss ...................................    $ (12,541,521)    $  (8,664,520)
                                                =============     =============
Loss per common share - basic and diluted...    $        (.37)    $        (.42)
                                                =============     =============

3. ACCOUNTS RECEIVABLE

Accounts receivable as of December 31, 1999 and 1998 consists of the following:

                                                       1999              1998
                                                    ----------        ----------
Accounts receivable ........................        $7,140,407        $4,462,365
Allowance for doubtful accounts ............         1,289,894         1,155,169
                                                    ----------        ----------
                                                    $5,850,513        $3,307,196
                                                    ==========        ==========

4.  SALE OF INVESTMENT IN EQUITY SECURITIES

During 1998, the Company entered into an agreement with Westmark which allows the Company to require Westmark to repurchase Westmark common shares which are held by the Company if Westmark's earnings per share do not meet certain criteria. Westmark did not meet this requirement, therefore the Company required Westmark to repurchase $666,666 of Westmark's common stock held by the Company at a price of $5.73 per share. The consideration received by the Company was $394,166 in cash, of which $60,837 has been received with the balance due when Westmark's 1999 Form 10-KSB is filed, and return of all of the Company's outstanding preferred stock held by Westmark valued at $272,500. The Company generated a $169,868 gain from this sale.

5.  CUSTOMERS AND CREDIT CONCENTRATION

                                CYBER-CARE, INC.
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999

5.  CUSTOMERS AND CREDIT CONCENTRATION (continued)

The Company has no one customer which individually accounted for greater than 10% of revenue from operations. During 1999 and 1998, the Company derived its revenue primarily throughout the United States.

Revenue is generated from each of the Company's segments in 1999 as follows:

Air ambulance transport services ............................              55.6%
Physical,  occupational and speech
   therapy ..................................................              24.6%
Pharmacy services ...........................................              12.4%
Disease management technology ...............................               4.1%
Corporate ...................................................               3.3%
                                                                          -----

                                                                            100%
                                                                          =====

6.  NOTES PAYABLE AND LONG-TERM DEBT

Notes payable and long-term debt as of December 31, 1999 and 1998 consisted of the following:

                                                        1999            1998
                                                     -----------     -----------
Notes payable, payable in monthly
  installments of $203,543 including
  interest at rates of prime plus 1.25%
  to prime plus 1.5% (9.75% - 10% at
  December 31, 1999), maturing through
  November 2003; collateralized by
  aircraft and related equipment. The
  notes are also personally guaranteed by
  the chief executive officer of the
  air ambulance subsidiary. ....................     $12,711,332     $ 6,329,509

Note payable, payable in monthly
  installments of $12,352, interest
  at 8.5%, maturing May 2003. This note
  was paid off in 1999. ........................            --           317,751

Note payable, principal and interest
  of prime plus 1%, adjusted annually
  (8.75% at December 31, 1998), due in
  monthly installments through October
  1999, uncollateralized and guaranteed
  by a shareholder. This note was paid
  off in 1999. .................................            --            41,667

Note payable, interest only at 10%,
  collaterialized by common stock. This note
  was ammended and assigned to a private
  corporation in 1999 and is payable upon demand         600,000         600,000

                                CYBER-CARE, INC.
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999

6.  NOTES PAYABLE AND LONG-TERM DEBT (continued)

                                                         1999            1998
                                                     -----------     -----------
Notes payable, payable in monthly
  installments of $4,400, with interest
  varying from 7% to 14%, maturing
  through March 14, 2002,
  collateralized by various equipment ..........         171,473         184,394


Other ..........................................         131,420         310,781
                                                     -----------     -----------
                                                      13,614,225       7,784,102
Less current maturities ........................       2,030,215       1,827,835
                                                     -----------     -----------
                                                     $11,584,010     $ 5,956,267
                                                     ===========     ===========

Maturities of notes payable and long-term debt as of December 31, 1999 are as follows:

         YEAR ENDING DECEMBER 31               AMOUNT
         -----------------------             -----------
                   2000                      $ 2,030,215
                   2001                        1,749,996
                   2002                        3,763,078
                   2003                        6,065,568
                   2004                            5,368
                                             -----------
                                             $13,614,225
                                             ===========

During 1998, the Company settled a note in the amount of $300,000 plus accrued interest of $139,566 by paying $270,000. The Company recorded an extraordinary gain on the retirement of this debt in the amount of $169,566.

7.   LINES OF CREDIT

In July 1998, the Company entered into a $1,500,000 line of credit agreement with a financing company. The line bears interest at prime plus 2.65% (11.15% at December 31, 1999), and expires in July 2000. During 1999, the financing company increased the amount of borrowings available under this agreement to $3,500,000. The line is secured by the accounts receivables of certain of the Company's subsidiaries. As of December 31, 1999, the Company had outstanding borrowing of $2,930,841 under this agreement.

In 1998, the Company entered into a $250,000 line of credit agreement with a bank. This line of credit bears interest at 8%, matures in January 2000, and was collateralized by certain furniture, fixtures and equipment of the Company. As of December 31, 1999, the Company had $133,326 outstanding under this agreement, all of which was repaid in January 2000.

In 1998, the Company entered into a $1,500,000 line of credit agreement with a financial institution. This line of credit bears interest at prime plus 2% (10.50% at December 31, 1999), matures October 13, 2001, and is collateralized by the Company's accounts receivable. As of December 31, 1999, the Company had outstanding borrowing under this agreement of $717,425.

                                CYBER-CARE, INC.
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999

8.   CONVERTIBLE  SUBORDINATED DEBENTURES

In 1997, the Company issued $400,000 of 12% convertible subordinated debentures (the "Debentures"). The Debentures had original maturity dates between February 1999 and September 1999 with interest payable monthly. The Debentures were repaid in 1999.

In June 1998, the Company issued $367,500 of 10% subordinated debentures due June 2000. As of December 31, 1999, the entire $367,500 is outstanding.

On July 31, 1998, the Company issued $3,000,000 of 6% convertible A debentures, which required semi-annual payments of interest and mature on July 29, 2001. The holders of the 6% convertible A debentures received warrants to purchase 300,000 shares of the Company's common stock at an exercise price of $2.50 per share. The fair value of these warrants was $102,000 or $.34 per warrant. The underwriter received warrants to purchase 60,000 shares of the Company's common stock at an exercise price of $2.00. The fair value of these warrants was $37,000 or $.45 per share. The fair value of the warrants was recorded as a discount to the 6% convertible A debentures which was accreted through interest expense over the life of the debentures. The convertible A debentures were issued through J.W. Genesis Financial Services Capital Markets and were issued to accredited investors. The total offering price was $3,000,000, less the underwriter's commission of $180,000.

The convertible A debentures were convertible into the Company's common stock based on the lower of $2.00 per share or 82.5% of the market value, with a minimum conversion price of $1.00. The convertible A debentures were converted into 2,918,001 shares of common stock during 1999.

During 1999, the Company, pursuant to a private placement, sold $2,000,000 of 12% convertible debentures (the "12% debentures") together with 2,000,000 detachable warrants. The warrants may be exercised at any time through April 2002 at $.50 per share. The debentures were due through April 2002 with interest. The debentures are convertible at any time into common stock at a conversion price of $.50 per share. The market price of the Company's common stock was between $.656 and $1.125 per share on the dates the 12% debentures were issued with the majority of the debentures issued when the Company's common stock was approximately $.656 per share. As a result, the Company recorded a beneficial conversion of $699,830 which was immediately recognized as additional interest expense. The proceeds were used for general corporate purposes. As of September 30, 1999, the 12% debentures were converted into 4,000,000 common shares of the Company.

During 1999, the Company, pursuant to a private placement, sold $7,345,000 of 10% subordinated convertible debentures (the "10% Debentures").

                                CYBER-CARE, INC.
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999

8.   CONVERTIBLE  SUBORDINATED DEBENTURES (continued)

The 10% debentures, less issuance costs of $499,743, included 3,672,500 detachable warrants to purchase shares of the Company's common stock. The Warrants are exercisable for a period of five years from date of grant at prices ranging from $1.11 - $1.50 per share. The proceeds allocated to the warrants was $2,761,720 and was recorded as a discount to the 10% Debentures. The unamortized balance of such discount was $2,157,347 at December 31, 1999. The discount is being accreted through interest expense over the life of the underlying debentures. The 10% debentures are convertible at exercise prices of $1.00 - $1.50. per share and are immediately convertible upon issuance. The conversion price was less than the market value per share of the Company's common stock on the dates the 10% debentures were issued. As a result, the Company recorded a beneficial conversion feature of $4,583,280 which was immediately recognized as additional interest expense. During 1999, $1,225,000 of the 10% convertible debentures were converted into 986,667 shares of common stock. The 10% convertible debentures had an outstanding balance of $6,120,000 at December 31, 1999.

In December 1999, the Company, pursuant to a qualified institutional buyer private placement ("QUIB"), sold $14,325,000 of 10% subordinated convertible debentures (the "December 1999 debentures"). The December 1999 debentures less issuance costs of $1,947,874 included 1,705,356 detachable warrants which are exercisable at $4.20 per share at any time within six years from the date of grant. The December 1999 Debentures are convertible at $3.50 per share and are immediately convertible upon issuance. The conversion price was less than the market value per share of the Company's common stock on the dates the December 1999 Debentures were issued. As a result, the Company recorded a beneficial conversion feature of $2,478,225 which was immediately recognized as additional interest expense. The fair value of the warrants was $3,034,347, or $1.78 per share, and was recorded as a discount to the December 1999 debentures. The discount is being accreted through interest expense over the life of the underlying debentures. The unamortized balance of such discount was $2,460,069 at December 31, 1999. The entire balance of these debentures was outstanding as of December 31, 1999.

9.   LEASES

The Company leases two mobile labs under operating leases which expire July 31, 2002. The Company leases various office space under non-cancelable operating leases which expire through April 2001.

Future minimum payments under non-cancelable operating leases consisted of the following as of December 31, 1999:

            YEAR ENDING DECEMBER 31,             OPERATING LEASES
            ------------------------             ----------------
            2000                                 $      1,716,465
            2001                                        1,153,058
            2002                                        1,014,373
            2003                                          838,643
            2004                                          639,427
            2005                                          212,095
                                                 ----------------
            Total lease payments                 $      5,574,061
                                                 ================

                                CYBER-CARE, INC.
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999

9.   LEASES (continued)

Rent expense for the years ended December 31, 1999 and 1998 totaled $1,250,716 and $1,587,987, respectively.

The Company has acquired equipment under capital lease obligations. Future minimum lease payments under capital lease obligations at December 31, 1999 are as follows:

          2000                                   $111,909
          2001                                     59,062
          2002                                     35,404
          2003                                     21,606
          2004                                      6,687
                                                  -------
          TOTAL                                   234,668
          Less: Imputed interest                  152,030
                                                  -------
          Total minimum lease payments, net        82,638
          Current maturities of capital
             lease obligations                     27,558
                                                  -------
          Capital lease obligations, less
             current maturities                   $55,080
                                                  =======

10.   INCOME TAXES

The Company had no current or deferred income tax expense or benefit in either 1999 or 1998, as the Company experienced losses in both years and a valuation allowance has been provided for the resulting deferred tax assets as noted below.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's net deferred income taxes are as follows:

                                                     YEARS ENDED DECEMBER 31
                                                   ----------------------------
                                                      1999              1998
                                                   ----------        ----------
Deferred tax assets:
Operating loss carryforwards ...............       $5,820,200        $5,651,600
Allowance accounts .........................        1,036,200           817,400
Prepaid insurance ..........................           35,100            25,500
Other ......................................           10,800             6,800
                                                   ----------        ----------
  Total gross deferred tax assets ..........        6,902,300         6,501,500
   Less valuation allowance ................       (6,526,800)       (6,471,900)
                                                                     ----------
   Net deferred tax assets .................          375,500            29,600

Deferred tax liabilities:
Depreciation and amortization ..............          375,500            29,600
                                                   ----------        ----------
Total deferred tax liabilities .............          375,500            29,600
                                                   ----------        ----------

Total net deferred taxes ...................       $        0        $        0
                                                   ==========        ==========

                                CYBER-CARE, INC.
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999

SFAS 109 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative, management has determined that a $6,526,800 valuation allowance at December 31, 1999 is necessary to reduce the deferred tax assets to the amount that will more likely than not be realized. The change in the valuation allowance for the current year is an increase of $54,900. At December 31, 1999, the Company has available net operating loss carryforwards of $15,467,000 which expire beginning in 2008.

The Company may have experienced a change in ownership as defined by Internal Revenue Code section 382. The Company has not completed a study to determine what effects the change of ownership rules may have on the Company's net operating loss carryforwards. Internal Revenue Code section 382 could place an annual limitation on the Company's ability to realize the benefit of its net operating loss carryforwards. As such, a portion of the Company's net operating loss carryforwards may never be realized.


The reconciliation of income tax computed at the U.S. federal statutory rate to income tax expense is as follows:

                                                       YEARS ENDED DECEMBER 31
                                                      -------------------------
                                                         1999           1998
                                                      ----------     ----------

Tax at U.S. statutory rate .......................        (34.00)%      (34.00)%

State taxes, net of federal benefit ..............         (3.64)         (3.63)

Non-deductible items .............................         37.12          18.97

Change in valuation allowance ....................          0.52          18.66
                                                      ----------     ----------
                                                            0.00%          0.00%
                                                      ==========     ==========

11.   STOCK OPTIONS

As of December 31, 1999, the Company had the following stock option plans:

1996 Stock Option             An aggregate of 5,000,000 shares of common stock
Plan for Officers &           are reserved for issuance. As of December 31,
Directors                     1999, 0 shares remained available for issuance
                              under this plan.

1996 Employee Stock           An aggregate of 1,000,000 shares of common stock
Option Plan                   are reserved for issuance. As of December 31,
                              1999, 0 shares remained available for issuance under this plan.

1999 Directors and            An aggregate of 4,000,000 shares of common stock
Executive Officers            are reserved for issuance. As of December 31,
Stock Option Plan             1999, 375,000 shares remained available for
                              issuance under this plan.

1999 Incentive Stock          An aggregate of 2,000,000 shares of common stock
Option Plan                   are reserved for issuance. As of December 31,
                              1999, 1,820,500 shares remained available for issuance under this plan.

The Compensation Committee of the Company's Board of Directors, administers and interprets the plans and is authorized to grant options to eligible participants.

                                CYBER-CARE, INC.
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999

11.   STOCK OPTIONS (continued)

The exercise price of all options granted by the Company equals the market price at the date of grant. Accordingly, no compensation expense has been recognized.

Had compensation cost for the options issued to employees under the plans been determined based on the fair value of the options at the grant dates consistent with the provisions of SFAS 123, the Company's net loss per common share would have been changed to the pro forma amounts indicated below.

                                                   1999               1998
                                              --------------     --------------
Pro forma net loss ........................   $  (13,137,604)    $   (8,832,412)
                                              ==============     ==============
Proforma income (loss) per common share -
  Basic and diluted:
  Loss from continuing operations before
    extraordinary item ....................   $         (.36)    $         (.27)
  Discontinued operations .................             (.04)              (.17)
  Extraordinary item ......................             --                  .01
                                              --------------     --------------
  Net loss ................................   $         (.40)    $         (.43)
                                              ==============     ==============

The above pro forma disclosures may not be representative of the effects on reported net operations for future years as options vest over several years and the Company may continue to grant options to employees.

The fair value of each option grant is estimated on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions,

                                            1999          1998
                                            ----          ----
    Dividend yield                          0.00%        0.00%
    Expected volatility                  .914 - 1.05      1.69
    Risk-free interest rate                  5%       5.7% - 6.6%
    Expected life                        3-10 years    3-10 years

A summary of stock options issued by the Company together with changes during the periods indicated, is as follows:

                                           DECEMBER 31
                        ---------------------------------------------------
                                  1999                      1998
                        -------------------------  ------------------------
                                     WEIGHTED -                WEIGHTED -
                                       AVERAGE                   AVERAGE
                                      EXERCISE                  EXERCISE
                          SHARES        PRICE       SHARES        PRICE
                        -----------  ------------  ----------  ------------
Outstanding at
   beginning of year      3,752,000  $       1.28   4,652,000  $        .87
Granted                   5,134,498          1.42   2,100,000          1.26
Exercised                (3,135,333)         1.15  (2,100,000)          .50
Forfeited                  (100,000)         1.25    (900,000)         1.23
                        -----------  ------------  ----------  ------------

                                CYBER-CARE, INC.
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999

11.   STOCK OPTIONS (continued)

Outstanding at end of
year                      5,651,165  $       1.46   3,752,000  $       1.28
                        ===========  ============  ==========  ============

Options exercisable at
   end of year            2,315,836                 2,080,333
                        ===========                ==========

Weighted=average fair
   value of options
   granted during the
   year                 $      1.03                $     1.23
                        ===========                ==========


The following information applies to options outstanding at December 31, 1999:

                          OPTIONS OUTSTANDING            OPTIONS EXERCISABLE
                   ----------------------------------    --------------------
                             WEIGHTED-
                              AVERAGE     WEIGHTED -              WEIGHTED -
                             REMAINING     AVERAGE                 AVERAGE
   RANGE OF                CONTRACTUAL    EXERCISE                EXERCISE
EXERCISE PRICES   SHARES       LIFE         PRICE       SHARES      PRICE
---------------  --------- -------------  -----------  ---------  -----------
$ 0   - $.50       480,000          7.03        $ .50    480,000        $ .50
   .75 - .91       608,333          7.62          .76    373,333          .76
 1.00 - 1.81     3,683,333          6.92         1.24  1,158,336         1.20
 2.06 - 2.25       575,000          4.80         2.18    254,167         2.20
 5.00 - 8.00       294,499          7.96         5.29     40,000         7.10
     $ 20.00        10,000          1.44      $ 20.00     10,000       $20.00
                 ---------                             ---------
                 5,651,165                             2,315,836
                 =========                             =========

At the Company's annual meeting, the shareholders approved the 1999 Employee Stock Purchase Plan (the "Stock Purchase Plan"). The Stock Purchase Plan allows employees to purchase shares of the Company's common stock in an amount not to exceed up to 15% of their annual compensation. The employee can enter the plan on either January 1 or July 1 of each year. Shares acquired through the Stock Purchase Plan are purchased at the lower of 85% of the fair market value of the Company's common stock at either the first or last day of the period. As of December 31, 1999, certain employees of the Company purchased 6,239 shares of the Company's common stock valued at $27,784 under this plan.


12.  WARRANTS

During the year ended December 31, 1999, the Company issued warrants to acquire common stock of the Company. The warrants were issued as part of the private placements issued in 1999. Each warrant represents the right to purchase one share of common stock for prices ranging from $.50 to $4.20 per warrant. Warrants unexercised as of December 31, 1999 are as follows:

                                CYBER-CARE, INC.
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999

12.  WARRANTS (continued)

   NUMBER OF WARRANTS       EXERCISE PRICE            EXPIRATION DATES
   ------------------       --------------            ----------------
         310,000                 $.50            February 2002-April 2002
         500,000                  .62            September 2003
         574,998                  .75            January 2001-October 2005
          70,000                 1.10            December 2002
          75,000                 1.15            September 2004
       4,192,394                 1.25            September 2000 - 2004
          25,000                 1.33            September 2004
         100,000                 1.47            December 2002
         786,750                 1.50            December 2000-September 2004
         150,000                 1.75            December 2002
         425,000                 1.93            May 2001
          14,750                 2.00            November 2002
         400,000                 2.50            July 2001
         581,785                 3.50            December 2004
       1,616,074               $ 4.20            March 2005

The weighted average grant date fair value of warrants granted during 1999 was $1.59 and was computed using the Black-Scholes option pricing model and the same assumptions disclosed in Note 11.

A summary of the activity of the Company's warrants is as follows;

                                                1999                    1998
                                             -----------             -----------

Outstanding at beginning of year.              2,650,931               1,180,000

Granted .........................             10,073,532               1,470,931

Exercised .......................             (2,602,712)                   --

Forfeited........................               (300,000)                   --

                                             -----------             -----------
Outstanding at end of year.......              9,821,751               2,650,931
                                             ===========             ===========

13.   EARNINGS PER SHARE

The Company adopted SFAS No. 128, EARNINGS PER SHARE, effective January 1, 1998. In accordance with the requirements of SFAS No. 128, basic earnings per share is computed by dividing net income by the weighted average number of shares outstanding and diluted earnings per share reflects the dilutive effects of stock options (as calculated utilizing the treasure stock method) and the equivalent common shares of outstanding convertible preferred stock. Shares of common stock which are issuable upon the exercise of options and warrants, or upon conversion of debentures, have been excluded from the 1998 and 1999 per share calculations because their effect would have been anti-dilutive.

14.   DISCONTINUED OPERATIONS

During the third quarter of 1999, the Company reviewed the operations of the mobile cardiac cath business. Due to government regulation changes, the Company determined that it was in the best interest of its shareholders to sell this subsidiary.

The results of this subsidiary have been classified as discontinued operations in the accompanying financial statements. Net liabilities of the discontinued operations at December 31, 1999 consist primarily of trade payables and accrued expenses. The loss

                                CYBER-CARE, INC.
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999

14.   DISCONTINUED OPERATIONS (continued)

on disposal of the discontinued operations at December 31, 1999 was $690,000 and includes a provision for anticipated future expenses related to the discontinued operations. The loss on disposal of the discontinued operations at December 31, 1998 is $1,510,308, consisting of a loss on disposal of $1,108,231 and a provision of $402,077 for anticipated future expenses related to these discontinued operations.

During the third quarter of 1998, the Company reviewed the operations of two of its subsidiaries, FPII and PRN. The Company determined that it was in the best interest of its shareholders to sell FPII and discontinue the operations of PRN.

The results of these subsidiaries have been classified as discontinued operations in the accompanying financial statements. The Company ceased the operations of FPII as of December 31, 1998. PRN ceased operations effective September 30, 1998.

Revenue from discontinued operations was $694,176 and $2,660,141 for the years ended December 31, 1999 and 1998 respectively, and is included as part of the loss from discontinued operations in the accompanying statements of operations.

15. ISSUANCES AND REPURCHASES OF COMMON STOCK AND PREFERRED STOCK

On September 15, 1999, the Company sold 150,000 shares of its common stock at $1.00 per share in exchange for notes totaling $150,000. The notes bear interest at 10% and are payable as of the effective date the shares are registered. The note is collateralized by the restricted common shares purchased and has been offset against shareholders equity as of December 31, 1999.

In 1999, the Company issued 640,777 shares of the Company's common stock as payment for services rendered and accrued interest on outstanding debt. The value of the shares was $559,624 when issued which was based on the Company's market price on that date.

                                CYBER-CARE, INC.
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999

15.    ISSUANCES AND REPURCHASES OF COMMON STOCK AND PREFERRED STOCK

In 1999, the Company issued 296,000 shares of the Company's common stock in repayment of notes payble totaling $151,912 and settlement of prior year lawsuit previously expensed in 1998.

In 1999, the Company issued 118,223 shares of the Company's common stock to officers and employees in repayment of loans valued at $.60 per share or $70,935.

During 1999, certain officers exercised stock options to acquire 3,135,334 common shares of the Company at exercise prices ranging from $1.00 - $1.48. The Company received a note from each officer which bears interest at the Federal Applicable rate. The notes are collateralized by the common shares.

During 1999, the Company issued 2,602,712 shares of the Company's common stock for warrants exercised at exercise prices ranging from $.50 to $2.50 per share.

On February 25, 2000, certain officers repaid a portion of their notes due the Company under the Company's cashless exercise policy. The notes were repaid by reducing the number of shares due the officers by 58,750 common shares. Total shares issued after repayment of the note was 2,141,250 common shares.

The Company has 20,000,000 shares of preferred stock authorized, and 19,800,000 shares of preferred stock available for issuance which may be used in one or more series as determined by the board of directors of the Company. In partial payment on the sale of shares of Westmark common stock, the Company received $272,500 or 200,000 shares of previously issued preferred stock held by Westmark. Upon receipt, such shares were retired.

16.  BUSINESS SEGMENT INFORMATION

The Company adopted SFS No. 131, "Disclosures About Segments of An Enterprise and Related Information," in 1998 which changed the way the Company reports information about its operating segments. With the September 1, 1999 acquisition of Cyber-Care, the Company reorganized itself into four main business units:
International Air Ambulance, Physical and Occupational Rehabilitation, Pharmacy Services, and Technology Assisted

                                CYBER-CARE, INC.
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999

16. BUSINESS SEGMENT INFORMATION (continued)

Disease Management. Certain reclassifications have been made to the 1998 information in order to conform to the 1999 presentation.

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

PHYSICAL AND OCCUPATIONAL REHABILITATION provides physical and occupational speech therapy, and pain rehabilitation services.

PHARMACY SERVICES is a closed network pharmacy located in Lakeland, Florida which provides unit-dosed medications to over 2,500 residents in assisted living facilities across Florida. Pharmacy Services delivers medications to the facilities, and provides training workshops.

TECHNOLOGY ASSISTED DISEASE MANAGEMENT offers the electronic housecall system and will provide other hardware and software products using Internet technology for use in disease management services, data gathering, and research.

The accounting policies of the reportable segments are the same as those described in Note 1 to the Company's Consolidated Financial Statements. The Company evaluates the performance of its operating segments based upon income before taxes and nonrecurring and extraordinary items.

Summarized financial information concerning the Company's reportable segments is shown in the following table. Corporate related items, results of insignificant operations, and as it relates to segment profit (loss) and income and expense not allocated to reportable segments are included in the reconciliations to consolidated results.

                                CYBER-CARE, INC.
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999

Segment information for the years 1999 and 1998 was as follows:

                                                    INTERNATIONAL    PHYSICAL AND
                           TECHNOLOGY ASSISTED      AIR AMBULANCE    OCCUPATIONAL       PHARMACY
                            DISEASE MANAGEMENT       TRANSPORT          REHAB.          SERVICES          TOTAL
                           --------------------     ------------     ------------     ------------     ------------
        1999

Revenue from operations    $          1,567,447     $ 21,055,338     $  9,311,297     $  4,710,633     $ 36,644,715
Income (loss) from
   continuing
   operations .........              (3,862,764)         454,610          791,865           (3,514)      (2,619,803)
Depreciation and
amortization ..........                 476,880        1,836,735          219,239           74,332        2,607,186
Total assets ..........    $         14,958,873     $ 25,914,641     $  6,335,724     $  1,913,386     $ 49,122,824



        1998

Revenue from operations    $          1,816,991     $  7,146,457     $  1,143,625     $  2,565,887     $ 12,672,960
Income (loss) from
   continuing
   operations .........                 218,134         (975,770)         (67,359)         (14,273)        (839,268)
Depreciation and
amortization ..........                 130,466          956,687           39,881           50,392        1,177,426
Total assets ..........    $          4,965,012     $ 12,567,707     $  4,141,226     $  1,755,507     $ 23,429,452

Reconciliation to consolidated amounts:

                                                      ------------     ------------
                                                          1999             1998
                                                      ------------     ------------
Revenues

    Total revenues for reportable segments .......    $ 36,644,715     $ 12,672,960
    Other revenues ...............................       1,254,990          758,009
                                                      ------------     ------------
        Revenue from operations ..................    $ 37,899,705     $ 13,430,969
                                                      ============     ============

Income (loss) from continuing operations
    Total loss for reportable segments ...........    $ (2,619,803)    $   (839,268)

    Unallocated amounts
        Interest -Beneficial conversion feature ..      (8,572,247)      (1,109,163)
        Gain on sale of investment ...............         169,868
        Equity in net income (loss) of investee ..            --             80,685
        Loss on sale of building .................            --           (234,862)
        Merger costs .............................            --           (117,748)
        Other ....................................       1,479,559       (1,542,873)
        Loss from discontinued operation .........      (1,265,827)      (3,617,724)
                                                      ------------     ------------

Net loss .........................................    $(10,808,451)    $ (7,380,953)
                                                      ============     ============

Assets
    Total assets for reportable segments .........    $ 49,122,624     $ 23,429,452
    Other assets .................................      24,603,090        4,784,352
    Corporate headquarters - fixed assets ........         132,801        3,771,156
                                                      ------------     ------------

Total consolidated assets ........................    $ 73,858,515     $ 27,319,514
                                                      ============     ============

                                CYBER-CARE, INC.
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999

17.  SUBSEQUENT EVENTS

In January 2000, the Company entered into an agreement whereby all the Company's workforce will be leased from an employee leasing company. In exchange for its leasing services, the employee leasing company charges the company an amount which covers wages paid to such employees, together with a mark-up assigned to cover workers' compensation insurance, the provision of a 401(K) plan, payroll taxes, all other required insurance and a processing and administration fee.

On February 18, 2000, the Company entered into a memorandum of agreement which calls for the Company and SIIC Medical Science and Technology (Group) Limited
(SIIC) (a Hong Kong public company) to establish a joint venture corporation to undertake the marketing, application and service rendering of the Company's "Electronic Housecall System" System and future related technologies and products within a defined Asian Territory including China. The Company will initially invest $500,000 for a 33% interest in the joint venture. Subsequent thereto, the Company signed the Joint venture agreement subject to certain conditions for the joint venture being set up.

On February 28, 2000, the Company received approximately $11 million, less underwriter fees, by selling 500,000 shares of the Company's common stock at $22 per share. The Company also issued warrants to purchase up to 100,000 additional common shares at an exercise price of $31.50 per share.