Form 10QSB
period 2000-03-31
CYBER CARE INC
filed 2000-05-15
CIK 887904

Form 10-QSB

                     U.S. Securities and Exchange Commission
                              Washington, DC 20549

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended March 31, 2000

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from _____________to_____________

                           Commission file number 0-20356

                                CYBER-CARE, INC.
        ----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

              FLORIDA                              65-0158479
---------------------------------       ---------------------------------
  (State or other jurisdiction          (IRS Employer Identification No.)
of incorporation or organization)

        1903 S. CONGRESS AVENUE, SUITE 400, BOYNTON BEACH, FLORIDA 33426
        ----------------------------------------------------------------
                    (Address of principal executive offices)

                                 (561) 737-2227
                                 --------------
                           (Issuer's telephone number)


      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report(s)), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 59,309,799 shares of common stock, no par value, were outstanding as of April 30, 2000.

                                CYBER-CARE, INC.

                       10-QSB QUARTER ENDED MARCH 31, 2000


                                TABLE OF CONTENTS

FORM 10-QSB       FORM 10-QSB       FORM 10-QSB
PART NO.          ITEM NO.          DESCRIPTION                              PAGE NO.
I.                                  FINANCIAL INFORMATION

                  1.                Financial Statements

                              -     Condensed Consolidated Balance Sheet
                                    as of  March 31, 2000                          3

                              -     Condensed Consolidated Statements of
                                    Operations for the Three Months Ended
                                    March 31, 2000 and 1999                        5

                              -     Condensed Consolidated Statements of
                                    Cash Flows for the Three Months Ended
                                    March 31, 2000 and 1999                        6

                              -     Notes to Condensed Consolidated
                                    Financial Statements                           8

                  2.                Management's Discussion and Analysis
                                    or Plan of Operations                         12

II.                                 OTHER INFORMATION

                                    2.  Changes in Securities and Use of Proceeds 17
                                    5.  Other Information                         17
                                    6.  Exhibits and Reports on Form 8-K          17

                                              Signatures                          18

                                  CYBER-CARE, INC.
                        CONDENSED CONSOLIDATED BALANCE SHEET
                                   MARCH 31, 2000
                                    (Unaudited)

                                       ASSETS

CURRENT ASSETS:

   Cash and cash equivalents ................................      $ 18,716,801
   Trade accounts receivable, net ...........................         7,835,254
   Inventories ..............................................           954,975
   Note receivable-related party ............................           482,000
   Prepaid expenses and other current assets ................         1,818,533
                                                                   ------------
     Total current assets ...................................        29,807,563
                                                                   ------------
PROPERTY AND EQUIPMENT:

   Aircraft and related equipment ...........................        24,145,312
   Medical equipment ........................................           794,884
   Property and improvements ................................           414,536
   Furniture and office equipment ...........................         1,552,167
                                                                   ------------
                                                                     26,906,899

   Less accumulated depreciation and amortization ...........        (3,428,613)
                                                                   ------------
     Net property and equipment .............................        23,478,286
                                                                   ------------
OTHER ASSETS:

   Investment in equity securities ..........................           602,555
   Goodwill, net ............................................         7,540,096
   Licenses, net ............................................        13,163,293
   Deferred costs, net ......................................         2,681,790
   Other assets .............................................         2,537,743
                                                                   ------------
     Total other assets .....................................        26,525,477
                                                                   ------------
     TOTAL ASSETS ...........................................      $ 79,811,326
                                                                   ============


               The Accompanying Notes Are An Integral Part of the
                       Consolidated Financial Statements

                                CYBER-CARE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2000
                                   (Unaudited)

                        LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:

   Lines of credit ............................................    $    300,477
   Current maturities of long-term debt and notes payable .....         638,841
   Current maturities of capital lease obligations ............          36,641
   Accounts payable ...........................................       3,085,632
   Accrued liabilities ........................................       2,573,272
   Current maturities of subordinated debentures ..............         367,500
   Net liabilities of discontinued operations .................         432,363
                                                                   ------------
     Total current liabilities ................................       7,434,726

LONG-TERM LIABILITIES:

   Long-term debt and notes payable, less current maturities ..      14,522,990
   Capital lease obligations, less current maturities .........          35,190
   Convertible subordinated debentures ........................       6,650,278
   Other long-term liabilities ................................         128,899
                                                                   ------------
        Total liabilities .....................................      28,772,083
                                                                   ------------

SHAREHOLDERS' EQUITY:

   Preferred shares, authorized 20,000,000 shares;
    19,800,000 available for issuance:
   Common shares, .0025 par value, authorized 200,000,000:
    issued and outstanding 57,699,176  ........................         144,248
   Capital in excess of par ...................................      97,436,313
   Notes receivable from officers .............................      (3,480,168)
   Accumulated other comprehensive income .....................      (1,821,074)
   Accumulated deficit ........................................     (41,240,076)
                                                                   ------------
         Total shareholders' equity ...........................      51,039,243
                                                                   ------------
      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ..............    $ 79,811,326
                                                                   ============
               The Accompanying Notes Are An Integral Part of the
                       Consolidated Financial Statements

                                CYBER-CARE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                       Three Months Ended
                                                            March 31,
                                                  -----------------------------
                                                       2000             1999
                                                  ------------     ------------
Revenue ......................................    $ 11,023,640     $  7,504,874
                                                  ------------     ------------
Cost and expenses:
   Cost of services ..........................       7,746,991        3,468,696
   General and administrative expenses .......       3,585,237        2,857,979
   Research and development costs ............         419,398             --
   Depreciation and amortization .............         942,516          505,588
                                                  ------------     ------------
         Total cost and expenses .............      12,694,142        6,832,263
                                                  ------------     ------------
Operating (loss) income ......................      (1,670,502)         672,611
                                                  ------------     ------------
Other (income) expense
   Interest income ...........................        (241,324)         (28,268)
   Interest expense ..........................         864,114          524,389
   Interest-beneficial conversion feature ....         502,290          236,468
   Other income ..............................          (7,301)         (60,738)
                                                  ------------     ------------
         Total other expense (income) ........       1,117,779          671,851
                                                  ------------     ------------
(Loss) income from continuing operations .....      (2,788,281)             760

Loss from discontinued operations ............            --             53,227
                                                  ------------     ------------

Net loss .....................................    $ (2,788,281)    $    (52,467)
                                                  ============     ============
Basic and diluted loss per share:
   Continuing operations .....................    $       (.05)    $       --
   Discontinued operations ...................            --               --
                                                  ------------     ------------
   Net loss ..................................    $       (.05)    $       --
                                                  ============     ============
Weighted average shares outstanding
   Basic and diluted .........................      53,074,384       24,906,947
                                                  ============     ============

               The Accompanying Notes Are An Integral Part of the
                       Consolidated Financial Statements

                                CYBER-CARE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                           Three Months Ended
                                                                 March 31,
                                                       ----------------------------
                                                           2000            1999
                                                       ------------    ------------
Operating activities:
(Loss) income from continuing operations ...........   $ (2,788,281)   $        760
Loss from discontinued operations ..................           --           (53,227)
Adjustments to reconcile net  loss to net cash
 used in operating activities:
     Depreciation and amortization .................        942,516         505,588
     Provision for doubtful accounts ...............        110,673            --
     Equity in net income of investee ..............           --           (60,738)
     Interest - beneficial conversion feature ......        502,290         236,468
     Common stock issued for services ..............         12,500            --
     Net liabilities of discontinued operations ....       (341,161)           --
     Changes in assets and liabilities:
        (Increase) decrease in:
        Accounts receivable ........................     (2,095,414)     (1,059,643)
        Inventories ................................       (627,595)        (41,781)
        Prepaid expenses and other current assets ..       (395,247)         87,208
        Accounts payable ...........................         89,912        (262,671)
        Accrued liabilities ........................      1,115,686         577,192
                                                       ------------    ------------
   Net cash used in operating activities ...........     (3,474,121)        (70,844)
                                                       ------------    ------------
Investing activities:
Purchase of goodwill ...............................           --           (56,745)
Payment of notes receivable ........................           --             8,499
Disbursements for property and equipment ...........       (818,975)       (246,299)
Other assets .......................................     (2,283,729)         16,090
                                                       ------------    ------------
   Net cash used in investing activities ...........     (3,102,704)       (278,455)
                                                       ------------    ------------
Financing activities:
Payments of capital lease obligations ..............        (10,807)        (41,715)
Proceeds from long-term debt .......................           --              --
Payments of long-term debt .........................       (138,652)       (131,852)
Advances under lines of credit .....................      6,472,814            --
Repayments of lines of credit ......................     (9,953,929)           --
Proceeds from exercise of warrants .................      2,152,170            --
Proceeds from sale of common stock .................      9,896,703            --
Proceeds due from escrow agent .....................      5,142,895         470,000
Other long-term debt ...............................        (26,175)           --
                                                       ------------    ------------

   Net cash provided by financing activities .......     13,535,019         296,433
                                                       ------------    ------------
Net increase (decrease) in cash and cash equivalents      6,958,194         (52,865)
Cash and cash equivalents at the beginning of period     11,758,607         584,506
                                                       ------------    ------------
Cash and cash equivalents at the end of period .....   $ 18,716,801    $    531,640
                                                       ============    ============

               The Accompanying Notes Are An Integral Part of the
                       Consolidated Financial Statements

Supplemental disclosure of cash flow information:

Cash payments for interest ...................         $526,895         $646,139
                                                       ========         ========

Supplemental disclosure of non-cash investing and financing activities:

During March 2000, the Company refinanced its aircraft loans. The refinanced loans call for a fixed interest rate of 9.95%, payable over sixty months with a balloon payment due April 1, 2005. As part of the refinancing, the Company purchased an airplane, which was previously leased, for $1,175,000, and upgraded its engine maintenance program for $1,111,258.

In March 2000, the Company repaid a $600,000 note by issuing 60,000 shares of the Company's common stock.

During the quarter ended March 31, 2000, certain officers repaid a portion of their notes due the Company under the Company's cashless exercise policy. The notes were repaid through a cashless exercise of 58,750 shares of common stock returned to the Company.

During the quarter ended March 31, 2000, the Company issued warrants under a consulting agreement to purchase up to 200,000 common shares valued at $368,000.

During the quarter ended March 31, 2000, the Company issued 942 shares of common stock valued at $21,077 as additional consideration for an acquisition which was made in 1999.

During the quarter ended March 31, 2000, the Company issued 5,127,141 common shares upon conversion of $9,475,197 of convertible debentures and applied $3,708,000 of deferred financing costs to capital in excess of par.

Effective March 1, 1999, the Company issued 3,866,666 common shares of the Company valued at $2,900,000 ($.75 per share) to acquire Air Response, Inc.

In January 1999, certain debenture holders exercised their option to convert $102,077 of subordinated debentures at $1 per share, which the Company issued 102,077 shares of common stock.

During the quarter ended March 31, 1999, the Company issued 159,000 common shares in lieu of payment of penalties and interest owed on the subordinated debentures. Such shares were valued at $158,250.

                                  CYBER-CARE, INC.
                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   MARCH 31, 2000
                                    (UNAUDITED)


Note 1 - Organization and Summary of Significant Accounting Policies

Organization

      Cyber-Care, Inc. ("Cyber-Care" or the "Company") was incorporated in the State of Florida on September 29, 1989 and commenced operations on February 27, 1990.

      The Company is a technology assisted health management company with four business segments; Technology assisted disease management, physical and occupational rehabilitation, pharmacy services and an international air ambulance transport service.

Basis of Presentation and Consolidation

      The accompanying consolidated financial statements are unaudited. These statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the condensed condensed consolidated financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to state fairly the consolidated financial position and consolidated results of operations as of and for the periods indicated. These consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto for the year ended December 31, 1999, included in the Company's Form 10-KSB as filed with the Securities and Exchange Commission.

      The Company's condensed consolidated financial statements include the activity of the Company and its wholly-owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation.

GOODWILL AND LICENSES

      Goodwill is recorded at cost and is amortized using the straight-line method over periods ranging from 20-25 years.

      Licenses, which primarily consist of medical technology and other licenses, are recorded at cost and are amortized using the straight-line method. Technology-related licenses are amortized over 10 years while commercial aircraft licenses are being amortized over 20 years.

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

Comprehensive Income

      The Company has one comprehensive income item, the effect of which was a loss of $53,025. As a result, the Company's comprehensive loss was $2,841,306 and $52,467 for the three months ended March 31, 2000 and 1999, respectively.

Loss Per Share

      Basic loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding. Options, warrants and shares of common stock issuable upon the conversion of debentures have been excluded from the calculation of loss per share because their effect would have been antidilutive at both March 31, 2000 and 1999.

Note 2 - Businesses Acquired

      Effective March 1, 1999, the Company acquired 100% of the outstanding common stock of Air Response, Inc. ("Air Response") in exchange for 3,866,667 shares of common stock valued at $.75 per share plus $2,900,000 of additional consideration which is contingent upon Air Response achieving certain agreed upon pre-tax profit levels. The acquisition has been accounted for using the purchase method of accounting. The net assets and revenue and expenses of Air Response have been included in the Company's consolidated financial statements from the date of acquisition.

      Effective September 1, 1999 the Company acquired 100% of the outstanding common stock of CyberCare, Inc. in exchange for 7,324,996 shares of the Company's common stock valued at $1.12 per share and options to purchase 934,997 shares of the Company's common stock with a fair value of $553,836. The acquisition has been accounted for using the purchase method of accounting. The net assets and revenue and expenses of Cybercare, Inc. have been included in the Company's consolidated financial statements from the date of acquisition. The former shareholders of Cybercare, Inc. have been given registration rights which provide that if the fair market value of the Company's common stock at the effective date of the registration statement is less than $1.50, enough additional shares will be issued to ensure that those shareholders have received at least $1.50 per share.

      The following unaudited pro forma summary presents the consolidated results of operations as if the acquisitions of Air Response, Inc. and CyberCare, Inc. had occurred on January 1, 1999 after giving effect of certain adjustments, including amortization of goodwill and related income tax effects. The pro forma financial information does not purport to be indicative of the results of operations that would have occurred had the transactions taken place at the beginning of the periods presented or of future results of operations.

                                                   Three months ended March 31
                                                       2000             1999
                                                  ------------     ------------
      Revenue ................................    $ 11,023,640     $  8,822,305
                                                  ============     ============
      Loss from continuing operations ........    $ (2,788,281)    $   (893,200)
                                                  ============     ============
      Net loss ...............................    $ (2,788,281)    $   (893,200)
                                                  ============     ============
      Basic loss per share ...................    $       (.05)    $       (.03)
                                                  ============     ============

Note 3 - Private Placement

      On February 28, 2000, the Company received approximately $11 million, less underwriters fees of approximately $1 million, by selling 500,000 shares of the Company's common stock at $22 per share. The Company also issued warrants to purchase up to 100,000 additional common shares at an exercise price of $31.50 per share.

      On April 10, 2000, the Company received approximately $20 million, less underwriters fees of approximately $3 million, by selling 1,295,546 shares of the Company's common stock at $15.44 per share. The Company also issued warrants to purchase up to 500,000 additional common shares at an exercise price of $18.44 per share

Note 4 - Joint Venture Agreement

      On February 18, 2000, the Company entered into a memorandum of agreement which calls for the Company and SIIC Medical Science and Technology Group Limited (SIIC) (a Hong Kong public company) to establish a joint venture corporation to undertake the marketing, application and service rendering of the Company's "Electronic Housecall System" System and future related technologies and products within a defined Asian territory including China. The Company will initially invest $500,000 for a 33% interest in the joint venture.

Note 5 - Stock Dividend

      During the quarter ended March 31, 2000, the Board of Directors of the Company approved a 5% stock dividend of the Company's international air ambulance transport subsidiaries to shareholders of record on March 31, 2000.

Note 6- Litigation and Contingencies

      The Company is engaged in litigation with various parties regarding matters of dispute which have arisen in the normal course of business. In each instance of litigation where there is a material amount at dispute the Company has the benefit of indemnification from a third party. The Company anticipates that there will not be a material impact on its financial condition or results of operations from these matters.

Note 7 - Segment and Related Information

      The Company's reportable segments are technology assisted disease management, physical and occupational rehabilitation, pharmacy services and international air ambulance transport.

      TECHNOLOGY ASSISTED DISEASE MANAGEMENT offers the Electronic Housecall System, and will provide other hardware and software products using internet technology for use in disease management services, data gathering and research.

      PHYSICAL AND OCCUPATIONAL REHABILITATION provides physical and occupational therapy, speech therapy and pain rehabilitation services.

      PHARMACY SERVICES is a closed network pharmacy located in Lakeland, Florida which provides unit-dosed medications to over 2,500 residents in assisted-living facilities across Florida. Pharmacy Services delivers medications to the facilities and provides training workshops.

      INTERNATIONAL AIR AMBULANCE TRANSPORT offers national and international fixed-wing air ambulance transport services to ill, injured or otherwise incapacitated persons requiring relocation and possible emergency medical care during flight. Circumstances requiring the Company's transport services include the relocation of patients requiring specialized medical procedures such as organ transplants, cancer treatment, specialized cardiac surgery, burn care, stroke care and advanced brain and spinal cord surgery, as well as transportation to hospitals and medical facilities recognized nationally for excellence in their respective fields. We are considering selling or spinning this segment. See prior press releases and 1999 10KSB.

      The accounting policies of the reportable segments are the same as those described in Note 1 to the Company's Condensed Consolidated Financial Statements. The Company evaluates the performance of its operating segments based upon income before taxes and nonrecurring charges such as beneficial conversion feature and extraordinary items.

      Segment information for the three months ended March 31, 2000 and 1999 was as follows:

      For the three months ended March 31, 2000:

                                                      Technology
                                                       Assisted       International    Physical and
                                                        Disease       Air Ambulance    Occupational      Pharmacy
                                                      Management       Transport      Rehabilitation     Services          Total
                                                     ------------    --------------   --------------   ------------    ------------
Revenue ..........................................   $    169,537    $    6,133,355   $    3,180,176   $  1,537,742    $ 11,020,810
Income (loss) from
  continuing operations ..........................   $ (3,437,430)   $       14,792   $      519,489   $     (8,990)   $ (2,912,139)
Depreciation and amortization ....................   $    357,353    $      499,643   $       54,087   $     23,576    $    934,659
Total assets .....................................   $ 11,769,115    $   27,215,691   $    8,065,163   $  1,609,778    $ 48,659,747

      For the three months ended March 31, 1999:

                                                      Technology
                                                       Assisted       International    Physical and
                                                        Disease       Air Ambulance    Occupational      Pharmacy
                                                      Management       Transport      Rehabilitation     Services          Total
                                                     ------------    --------------   --------------   ------------    ------------
Revenue ..........................................   $    102,600    $    4,227,330   $    2,177,708   $    970,334    $  7,477,972
Income (loss) from
  continuing operations ..........................   $   (160,174)   $      420,145   $      600,159   $     92,790    $    952,920
Depreciation and
  amortization ...................................   $     24,839    $      360,330   $       59,990   $     21,743    $    466,902
Total assets .....................................   $  2,639,419    $   26,057,042   $    6,925,123   $  1,700,874    $ 37,322,458

      Reconciliation to consolidated amounts:

                                                    FOR THE THREE MONTHS ENDED
                                                             MARCH 31,
                                                   ----------------------------
                                                       2000            1999
                                                   ------------    ------------
Revenue
   Total revenue for reportable segments .......   $ 11,020,810    $  7,477,972

   Other revenues ..............................          2,830          26,902
                                                   ------------    ------------
     Total revenues from operations ............   $ 11,023,640    $  7,504,874
                                                   ============    ============
Income (Loss) from continuing operations
   Segments ....................................   $ (2,912,139)   $    952,920
   Unallocated amounts
     Interest-beneficial conversion feature ....       (502,290)       (236,468)
     Other .....................................        626,148        (715,692)
     Loss from discontinued operation ..........           --           (53,226)
                                                   ------------    ------------
Net loss .......................................   $ (2,788,281)   $    (52,466)
                                                   ============    ============
Assets
   Total assets for reportable segments ........   $ 48,659,747    $ 37,322,458
   Other assets ................................     30,998,032       4,518,514
   Corporate headquarters - fixed assets .......        153,547         130,965
                                                   ------------    ------------
   Total assets ................................   $ 79,811,326    $ 41,971,937
                                                   ============    ============

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

FORWARD-LOOKING STATEMENT

      This Quarterly Report on Form 10-QSB contains forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the Company's actual results to differ materially from those indicated by such forward-looking statements. These factors include, without limitation, changes in the regulation of the healthcare industry at either the federal and state levels, changes in reimbursement for services by government or private payors, competitive pressures in the healthcare industry and the Company's response thereto, the Company's ability to obtain capital in favorable terms and conditions, and general conditions in this economy.

      The following discussion of the Company's results of operations and financial condition should be read in conjunction with the Company's condensed consolidated unaudited Financial Statements listed in Part I, Item I and the Notes thereto appearing elsewhere in this Form 10-QSB, and the Company's audited Financial Statements listed in Item 7 and the Notes thereto appearing in the Company's 1999 Annual Report on Form 10-KSB.

RESULTS OF OPERATIONS - CYBER-CARE CONSOLIDATED

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999.

       Total revenue from operations increased 46.9% to $11,023,640 for the three months ended March 31, 2000 from $7,504,874 for the three months ended March 31, 1999, primarily driven by increases in the air ambulance, physical and occupational rehabilitation and pharmacy segments. Acquisitions in the air ambulance, physical and occupational rehabilitation segments contributed to the growth. In addition, revenue also increased from increased rates and miles flown in the air ambulance business and opening new locations in the physical therapy and rehabilitation segment. Cybercare Technologies, which was purchased by the Company in September 1999, is in the process of developing, production and distribution channels for its Electronic Housecall System and generated only nominal revenues during the quarter ended March 31, 2000.

      Cost of services, which includes payroll, materials and other expenses directly associated with our services increased 123% or $4,278,295, from $3,468,696 for the three months ended March 31, 1999 to $7,746,991 for the three months ended March 31, 2000. The increase resulted from costs associated with acquisitions in the air ambulance, and physical therapy and rehabilitation segments and costs associated with internal growth.

      General and administrative expenses increased 25%, to $3,585,237, for the three months ended March 31, 2000 from $2,857,979 for the three months ended March 31, 1999. The increase was due to increased costs associated with internal growth which included infrastructure and additional staff needed by our technology segment, operating additional locations of the air ambulance business, back office support and corporate staff and finance and accounting staff, and from acquisitions in the air ambulance and physical and occupational rehabilitation segments.

      We had an operating loss of $1,670,502 for the three months ended March 31, 2000 as compared to an operating income of $672,611 for the three months ended March 31, 1999. A significant portion of this increase, $3,437,430, was due to expenses incurred by Cybercare Technologies as it develops the Electronic Housecall System product and related market.

      We had a net loss of $2,788,281 for the three months ended March 31, 2000 in comparison to $52,467 for the three months ended March 31, 1999 as a result of the items discussed above. In particular, the loss was due to expenses incurred and investments made by Cybercare Technologies to develop the Electronic Housecall System for which only nominal revenues were generated during the first quarter of 2000.

      LIQUIDITY AND CAPITAL RESOURCES  -- CYBER-CARE

      Historically, we have financed our growth from the issuance of common stock and convertible debentures. For the three months ended March 31, 2000, we raised approximately $11 million through equity offerings, which we are using for general working capital purposes and for the development of products and technologies in the Cybercare Technologies segment.

In addition, we raised another $20 million in April 2000. Our capital requirements based on our current business plan will continue to be significant through fiscal 2000. We had working capital of approximately $22.4 million as of March 31, 2000. In addition, we have credit facilities of approximately $5.25 million, of which approximately $5.0 million was available for borrowing as of March 31, 2000.

      We anticipate that our current working capital and available borrowings will provide sufficient liquidity to fund the Company's operations through fiscal 2000. However, we can provide no assurance that our ability to fund operations through fiscal 2000 will not be shortened due to factors beyond our control, such as lower than expected revenues or increased expenses.

      As of March 31, 2000, we had current liabilities of approximately $7.4 million, which includes: (a) approximately $300,000 which consists of three credit facilities, which accrue interest at rates between 8% and 11.5%; and (b) approximately $638,000 which consists of the current portion of our long-term notes payable. In addition, we will owe minimum payments on operating leases of approximately $1.7 million during fiscal 2000. As of March 31, 2000, we had long term liabilities of approximately $21.3 million which includes: (a) approximately $14.5 million of notes payable and long-term debt, which mature through April 2005; and (b) approximately $6.6 million of convertible subordinated debentures, which may be converted to common stock at prices between $.50 and $3.50 per share.

      Except for borrowings available under our lines of credit, we have no commitment for additional financings or borrowings. We can provide no assurance that additional debt or equity financing will be undertaken, and if undertaken will be successful. Lower than expected earnings resulting from adverse conditions or otherwise, could restrict our ability to expand our operations, or otherwise fully execute our business plan.

      Our net cash flow used in operating activities was $3,474,121 and $70,844 for the three months ended March 31, 2000 and 1999, respectively. The $3,403,277 increase is due primarily to the Company's net loss.

      Our net cash used in investing activities for the three months ended March 31, 2000 was $3,102,704 as compared to net cash used in investing activities for the three months ended March 31, 1999 of $278,455. This is due primarily to an increase in equipment purchases relating to aircraft.

      Our net cash flows provided by financing activities during the three months ended March 31, 2000 was $13,535,019 versus $296,433 during the three months ended March 31, 1999. The increase was due primarily to private placement proceeds received during the three months ended March 31, 2000.

RESULTS OF OPERATIONS -- TECHNOLOGY ASSISTED DISEASE MANAGEMENT SEGMENT

      Technology assisted disease management segment had minimal revenue for the period and had incurred development and startup costs of approximately $3,437,000 for the three months ended March 31, 2000.

RESULTS OF OPERATIONS - PHYSICAL AND OCCUPATIONAL REHABILITATION SERVICES
SEGMENT

      Physical and occupational rehabilitation's revenue increased 46%, or $1,002,468, to $3,180,176, from $2,177,708, primarily by the acquisitions made at the end of 1999, internal growth and offset by the sale of Valley Pain.

      Cost of services, which includes payroll, medical supplies, and other expenses associated with increased revenue increased from $580,428, or 26.7% of revenue for the three months ended March 31 1999, to $1,831,841, or 57.6% of revenue for the three months ended March 31, 2000. The increase was primarily due to increases in revenue by internal growth and acquisitions. General and administrative expenses for the three months ended March 31, 2000 were $739,068, or 23.2% of revenue, compared to $908,811 or 41.7% of revenue for the three months ended March 31, 1999. The 18.5% improvement reflects our ability to control overhead costs so that they do not rise at the same rate as revenues. Operating income decreased 13.5% or $80,670 to $519,489 for the three months ended March 31, 2000, from a profit of $600,159 in the year earlier, reflecting the acquisitions, internal growth and was offset by the sale of Valley Pain.

RESULTS OF OPERATIONS - INTERNATIONAL AIR AMBULANCE TRANSPORT SEGMENT

      International air ambulance transport's revenue increased 45%, or $1,906,025, to $6,133,355 for the three months ended March 31, 2000, from $4,227,330 for the three months ended March 31, 1999, driven by the acquisition of Air Response, effective March 1, 1999, and internal growth resulting from increased rates, utilization of aircraft and miles flown. Cost of services, which includes fuel, maintenance, payroll and other expenses directly associated with our service increased from $2,325,883, or 55% of revenues, for the three months ended March 31, 1999 to $4,614,749, or 75% of revenues, for the three months ended March 31, 2000. This increase is due to increases in fuel prices, payroll and repairs and maintenance. General and administrative expenses decreased 27% to $643,105 for the three months ended March 31, 2000 from $882,583 for the three months ended March 31, 1999. Net income decreased 96% or $405,353 to $14,792 for the three months ended March 31, 2000, reflecting increased operating costs associated with the acquisition of Air Response and an increase in overall operating costs.

RESULTS OF OPERATIONS - PHARMACY SERVICES SEGMENT

Pharmacy's revenue increased 58.5%, or $567,408, to $1,537,742 for the three months ended March 31, 2000 compared to $970,334 for the three months ended March 31, 1999. The increase reflects substantial internal growth resulting from adding additional adult living facility customers. Cost of services, which includes pharmaceutical supplies, payroll, and other expenses directly associated with our services increased from $558,014, or 57.5% of revenue for the three months ended March 31, 1999 to $1,205,850, or 78.4% of revenue, for the three months ended March 31, 2000. This increase is due to increase in pharmaceutical costs and payroll. General and administrative expenses for the three months ended March 31, 2000 were $311,066, or 20% of revenue, compared to $294,604, or 30.4% of revenue, for the three months ended March 31, 1999. Operating loss was $8,990 for the three months ended March 31, 2000, compared to operating income of $95,973 for the three months ended March 31, in 1999, reflecting the move and expansion into our new 15,000 square foot fulfillment center and our costs associated with growth.

                                     PART II
                                OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

      During the quarter ended March 31, 2000, the Company issued 60,000 shares of common stock valued at $607,000.

      During the quarter ended March 31, 2000, the Company sold 500,000 shares of common stock for $9,896,703.

      During the quarter ended March 31, 2000, the Company issued 3,405,284 shares of common stock upon exercise of stock options and warrants which resulted in proceeds of receiving $2,502,545 in cash and 312,945 shares of the Company's common stock to certain directors under the Company's cashless stock option exercise plan.

      During the quarter ended March 31, 2000, the Company issued 5,127,141 shares of common stock upon conversion of subordinated debentures valued at $9,475,197.

      During the quarter ended March 31, 2000, the Company issued 942 shares of the Company's common stock valued at $21,077 as additional consideration for an acquisition which was made in 1999.

ITEM 5. OTHER INFORMATION

        None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8K

        (a)

        None

                                     SIGNATURES

      In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  CYBER-CARE, INC.
                                  ----------------
                                    (Registrant)


MAY 15, 2000            By:   /S/ MICHAEL F. MORRELL
(Date)                        Michael F. Morrell, Chairman of the Board & Chief
                              Executive Officer

MAY 15, 2000            By:   /S/ PAUL C. PERSHES
(Date)                        Paul C. Pershes, Director

MAY 15, 2000            By:   /S/ LINDA MOORE
(Date)                        Linda Moore, Senior Vice President

MAY 15, 2000            By:   /S/ ARTHUR KOBRIN
(Date)                        Arthur Kobrin, Chief Accounting Officer