Form 10QSB
period 2000-06-30
CYBER CARE INC
filed 2000-08-14
CIK 887904

Form 10-QSB

                     U.S. Securities and Exchange Commission
                              Washington, DC 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the quarterly period ended June 30, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

           For the transition period from _____________to_____________

                         Commission file number 0-20356

                                CYBER-CARE, INC.
        (Exact name of small business issuer as specified in its charter)


              FLORIDA                                  65-0158479
              -------                                  ----------
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

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 64,533,026 shares of common stock, $.0025 par value, were outstanding as of July 31, 2000.

                                CYBER-CARE, INC.

                       10-QSB QUARTER ENDED JUNE 30, 2000

                                TABLE OF CONTENTS

FORM 10-QSB       FORM 10-QSB       FORM 10-QSB                             PAGE
PART NO.          ITEM NO.          DESCRIPTION
NO.
-----------       -----------       --------------------------------------- ----
I.                                  FINANCIAL INFORMATION

                  1.                Financial Statements (Unaudited)

                                    - Condensed Consolidated Balance
                                      Sheet as of  June 30, 2000              3

                                    - Condensed Consolidated Statements of
                                      Operations and Accumulated Deficit for
                                      the Three and Six Months Ended
                                      June 30, 2000 and 1999                  5

                                    - Condensed Consolidated Statements of
                                      Cash Flows for the Six Months Ended
                                      June 30, 2000 and 1999                  6

                                    - Notes to Condensed Consolidated
                                      Financial Statements                    9

                  2. Management's Discussion and Analysis of Financial Condition and Results of
                                    Operations                               18

II.                                 OTHER INFORMATION

                                    1.  Legal Proceedings                    23
                                    2.  Changes in Securities and Use
                                        of Proceeds                          23
                                    6.  Exhibits and Reports on Form 8-K     23

                                    Signatures                               24

                                CYBER-CARE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2000
                                   (UNAUDITED)

                                     ASSETS

CURRENT ASSETS:

    Cash and cash equivalents ....................................   $18,067,701
    Marketable securities ........................................    12,641,170
    Trade accounts receivable, net ...............................     7,221,439
    Inventories ..................................................     2,561,492
    Current maturities of mortgages and notes receivable .........       155,326
    Current portion of notes receivable - related parties ........     1,235,604

    Prepaid expenses and other current assets ....................       957,505
                                                                     -----------
        Total current assets .....................................    42,840,237
                                                                     -----------



PROPERTY AND EQUIPMENT:

    Aircraft and related equipment ...............................    24,428,749
    Medical equipment ............................................       816,459
    Property and improvements ....................................       424,467
    Furniture and office equipment ...............................     1,929,144
                                                                     -----------
                                                                      27,598,819
    Less accumulated depreciation and amortization ...............     3,950,833
                                                                     -----------
        Net property and equipment ...............................    23,647,986
                                                                     -----------

OTHER ASSETS:

    Goodwill, net ................................................     7,409,016
    Licenses, net ................................................    12,908,991
    Mortgages and notes receivable, less current maturities ......     2,660,575
    Notes receivable - related parties, less current maturities ..       500,000
    Other assets .................................................     2,410,602
                                                                     -----------
        Total other assets .......................................    25,889,184
                                                                     -----------
        TOTAL ASSETS .............................................   $92,377,407
                                                                     ===========

    The Accompanying Notes Are An Integral Part of the Consolidated Financial
                                   Statements

                                CYBER-CARE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2000
                                   (UNAUDITED)

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:

   Accounts payable ...........................................   $   2,938,900
   Accrued liabilities ........................................       2,296,473
   Lines of credit ............................................         916,398
   Current maturities of notes payable and long-term debt .....         873,113
   Current maturities of capital lease obligations ............          34,741
   Net liabilities of discontinued operations .................         148,678
                                                                  -------------


     Total current liabilities ................................       7,208,303

LONG-TERM LIABILITIES:

   Notes payable and long-term debt, less current maturities ..      14,208,395
   Capital lease obligations, less current maturities .........          28,093
   Other long-term liabilities ................................         139,838
                                                                  -------------

      Total liabilities .......................................      21,584,629
                                                                  -------------

SHAREHOLDERS' EQUITY:

   Preferred stock, authorized 20,000,000 shares; 19,800,000
      shares available for issuance ...........................            --
   Common stock, .0025 par value, authorized 200,000,000;
    issued and outstanding 64,341,163 shares ..................         160,853
   Capital in excess of par ...................................     123,129,119
   Notes receivable from officers and directors ...............      (3,943,543)
   Accumulated other comprehensive loss .......................         (12,442)
   Accumulated deficit ........................................     (48,541,209)
                                                                  -------------

           Total shareholders' equity .........................      70,792,778
                                                                  -------------

      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ..............   $  92,377,407
                                                                  =============

    The Accompanying Notes Are An Integral Part of the Consolidated Financial
                                   Statements

                                CYBER-CARE, INC.
     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
                                   (UNAUDITED)

                                                                      THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                                            JUNE 30,                             JUNE 30
                                                                 ------------------------------      ------------------------------
                                                                     2000              1999              2000              1999
                                                                 ------------      ------------      ------------      ------------
Revenue from operations ....................................     $  9,418,400      $  8,650,947      $ 20,442,040      $ 16,155,821
                                                                 ------------      ------------      ------------      ------------

Cost and expenses:
      Cost of services .....................................        7,053,318         5,399,307        14,800,309         8,868,003
      General and administrative expenses ..................        5,301,190         2,008,928         8,886,427         4,866,907
      Research and development costs .......................          862,992              --           1,282,390              --
      Depreciation and amortization ........................          973,771           708,632         1,916,287         1,214,220
                                                                 ------------      ------------      ------------      ------------
                Total cost and expenses ....................       14,191,271         8,116,867        26,885,413        14,949,130
                                                                 ------------      ------------      ------------      ------------

Operating (loss) income ....................................       (4,772,871)          534,080        (6,443,373)        1,206,691
                                                                 ------------      ------------      ------------      ------------

Other (expense) income:
      Interest income ......................................          690,166               210           931,490            28,478
      Interest expense, net ................................         (644,991)         (602,153)       (1,509,105)       (1,126,542)
      Interest - beneficial conversion feature .............         (155,031)         (515,665)         (657,321)         (752,133)
      Gain on sale of subsidiary ...........................             --          1, 255,959              --           1,255,959
      Write-off of investment in equity securities .........       (2,423,629)             --          (2,423,629)             --
      Other income .........................................            5,223            29,562            12,524            90,300
                                                                 ------------      ------------      ------------      ------------

                Total other (expense) income ...............       (2,528,262)          167,913        (3,646,041)         (503,938)
                                                                 ------------      ------------      ------------      ------------

(Loss) income from continuing operations ...................       (7,301,133)          701,993       (10,089,414)          702,753

Loss from discontinued operations ..........................             --              26,197              --              79,424
                                                                 ------------      ------------      ------------      ------------

Net (loss) income ..........................................       (7,301,133)          675,796       (10,089,414)          623,329


Accumulated deficit-beginning of period ....................      (41,240,076)      (27,695,811)      (38,451,795)      (27,643,344)
                                                                 ------------      ------------      ------------      ------------
Accumulated deficit-end of period ..........................     $(48,541,209)     $(27,020,015)     $(48,541,209)     $(27,020,015)
                                                                 ============      ============      ============      ============
(Loss) income per share of common stock:

      Basic (loss) income per share:
        (Loss) income from continuing operations ...........     $       (.12)     $        .03      $       (.18)     $        .03
        Discontinued operations ............................             --                --                --                --
                                                                 ------------      ------------      ------------      ------------
        Net (loss) income ..................................     $       (.12)     $        .03      $       (.18)     $        .03
                                                                 ============      ============      ============      ============
      Diluted (loss) income per share:
        (Loss) income from continuing operations ...........     $       (.12)     $        .02      $       (.18)     $        .02
        Discontinued operations ............................     $       --        $       --        $       --        $       --
                                                                 ------------      ------------      ------------      ------------
        Net (loss) income ..................................     $       (.12)     $        .02      $       (.18)     $        .02
                                                                 ============      ============      ============      ============

Weighted average shares outstanding:

      Basic ................................................       61,861,894        24,000,501        57,492,735        22,611,968
                                                                 ============      ============      ============      ============
      Diluted ..............................................       61,861,894        35,676,102        57,492,735        33,463,222
                                                                 ============      ============      ============      ============

    The Accompanying Notes Are An Integral Part of the Consolidated Financial
                                   Statements

                                CYBER-CARE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                         SIX MONTHS ENDED
                                                                                                             JUNE 30,
                                                                                               ------------------------------------
                                                                                                    2000                  1999
                                                                                               ---------------      ---------------
Operating activities:
(Loss) income from continuing operations .................................................     $   (10,089,414)     $       702,753
Loss from discontinued operations ........................................................                --                (79,424)
Adjustments to reconcile net (loss) income to net cash
  used in operating activities:
        Depreciation and amortization ....................................................           1,916,287            1,214,220
        Provision for doubtful accounts ..................................................             634,816               27,281
        Equity in net income of investee .................................................                --                (90,300)
        Gain on sale of subsidiary .......................................................                --             (1,255,959)
        Write-off of investment in equity securities .....................................           2,423,629                 --
        Interest - beneficial conversion feature .........................................             657,321              752,133
        Common stock issued for services .................................................              91,250               40,000
        Net liabilities of discontinued operations .......................................            (624,846)                --
        Changes in assets and liabilities:
             (Increase) decrease in:
             Accounts receivable .........................................................          (1,889,097)            (834,085)
             Inventories .................................................................          (2,234,112)             (66,809)
             Prepaid expenses and other current assets ...................................             947,781             (646,521)
             Increase (decrease) in:
             Accounts payable ............................................................            (131,820)            (318,951)
             Accrued liabilities .........................................................             838,887              211,132
                                                                                               ---------------      ---------------
      Net cash used in operating activities ..............................................          (7,459,318)            (344,530)
                                                                                               ---------------      ---------------

Investing activities:
Payment of notes receivable ..............................................................                --                 41,514
Purchase of marketable securities ........................................................         (12,653,612)                --
Disbursements for property and equipment .................................................          (1,514,296)          (1,366,964)
Advances to related parties ..............................................................          (3,921,258)                --
Other assets .............................................................................            (997,837)            (516,463)
                                                                                               ---------------      ---------------
      Net cash used in investing activities ..............................................         (19,087,003)          (1,841,913)
                                                                                               ---------------      ---------------

Financing activities:
Payments of capital lease obligations ....................................................             (19,804)             (10,932)
Payments of long-term debt ...............................................................            (218,975)            (702,655)
Advances under lines of credit ...........................................................          15,635,713            9,086,547
Repayments of lines of credit ............................................................         (18,500,907)          (8,125,461)
Proceeds from exercise of stock options and warrants .....................................           3,748,557                 --
Proceeds from sale of common stock .......................................................          27,493,703            1,950,000
Proceeds due from escrow agent ...........................................................           5,142,895                 --
Repayment of subordinated debentures .....................................................            (367,500)                --
Other long-term liabilities ..............................................................             (58,267)                --
                                                                                               ---------------      ---------------
         Net cash provided by financing activities .......................................          32,855,415            2,197,499
                                                                                               ---------------      ---------------

Net increase in cash and cash equivalents ................................................           6,309,094               11,056
Cash and cash equivalents at the beginning of period .....................................          11,758,607              698,574
                                                                                               ---------------      ---------------
Cash and cash equivalents at the end of period ...........................................     $    18,067,701      $       709,630
                                                                                               ===============      ===============

    The Accompanying Notes Are An Integral Part of the Consolidated Financial
                                   Statements

Supplemental disclosure of cash flow information:

Cash payments for interest                          $997,578 $ 1,190,733
                                                    ======== ===========

Supplemental disclosure of non-cash investing and financing activities:

During March 2000, the Company refinanced its aircraft debt calling for a fixed interest rate of 9.95%, payable over sixty months with a balloon payment due April 1, 2005. As part of the refinancing, the Company purchased an airplane, which was previously leased, for $1,175,000 and upgraded its engine maintenance program for $1,111,258.

In March 2000, the Company repaid a $600,000 note by issuing 60,000 shares of the Company's common stock.

During the quarter ended March 31, 2000, certain officers repaid a portion of their notes due to the Company in exchange for shares of outstanding common stock, which were held by the officers.

During the quarter ended March 31, 2000, the Company issued warrants under a consulting agreement to purchase up to 200,000 common shares valued at $368,000.

During the quarter ended March 31, 2000, the Company issued 942 shares of common stock valued at $21,077 as additional consideration for an acquisition that was made in 1998.

During the six months ended June 30, 2000, the Company issued 8,985,998 common shares upon conversion of $16,174,288 of convertible debentures and applied $6,173,787 of deferred financing costs to capital in excess of par.

During the six months ended June 30, 2000, the Company issued 20,000 common shares to a consultant for services rendered and valued at $91,250.

During the six months ended June 30, 2000, the Company entered into an agreement with a limited liability company, which called for the Company to contribute 100,000 common shares valued at $1,631,300.

During the six months ended June 30, 2000, two directors exercised options to purchase 337,600 shares of the Company's common stock by issuing a note to the Company in the amount of $463,375 which bears interest at the federal applicable rate. This note is included in stockholders equity section.

Effective March 1, 1999, the Company issued 3,866,667 common shares of the Company valued at $2,900,000 ($.75 per share) to acquire Air Response, Inc.

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

   The Accompanying Notes Are An Integral Part of the Consolidated Financial
                                   Statements

During the six months ended June 30, 1999, the Company issued 298,579 common shares in lieu of cash payments of penalties and interest owed on the subordinated debentures valued at $292,503. Penalties were caused by a delay in filing a registration statement.

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

    The Accompanying Notes Are An Integral Part of the Consolidated Financial
                                   Statements

                                CYBER-CARE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000
                                   (UNAUDITED)

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

Basis of Presentation and Consolidation

      The accompanying consolidated financial statements are unaudited. These statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the condensed consolidated financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to state fairly the consolidated financial position and consolidated results of operations as of and for the periods indicated. These consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto for the year ended December 31, 1999, included in the Company's Form 10-KSB as filed with the Securities and Exchange Commission.

      Certain reclassifications have been made to the prior year financial statements to conform to the June 30, 2000 presentation.

      The Company's condensed consolidated financial statements include the activity of the Company and its wholly owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation.

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

Estimates

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statement and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Comprehensive Income (Loss)

      Comprehensive income (loss) is defined as all changes in a Company's net assets except changes resulting from transactions with shareholders. It differs from net income (loss) in that certain items recorded to equity would be part of comprehensive income (loss).

      The Company has one comprehensive income statement item, the effect of which was a loss of $12,442 at June 30, 2000. As a result, the Company's comprehensive loss was $12,442 and $0 for the six months ended June 30, 2000 and 1999, respectively.

Recently Issued Accounting Pronouncements

      In December 1999, the Securities and Exchange Commission staff released Staff Accounting Bulletin No. 101, "Revenue Recognition". SAB 101 provides interpretive guidance on the recognition, presentation and disclosure of revenue in financial statements. The Company is required to ascertain the accounting impact of SAB 101. The Company is continuing to review the application of SAB 101 to its financial statements and in particular the extent to which it will require the Company to change its revenue recognition policies. The Company is currently reviewing SAB 101 to determine if a change in its revenue recognition policies will be necessary for it to comply with SAB 101 but does not anticipate it to have a material affect on its reported operating results.

(Loss) Earnings Per Share

      Basic (loss) earnings per share is computed using the weighted average common shares outstanding. Diluted (loss) earnings per share is computed based on the assumption that all of the convertible preferred stock and convertible subordinated debentures are converted into common shares, and that all stock options where the exercise price is less than the market value have been considered exercised under the treasury stock method.

Under this assumption, the weighted average number of common shares outstanding has been increased accordingly. Options and warrants have been excluded from the calculation of loss per share for the three and six months ended June 30, 2000, because their effect would have been anti-dilutive.

Note 2 - Acquisitions and Dispositions

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

      Effective March 1, 1999, the Company acquired 100% of the outstanding common stock of Air Response, Inc. ("Air Response") in exchange for 3,866,667 shares of common stock valued at $0.75 per share plus $2,900,000 of additional consideration which is contingent upon Air Response achieving certain agreed upon pre-tax profit levels. The acquisition has been accounted for using the purchase method of accounting. The net assets and revenue and expenses of Air Response have been included in the Company's consolidated financial statements from the date of acquisition.

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

      The following unaudited pro forma summary presents the consolidated results of operations as if the acquisitions of Air Response, Inc. and CyberCare, Inc. had occurred on January 1, 1999 after giving effect to certain adjustments, including amortization of goodwill and related income tax effects. The pro forma financial information does not purport to be indicative of the results of operations that would have occurred had the transactions taken place at the beginning of the periods presented or of future results of operations.

                                                   SIX MONTHS ENDED JUNE 30,
                                             ----------------------------------
                                                  2000                1999
                                             ---------------    ---------------

Revenue ..................................   $    20,442,040    $    17,255,052
                                             ---------------    ---------------

Loss from continuing operations ..........   $   (10,089,414)   $      (664,877)
                                             ---------------    ---------------

Net loss .................................   $   (10,089,414)   $      (664,877)
                                             ---------------    ---------------

Basic loss per share .....................   $          (.18)   $          (.03)
                                             ---------------    ---------------

Note 3 - Private Placement

      On February 28, 2000, the Company received approximately $11,000,000, less underwriters fees of approximately $1,000,000, by selling 500,000 shares of the Company's common stock at $22 per share. The Company also issued warrants to purchase up to 100,000 additional common shares at an exercise price of $31.50 per share.

      On April 10, 2000, the Company received approximately $20,000,000, less underwriters fees of approximately $2,403,000, by selling 1,295,546 shares of the Company's common stock at $15.44 per share. The Company also issued warrants to purchase up to 500,000 additional common shares at an exercise price of $18.44 per share.

Note 4- Joint Venture Agreement

      On March 21, 2000, the Company entered into a definitive agreement which calls for the Company and SIIC Medical Science and Technology Group Limited
(SIIC) (a Hong Kong public company) to establish a joint venture corporation to undertake the marketing, application and service rendering of the Company's "Electronic Housecall System" System and future related technologies and products within a defined Asian territory including China. The Company will initially invest $500,000 for a 33% interest in the joint venture agreement. The Company, SIIC and the joint venture have agreed on terms and conditions relating to licensing, distribution and manufacturing.

Note 5- Stock Dividend

      During the quarter ended March 31, 2000, the Board of Directors of the Company approved a 5% stock dividend of the Company's international air ambulance transport subsidiaries to shareholders of record on March 31, 2000. The Company will pay this dividend in cash upon the sale of these subsidiaries.

Note 6- Limited Liability Company

      On April 3, 2000, the Company entered into an operating agreement with an unrelated party, which calls for the Company and the unrelated party to establish a limited liability company. The limited liability company will be established to develop strategic alliances, possibly through mergers and acquisitions, with other healthcare and technology companies for the benefit of its investors, including the Company. The Company invested 100,000 common shares of its common stock in exchange for an 18.5% interest in the limited liability company. This investment is being recorded using the equity method of accounting.

Note 7- Notes Receivable-Related Parties

      During the six months ended June 30, 2000, the Company advanced $560,000 to shareholders of Help Innovations, Inc. from which the Company acquired certain assets on November 15, 1999. The advance is collateralized by common stock of the Company, which is being held in escrow and was originally issued to the shareholders of Help Innovations, Inc. as part of the November 15, 1999 asset acquisition.

      During the six months ended June 30, 2000, the Company advanced $400,000 to an officer of its air ambulance subsidiary. The note calls for interest to be charged at 8.50% per annum and is due on or before March 31, 2001. The note is collateralized by 773,333 common shares of the Company held by the officer.

      During the six months ended June 30, 2000, the Company advanced $500,000 to an officer/director of the Company. The note calls for interest at 10% per annum and is due on March 18, 2003.

      During the six months ended June 30, 2000, the Company advanced various amounts totaling $50,300 to various officers. These amounts are due on demand and are interest bearing.

      During the six months ended June 30, 2000, the Company through its subsidiary, Pharmacy Care Specialists paid $172,603 to the State of Florida Medicaid program for overpayment of pharmaceutical drugs invoiced for the period prior to March 1, 1998, the date of acquisition of PCS. The Company was indemnified for any liabilities not known or disclosed at the acquisition date, by the former shareholders. The Company has reflected this amount as a receivable due from the former shareholders in the accompanying balance sheet.

Note 8- Investment in Equity Securities

      During the three months ended June 30, 2000, the Company determined that its investment in Westmark Group Holdings was permanently impaired and, as a result, has written off the entire $2,423,629 investment.

Note 9- Marketable Securities

The Company's marketable securities are considered "available for sale" and, as such, are stated at market value. The net unrealized gains and losses on marketable securities are reported as part of accumulated other comprehensive loss. Realized gains or losses from the sale of marketable securities are based on the specific identification method.

The following is a summary of the Company's investments in marketable securities at June 30, 2000:

                                                                              GROSS UNREALIZED
                                                        AMORTIZED      ---------------------------------
                                                          COST              GAINS             LOSSES           MARKET
                                                     ---------------   ---------------   ---------------   ---------------
Available for sale securities:
      U.S. Treasury securities and debt
        Securities of U.S. Government agencies ....  $     6,278,149   $           112   $        12,554   $     6,265,707
        City and state government obligations .....        6,375,463              --                --           6,375,463
                                                     ---------------   ---------------   ---------------   ---------------

                                                     $    12,653,612   $           112   $        12,554   $    12,641,170
                                                     ===============   ===============   ===============   ===============

There were no gross realized gains or losses on sales of available for sale securities during the three and six-month periods ended June 30, 2000.

The amortized cost and estimated fair value of available for sale securities by contractual maturity at June 30, 2000 is as follows:

                                                                        MARKET
                                                        COST            VALUE
                                                     -----------     -----------
Due in one year or less ........................     $ 6,278,149     $ 6,265,707
Due after one year through five years ..........            --              --
Due after five years through ten years .........            --              --
Due after 10 years .............................       6,375,463       6,375,463
                                                     -----------     -----------
                                                     $12,653,612     $12,641,170
                                                     ===========     ===========

Expected maturities may differ from contractual maturities because the issuer of the securities may have the right to prepay obligations without a prepayment penalty.

Note 10- Litigation and Contingencies

      The Company is engaged in litigation with various parties regarding matters of dispute, which have arisen in the normal course of business. In each instance of litigation where there is a material amount at dispute, the Company has the benefit of indemnification from a third party. The Company anticipates that there will not be a material impact on its financial condition or results of operations from these matters.

      As of August 4, 2000, the Company is aware of 14 purported class action lawsuits that have been filed against Cyber-Care and certain of its executive officers alleging violations of federal securities laws. The Complaints allege that the Company made misrepresentations or omissions regarding the development and future sales forecasts of its Electronic HouseCall System products. All of the actions were filed in the United States District Court for the Southern District of Florida and are in the process of being consolidated into one action. The complaints seek unspecified damages and costs. The Company and the executives believe the claims lack merit and they intend to vigorously defend these lawsuits. However, the Company cannot predict the outcome of this litigation or the impact that these lawsuits or any other suits, claims, or investigations relating to the same subject matter may have on the Company's liquidity or financial condition. In light of the foregoing, the liability, if any, of the Company in relation to such possible claims cannot be estimated at this time.

Note 11 - Segment and Related Information

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

      PHARMACY SERVICES is an institutional pharmacy located in Lakeland, Florida, which provides unit-dosed medications to over 5,600 residents in assisted-living facilities in Florida. Pharmacy Services delivers medications to the facilities.

      INTERNATIONAL AIR AMBULANCE TRANSPORT offers national and international fixed-wing air ambulance transport services to ill, injured or otherwise incapacitated persons requiring relocation and possible emergency medical care during flight. Circumstances requiring the Company's transport services include the relocation of patients requiring specialized medical procedures such as organ transplants, cancer treatment, specialized cardiac surgery, burn care, stroke care and advanced brain and spinal cord surgery, as well as transportation to hospitals and medical facilities recognized nationally for excellence in their respective fields. We are currently considering selling or spinning off this segment.

      The accounting policies of the reportable segments are the same as those described in Note 1 to the Company's Condensed Consolidated Financial Statements. The Company evaluates the performance of its operating segments based upon income before taxes and nonrecurring charges such as beneficial conversion feature and extraordinary items.

      Segment information for the six months ended June 30, 2000 and 1999 was as follows:

      For the six months ended June 30, 2000:

                                         TECHNOLOGY
                                          ASSISTED        PHYSICAL AND                        INTERNATIONAL
                                          DISEASE         OCCUPATIONAL         PHARMACY       AIR AMBULANCE
                                         MANAGEMENT      REHABILITATION        SERVICES         TRANSPORT            TOTAL
                                      ---------------    ---------------   ---------------   ---------------    ---------------
Revenue ............................  $       463,090    $     6,064,405   $     3,064,322   $    10,846,796    $    20,438,613
Income (loss) from
  continuing operations ............  $    (8,111,079)   $       680,308   $        52,944   $      (682,841)   $    (8,060,668)

Depreciation and
  amortization .....................  $       714,004    $       116,138   $        45,959   $     1,012,722    $     1,888,823
Total assets .......................  $    17,118,808    $    10,042,326   $     2,555,004   $    27,934,534    $    57,650,672

      For the six months ended June 30, 1999:

                                         TECHNOLOGY
                                          ASSISTED        PHYSICAL AND                        INTERNATIONAL
                                          DISEASE         OCCUPATIONAL         PHARMACY       AIR AMBULANCE
                                         MANAGEMENT      REHABILITATION        SERVICES         TRANSPORT            TOTAL
                                      ---------------    ---------------   ---------------   ---------------    ---------------
Revenue ............................  $       226,566    $     4,214,960   $     2,215,287   $     9,452,194    $    16,109,007
Income (loss) from
  continuing operations ............  $      (206,160)   $       836,372   $       270,132   $       674,879    $     1,575,223
Depreciation and
  amortization .....................  $        49,679    $       112,502   $        45,528   $       913,693    $     1,121,402
Total assets .......................  $     2,640,236    $     7,252,043   $     2,114,463   $    26,111,178    $    38,117,920

      Reconciliation to consolidated amounts:

                                                       FOR THE SIX MONTHS
                                                          ENDED JUNE 30,
                                                   ----------------------------
                                                       2000            1999
                                                   ------------    ------------
Revenue
    Total revenue for reportable segments ........ $ 20,438,613    $ 16,109,007
    Other revenues ...............................        3,427          46,814
                                                   ------------    ------------
        Total revenues from operations ........... $ 20,442,040    $ 16,155,821
                                                   ============    ============


(Loss) income from continuing operations
    Segments ..................................... $ (8,060,668)   $  1,575,223
    Unallocated amounts
        Interest-beneficial conversion feature ...     (657,321)       (752,133)
        Write-off of investment in equity
          securities..............................   (2,423,629)           --
        Interest income ..........................      931,498          28,478
        Other ....................................      120,706        (148,815)
        Loss from discontinued operation .........         --           (79,424)
                                                   ------------    ------------
Net (loss) income ................................ $(10,089,414)   $    623,329
                                                   ============    ============

Assets

    Total assets for reportable segments ......... $ 57,650,672    $ 38,117,920
    Other assets .................................   34,507,488       1,959,696
    Corporate headquarters - fixed assets ........      219,247         121,558
                                                   ------------    ------------
    Total assets ................................. $ 92,377,407    $ 40,199,174
                                                   ============    ============

Note 12- Subsequent Events

Sale of Rehabilitation Subsidiary

      On June 30, 2000, the Company entered into a letter of intent to sell one of its rehabilitation subsidiaries to the former owner. The agreement calls for the Company to sell 100% of the stock in the subsidiary in exchange for an interest bearing note in the amount of $1,850,000, forgive $2,000,000 in intercompany loans and sell the former owner 500,000 shares of the Company's common stock at a price of $6.83 per share payable by an interest bearing note. Both notes are to be collateralized by the underlying common shares purchased, the stock of the subsidiary and the stock of other related companies owned by the former owner. The terms of the agreement also call for the waiver of any shares or other contingent consideration, which would have been due to the former owner under the terms of the original purchase agreement between the Company and former owner of the rehabilitation subsidiary. Such shares on an amortized basis would have been 1,578,874. The Company anticipates that upon the completion of the sale of the subsidiary, will result in a loss of approximately $2.9 million.

Sale of Air Ambulance Segment

      On August 4, 2000, the Company signed a Letter of Intent to sell its Air Ambulance segment for $8.5 million plus assumption of all debt to a board member and outside investors. The Company has received a non-refundable deposit of Cyber-Care common stock valued at $1 million. Under the terms of the transaction, the purchasers will pay an additional $1.4 million in Cyber-Care common stock and will issue a short-term note bearing interest at 10% for $6.1 million collateralized by substantially all of the Air Ambulance assets. The sale is subject to the approval of the Board of Directors.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENT

      This Quarterly Report on Form 10-QSB contains forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the Company's actual results to differ materially from those indicated by such forward-looking statements. These factors include, without limitation, changes in the regulation of the healthcare industry at either the federal or state levels, changes in reimbursement for services by government or private payors, competitive pressures in the healthcare industry and the Company's response thereto, delays or inefficiencies in the introduction of new products, the Company's ability to obtain capital in favorable terms and conditions, and general conditions in this economy.

      The following discussion of the Company's results of operations and financial condition should be read in conjunction with the Company's condensed consolidated unaudited Financial Statements listed in Part I, Item I and the Notes thereto appearing elsewhere in this Form 10-QSB, and the Company's audited Consolidated Financial Statements listed in Item 7 and the Notes thereto appearing in the Company's 1999 Annual Report on Form 10-KSB.

RESULTS OF OPERATIONS - CYBER-CARE CONSOLIDATED

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999.

       Total revenue from operations increased 26.5% to $20,442,040 for the six months ended June 30, 2000 from $16,155,821 for the six months ended June 30, 1999, driven by increases in the air ambulance, physical and occupational rehabilitation and pharmacy segments. Revenue from the acquisitions of Carolina Rehab, Air Response, and Southeast Medical was $2,077,000, $1,425,000 and $407,000, respectively for the six months ended June 30, 2000. In addition, revenue also increased from increased rates and miles flown in the air ambulance business and opening of new locations in the physical therapy and rehabilitation segment. Cybercare Technologies, Inc. which was purchased by the Company in September 1999, is in the process of developing, producing and distributing its Electronic Housecall System and generated only nominal revenues during the six months ended June 30, 2000.

      Cost of services, which includes payroll, materials and other expenses directly associated with our services, increased 66.9% or $5,932,306, from $8,868,003 for the six months ended June 30, 1999 to $14,800,309 for the six months ended June 30, 2000. The increase resulted from the acquisitions of Carolina Rehab, Air Response, Southeast Medical and Cyber-Care Technologies. In addition, the increase was due to additional maintenance to the aircraft fleet, raise in fuel costs, expansion of our pharmacy and rehabilitation segments and costs associated with the EHC unit.

      General and administrative expenses increased 82.6% to $8,886,427, for the six months ended June 30, 2000 from $4,866,907 for the six months ended June 30, 1999. The increase was due to increased costs associated with internal growth which included infrastructure and additional staff needed by the technology segment, operating additional air ambulance locations, back office support and corporate staff and finance and accounting staff, and from acquisitions in the air ambulance and physical and occupational rehabilitation segments.

      We had an operating loss of $6,443,373 for the six months ended June 30, 2000 as compared to operating income of $1,206,691 for the six months ended June 30, 1999. A significant portion of this increase in loss, $8,108,248, was due to expenses incurred by Cybercare Technologies as it continues to develop the Electronic Housecall System product and related markets.

      We had a net loss of $10,089,414 for the six months ended June 30, 2000 in comparison to a net profit of $623,329 for the six months ended June 30, 1999 as a result of the Cyber-Care Technologies losses and the one time $2,423,629 write-off of our investment in Westmark Group Holdings. In particular, the majority of the loss was due to expenses incurred and investments made by Cybercare Technologies to develop the Electronic Housecall System for which only nominal revenues were generated during the first two quarters of 2000.

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2000 AND 1999

       Total revenue from operations increased 8.9% to $9,418,400 for the three months ended June 30, 2000 from $8,650,947 for the three months ended June 30, 1999, due to revenue from the acquisitions of Carolina Rehab, Air Response and Southeast Medical. In addition, revenue also increased from increased rates and miles flown in the air ambulance business and opening of new locations in the physical therapy and rehabilitation segment. Cybercare Technologies, which was purchased by the Company in September 1999, is in the process of developing, producing and distributing its Electronic Housecall System and generated only nominal revenues during the quarter ended June 30, 2000.

      Cost of services, which includes payroll, materials and other expenses directly associated with our services, increased 30.6% or $1,654,011, from $5,399,307 for the three months ended June 30, 1999 to $7,053,318 for the three months ended June 30, 2000. The increase resulted from the acquisitions of Carolina Rehab, Air Response, Southeast Medical and Cyber-Care Technologies. In addition, the increase was due to additional maintenance of the aircraft fleet, raise in fuel costs and expansion of our pharmacy and rehabilitation segments and costs associated with the EHC unit.

      General and administrative expenses increased 163.9%, to $5,301,190, for the three months ended June 30, 2000 from $2,008,928 for the three months ended June 30, 1999. The increase was due to increased costs associated with internal growth which included infrastructure and additional staff needed by our technology segment, operating additional air ambulance locations, back office support and corporate staff and finance and accounting staff, and from acquisitions in the air ambulance and physical and occupational rehabilitation segments.

      We had an operating loss of $4,772,871 for the three months ended June 30, 2000 as compared to operating income of $534,080 for the three months ended June 30, 1999. A significant portion of this increase, $4,664,845, was due to expenses incurred by Cybercare Technologies as it continues to develop the Electronic Housecall System product and related markets.

      We had a net loss of $7,301,133 for the three months ended June 30, 2000 in comparison to a net profit of $675,796 for the three months ended June 30, 1999, as a result of the items discussed above. In particular, the loss was due to expenses incurred and investments made by Cybercare Technologies to develop the Electronic Housecall System for which only nominal revenues were generated during the three months ended June 30, 2000.

LIQUIDITY AND CAPITAL RESOURCES

      Historically, we have financed our growth from the issuance of common stock and convertible debentures. For the six months ended June 30, 2000, we raised approximately $27,500,000 through equity offerings, which we are using for general working capital purposes and for the development of products and technologies in the Cybercare Technologies segment. Our capital requirements will continue to be significant through fiscal 2000. We had working capital of approximately $35,632,000 as of June 30, 2000. In addition, we have credit facilities of approximately $5,000,000, of which approximately $4,000,000 was available for borrowing as of June 30, 2000.

      We anticipate that our current working capital and available borrowings will provide sufficient liquidity to fund the Company's operations through fiscal 2000. However, we can provide no assurance that our ability to fund operations through fiscal 2000 will not be shortened due to factors beyond our control, such as lower than expected revenues or increased expenses.

      As of June 30, 2000, we had current liabilities of approximately $7,208,000, which includes: (1) approximately $916,000 which consists of three credit facilities, which accrue interest at rates between 8.0% and 11.5%; and
(2) approximately $873,000 which consists of the current portion of our notes payable and long-term debt. In addition, we will owe minimum payments on operating leases of approximately $1,700,000 during the remainder of fiscal 2000. As of June 30, 2000, we had long-term liabilities of approximately $14,400,000, which includes approximately $14,200,000 of notes payable and long-term debt pertaining to our aircraft, which mature at various dates through April 2005.

      Except for borrowings available under our lines of credit, we have no commitment for additional financings or borrowings. We can provide no assurance that additional debt or equity financing will be undertaken, and, if undertaken, will be successful. Lower than expected earnings resulting from adverse conditions or otherwise, could restrict our ability to expand our operations, or otherwise fully execute our business plan.

      Our net cash flow used in operating activities was $7,459,318 and $344,530 for the six months ended June 30, 2000 and 1999, respectively. The $7,642,103 increase is due primarily to the Company's net loss.

      Our net cash used in investing activities was $19,087,003 and $1,841,913 for the six months ended June 30, 2000, and 1999, respectively. This is due primarily to an increase in equipment purchases relating to aircraft, the purchase of marketable securities and advances to related parties.

      Our net cash flows provided by financing activities was $32,855,415 and $2,197,499 for the six months ended June 30, 2000 and 1999, respectively. The increase was due primarily to private placement proceeds received during the six months ended June 30, 2000.

RESULTS OF OPERATIONS -- TECHNOLOGY ASSISTED DISEASE MANAGEMENT SEGMENT

      Technology assisted disease management segment had minimal revenue for the period and incurred development and start-up costs of approximately $8,111,079 for the six months ended June 30, 2000.

RESULTS OF OPERATIONS - PHYSICAL AND OCCUPATIONAL REHABILITATION SERVICES
SEGMENT

      Physical and occupational rehabilitation's revenue increased 43.9%, or $1,849,445, to $6,064,405, from $4,214,960, primarily as a result of acquisitions made at the end of 1999, internal growth and offset by the sale of Valley Pain.

      Cost of services, which includes payroll, medical supplies, and other expenses associated with increased revenue increased from $1,304,865 or 31% of revenue for the six months ended June 30, 1999, to $3,584,464, or 59.1% of revenue for the six months ended June 30, 2000. This increase is due to the acquisitions of Carolina Rehab and Southeast Medical and internal expansion of the number of facilities. General and administrative expenses for the six months ended June 30, 2000 were $1,518,908, or 25.1% of revenue, compared to $1,910,247 or 45.3% of revenue for the six months ended June 30, 1999. The 20.2% improvement reflects our ability to control overhead costs so that they do not rise at the same rate as revenues. Income from continuing operations decreased 18.7% or $156,064 to $680,308 for the six months ended June 30, 2000, from a profit of $836,372 in the year earlier, reflecting the acquisitions, internal growth and was offset by the sale of Valley Pain.

RESULTS OF OPERATIONS - INTERNATIONAL AIR AMBULANCE TRANSPORT SEGMENT

      International air ambulance transport's revenue increased 14.8%, or $1,394,602, to $10,846,796 for the six months ended June 30, 2000, from $9,452,194 for the six months ended June 30, 1999, driven by the acquisition of Air Response, effective March 1, 1999, and increased rates, utilization of aircraft and miles flown. Cost of services, which includes fuel, maintenance, payroll and other expenses directly associated with our service increased from $6,240,465, or 66.0% of revenues, for the six months ended June 30, 1999 to $8,457,257, or 78.0% of revenues, for the six months ended June 30, 2000. This increase is due to increases in fuel prices, payroll and repairs and maintenance. General and administrative expenses increased 20.1% to $1,243,088 for the six months ended June 30, 2000 from $1,034,901 for the six months ended June 30, 1999. Net loss was $682,841 for the six months ended June 30, 2000, compared to net income of $674,879 for the same period last year, reflecting increased operating costs associated with the acquisition of Air Response, an increase in overall operating costs, and the decrease in aircraft availability due to scheduled and unscheduled maintenance.

RESULTS OF OPERATIONS - PHARMACY SERVICES SEGMENT

      Pharmacy's revenue increased 38.3%, or $849,035, to $3,064,322 for the six months ended June 30, 2000 compared to $2,215,287 for the six months ended June 30, 1999. The increase reflects substantial growth resulting from adding additional adult living facility customers. Cost of services, which includes pharmaceutical supplies, payroll, and other expenses directly associated with our services increased from $1,297,824, or 58.6% of revenue for the six months ended June 30, 1999 to $2,328,660, or 76% of revenue, for the six months ended June 30, 2000. This increase is due cost relating to the expansion of the facility, increase in the number of personnel and increase in cost of pharmaceutical supplies. General and administrative expenses for the six months ended June 30, 2000 were $625,532, or 20.4% of revenue, compared to $597,019, or 26.9% of revenue, for the six months ended June 30, 1999. Income from continuing operations was $52,944 for the six months ended June 30, 2000, compared to operating income of $270,132 for the six months ended June 30, 1999, reflecting the move and expansion into our new 15,000 square foot fulfillment center and our costs associated with growth.

                                     PART II

                                OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

      The Company is engaged in litigation with various parties regarding matters of dispute, which have arisen in the normal course of business. In each instance of litigation where there is a material amount at dispute the Company has the benefit of indemnification from a third party. The Company anticipates that there will not be a material impact on its financial condition or results of operations from these matters.

      As of August 4, 2000, the Company is aware of 14 purported class action lawsuits that have been filed against Cyber-Care and certain of its executive officers alleging violations of federal securities laws. The Complaints allege that the Company made misrepresentations or omissions regarding the development and future sales forecasts of its Electronic HouseCall System products. All of the actions were filed in the United States District Court for the Southern District of Florida and are in the process of being consolidated into one action. The complaints seek unspecified damages and costs. The Company and the executives believe the claims lack merit and they intend to vigorously defend these lawsuits. However, the Company cannot predict the outcome of this litigation or the impact that these lawsuits or any other suits, claims, or investigations relating to the same subject matter may have on the Company's liquidity or financial condition. In light of the foregoing, the liability, if any, of the Company in relation to such possible claims cannot be estimated at this time.

ITEM 2.           CHANGES IN SECURITIES AND USE OF PROCEEDS

      During the quarter ended June 30, 2000, the Company issued 10,000 shares of common stock valued at $78,750 for payment of services rendered.

      During the quarter ended June 30, 2000, the Company sold 1,295,546 shares of common stock for $17,597,000, net of underwriter fees.

      During the quarter ended June 30, 2000, the Company issued 1,330,338 shares of common stock upon exercise of stock options and warrants which resulted in proceeds of $1,695,137 in cash and 22,748 shares of the Company's common stock to certain directors under the Company's stock option plans.

      During the quarter ended June 30, 2000, the Company issued 3,858,847 shares of common stock upon conversion of subordinated debentures valued at $6,792,846.

      During the quarter ended June 30, 2000, the Company contributed 100,000 common shares valued at $1,631,300 for an 18% interest in a limited liability company.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8K

      (a)   None

                                   SIGNATURES

      In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                CYBER-CARE, INC.
                                ----------------
                                  (Registrant)

AUGUST 8, 2000    By:   /s/ MICHAEL F. MORRELL
--------------          --------------------------------------------------------
(Date)                  Michael F. Morrell, Chairman of the Board & Chief
                        Executive Officer

AUGUST 8, 2000    By:   /s/ PAUL C. PERSHES
--------------          --------------------------------------------------------
(Date)                  Paul C. Pershes, President and Director

AUGUST 8, 2000    By:   /s/ DANA PUSATERI
--------------          --------------------------------------------------------
(Date)                  Dana Pusateri, Chief Operating Officer

AUGUST 8, 2000    By:   /s/ LINDA MOORE
--------------          --------------------------------------------------------
(Date)                  Linda Moore, Senior Vice President

AUGUST 8, 2000    By:   /s/ ARTHUR KOBRIN
--------------          --------------------------------------------------------
(Date)                  Arthur Kobrin, Chief Accounting Officer