Form 10QSB
period 2000-09-30
CYBER CARE INC
filed 2000-11-14
CIK 887904

U.S. Securities and Exchange Commission
                             Washington, DC 20549

                                 Form 10-QSB



      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 2000

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _____________to_____________

                        Commission file number 0-20356

                               CYBER-CARE, INC.
                               ----------------
      (Exact name of small business issuer as specified in its charter)


                FLORIDA                                 65-0158479
                -------                                 ----------
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

      The registrant has one class of common stock, $0.0025 par value, of which 64,785,253 shares were outstanding as of October 31, 2000.

                                CYBER-CARE, INC.

                     10-QSB QUARTER ENDED SEPTEMBER 30, 2000



                                 TABLE OF CONTENTS


FORM 10-QSB   FORM 10-QSB    FORM 10-QSB
PART NO.      ITEM NO.       DESCRIPTION                                PAGE NO.

I.                           FINANCIAL INFORMATION

              1.             Financial Statements (Unaudited)

                       -     Condensed Consolidated Balance Sheet
                             as of September 30, 2000                         3

                       -     Condensed Consolidated Statements of
                             Operations for the Three and Nine Months
                             Ended September 30, 2000 and 1999                4

                       -     Condensed Consolidated Statements of
                             Cash Flows for the Nine Months Ended
                             September 30, 2000 and 1999                      5

                       -     Notes to Condensed Consolidated
                             Financial Statements                             8

              2.             Management's Discussion and Analysis of
                             Financial Condition and Results of
                             Operations                                      16

II.                          OTHER INFORMATION

                             1. Legal Proceedings                            20
                             2. Changes in Securities and Use of Proceeds    20
                             3. Defaults Upon Senior Securities              21
                             4. Submission of Matters to a Vote of
                                  Security Holders                           21
                             5. Other Information                            21
                             6. Exhibits and Reports on Form 8-K             21

                             Signatures                                      22

                               CYBER-CARE, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEET
                              SEPTEMBER 30, 2000
                                 (Unaudited)

                                    ASSETS

Current Assets:
   Cash and cash equivalents ..................................   $  11,260,246
   Marketable securities ......................................      15,208,950
   Trade accounts receivable, net .............................       5,056,433
   Net assets of discontinued operations ......................       8,868,236
   Inventories ................................................       3,445,005
   Current maturities of notes receivable - related parties ...       1,777,679
   Prepaid expenses and other current assets ..................         803,186
                                                                  -------------
        Total current assets ..................................      46,419,735

   Property and equipment, net ................................       2,110,551
   Notes receivable - related parties, less current maturities        1,778,281
   Intangibles, net ...........................................      17,313,598
   Other assets ...............................................       3,209,537
                                                                  -------------
        Total assets ..........................................   $  70,831,702
                                                                  =============
                 LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
   Accounts payable ...........................................   $   1,560,282
   Accrued liabilities ........................................       2,315,725
   Lines of credit ............................................       1,304,377
   Other current liabilities ..................................         164,270
                                                                  -------------
        Total current liabilities .............................       5,344,654

   Other liabilities ..........................................         154,608
                                                                  -------------
        Total liabilities .....................................       5,499,262
                                                                  -------------

Commitments and contingencies .................................               -

Shareholders' Equity:
     Preferred stock, 20,000,000 shares authorized; 19,800,000
        shares available for issuance .........................               -
     Common stock, $0.0025 par value, 200,000,000 shares
        authorized; 64,770,624 shares issued and outstanding ..         161,927
     Capital in excess of par .................................     122,585,634
     Stock subscription receivable ............................      (3,915,168)
     Accumulated other comprehensive loss .....................          (2,208)
     Accumulated deficit ......................................     (53,497,745)
                                                                  -------------
        Total shareholders' equity ............................      65,332,440
                                                                  -------------
        Total liabilities and shareholders' equity ............   $  70,831,702
                                                                  =============

               The Accompanying Notes Are An Integral Part of the
                  Condensed Consolidated Financial Statements

                                CYBER-CARE, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (Unaudited)

                                                                       THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                                         SEPTEMBER 30,                       SEPTEMBER 30,
                                                                 ------------------------------      ------------------------------
                                                                     2000              1999              2000              1999
                                                                 ------------      ------------      ------------      ------------
Revenue from operations ....................................     $  4,534,746      $  5,035,371      $ 14,129,990      $ 11,738,998
                                                                 ------------      ------------      ------------      ------------
Costs and expenses:
      Costs of services ....................................        2,777,610         1,851,668         8,989,724         4,479,206
      Selling, general and administrative ..................        4,113,406         1,670,577         9,972,930         5,502,583
      Research, development and engineering ................        1,838,234                 -         5,035,377                 -
      Depreciation and amortization ........................          312,556           223,297         1,216,121           523,824
                                                                 ------------      ------------      ------------      ------------
                  Total costs and expenses .................        9,041,806         3,745,542        25,214,152        10,505,613
                                                                 ------------      ------------      ------------      ------------
Operating (loss) income ....................................       (4,507,060)        1,289,829       (11,084,162)        1,233,385

Other income (expense):
      Interest income ......................................          712,472            34,728         1,613,973            63,206
      Interest expense .....................................         (223,639)         (108,120)         (886,185)         (646,406)
      Interest - beneficial conversion feature .............                -          (132,156)         (657,321)         (884,289)
      Gain on sale of subsidiary ...........................                -                 -                 -         1,255,959
      Write-off of investment in equity securities .........                -                 -        (2,423,629)                -
      Other income .........................................            5,353            76,790            17,877           167,090
                                                                 ------------      ------------      ------------      ------------
                Total other income (expense) ...............          494,186          (128,758)       (2,335,285)          (44,440)
                                                                 ------------      ------------      ------------      ------------
(Loss) income from continuing operations ...................       (4,012,874)        1,161,071       (13,419,447)        1,188,945

Loss from discontinued operations ..........................         (943,662)         (925,971)       (1,626,503)         (330,516)
                                                                 ------------      ------------      ------------      ------------
Net (loss) income ..........................................     $ (4,956,536)     $    235,100      $(15,045,950)     $    858,429
                                                                 ============      ============      ============      ============
(Loss) income per share of common stock:

      Basic (loss) income per common share:
          (Loss) income from continuing operations .........     $      (0.06)     $       0.04      $      (0.22)     $       0.04
          Discontinued operations ..........................            (0.02)            (0.03)            (0.03)            (0.01)
                                                                 ------------      ------------      ------------      ------------
          Net (loss) income ................................     $      (0.08)     $       0.01      $      (0.25)     $       0.03
                                                                 ============      ============      ============      ============
      Diluted (loss) income per common share:
          (Loss) income from continuing operations .........     $      (0.06)     $       0.03      $      (0.22)     $       0.04
          Discontinued operations ..........................            (0.02)            (0.02)            (0.03)            (0.01)
                                                                 ------------      ------------      ------------      ------------
          Net (loss) income ................................     $      (0.08)     $       0.01      $      (0.25)     $       0.03
                                                                 ============      ============      ============      ============
Weighted average shares outstanding:
          Basic ............................................       64,706,447        30,752,747        59,924,005        26,058,396
                                                                 ============      ============      ============      ============
          Diluted ..........................................       64,706,447        35,793,678        59,924,005        30,149,801
                                                                 ============      ============      ============      ============

               The Accompanying Notes Are An Integral Part of the
                  Condensed Consolidated Financial Statements

                                CYBER-CARE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                            NINE MONTHS ENDED
                                                                                                              SEPTEMBER 30,
                                                                                                     ------------------------------
                                                                                                         2000              1999
                                                                                                     ------------      ------------
Operating activities:
(Loss) income from continuing operations .......................................................     $(13,419,447)     $  1,188,945
Loss from discontinued operations ..............................................................       (1,626,503)         (330,516)
Adjustments to reconcile net (loss) income to net cash
  used in operating activities:
         Depreciation ..........................................................................          190,006           176,759
         Amortization ..........................................................................        1,026,115           347,065
         Provision for doubtful accounts .......................................................          876,977            15,577
         Write-off of investment in equity securities ..........................................        2,423,629                 -
         Interest - beneficial conversion feature ..............................................          657,321           884,289
         Gain on sale of investments ...........................................................                -           (76,790)
         Common stock issued for services ......................................................          141,250            84,032
         Net liabilities of discontinued operations ............................................         (773,524)         (418,243)
         Net assets of discontinued operations .................................................       (1,039,896)         (733,546)
         Equity in income from unconsolidated company ..........................................                -           (90,300)
         Gain on sale of subsidiary ............................................................                -        (1,255,959)
         Changes in operating assets and liabilities, net of effects from dispositions:
               Trade accounts receivable .......................................................       (2,318,030)         (402,198)
               Inventories .....................................................................       (3,152,625)          (67,831)
               Prepaid expenses and other current assets .......................................           75,669          (252,777)
               Accounts payable ................................................................          864,581          (851,270)
               Accrued liabilities .............................................................          980,019          (366,355)
                                                                                                     ------------      ------------
      Net cash used in operating activities ....................................................      (15,094,458)       (2,149,118)
                                                                                                     ------------      ------------
Investing activities:
Purchase of marketable securities ..............................................................      (15,211,158)                -
Advances to related parties, net ...............................................................       (3,757,049)                -
Capital expenditures ...........................................................................         (618,883)         (265,682)
Proceeds from sale of investment in equity securities ..........................................                -            60,833
Cash received from acquisitions, net ...........................................................                -            96,825
Proceeds from sale of subsidiary ...............................................................                -           352,000
Payment of notes receivable ....................................................................                -           205,365
Change in intangible and other assets ..........................................................         (170,248)         (893,139)
                                                                                                     ------------      ------------
      Net cash used in investing activities ....................................................      (19,757,338)         (443,798)
                                                                                                     ------------      ------------
Financing activities:
Principal payments on long-term debt ...........................................................         (133,334)                -
Net borrowings (repayments) under lines of credit ..............................................       (2,477,215)         (214,954)
Proceeds from exercise of stock options and warrants ...........................................        4,623,056            94,000
Proceeds from sale of common stock .............................................................       27,565,533                 -
Proceeds from convertible debentures ...........................................................        5,142,895                 -
(Repayment) proceeds from subordinated debentures ..............................................         (367,500)        2,800,000
                                                                                                     ------------      ------------
      Net cash provided by financing activities ................................................       34,353,435         2,679,046
                                                                                                     ------------      ------------
Net (decrease) increase in cash and cash equivalents ...........................................         (498,361)           86,130
Cash and cash equivalents at the beginning of period ...........................................       11,758,607           698,574
                                                                                                     ------------      ------------
Cash and cash equivalents at the end of period .................................................     $ 11,260,246      $    784,704
                                                                                                     ============      ============

               The Accompanying Notes Are An Integral Part of the
                  Condensed Consolidated Financial Statements

                                CYBER-CARE, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued
                                   (Unaudited)

                                                             NINE MONTHS ENDED
                                                                SEPTEMBER 30,
                                                           ---------------------
                                                              2000        1999
                                                           ---------   ---------
Supplemental disclosure of cash flow information:
      Cash payments for interest .......................   $ 439,396   $ 611,961

Supplemental disclosure of non-cash investing and financing activities:

In March 2000, the Company refinanced aircraft debt totaling $14,500,000 in principal, calling for a fixed interest rate of 9.95%, payable over sixty months with a balloon payment due April 1, 2005. As part of the refinancing, the Company purchased an airplane, which was previously leased, for $1,175,000 and upgraded its engine maintenance program for $1,111,258.

In March 2000, the Company repaid a $600,000 note by issuing 60,000 shares of the Company's common stock.

During the nine months ended September 30, 2000, certain officers repaid a portion of their notes, aggregating $1,625,875, due to the Company in exchange for shares of outstanding common stock, which were held by the officers.

During the nine months ended September 30, 2000, the Company issued warrants under a consulting agreement to purchase up to 200,000 common shares valued at $368,000, at an exercise price of $5.00 per share.

During the nine months ended September 30, 2000, the Company issued 942 shares of common stock valued at $21,077 as additional consideration for an acquisition that was made in 1998. During the quarter ended September 30, 2000, the Company issued 70,000 shares of common stock valued at $310,660 as additional consideration for an acquisition that was made in 1999.

During the nine months ended September 30, 2000, the Company issued 8,985,998 common shares upon conversion of $16,174,288 of convertible debentures and applied $6,173,787 of deferred financing costs to capital in excess of par.

During the nine months ended September 30, 2000, the Company issued 29,091 common shares to consultants for services rendered and valued at $141,250.

During the nine months ended September 30, 2000, the Company entered into an operating agreement with a limited liability company. In accordance with this operating agreement, the Company has contributed 200,000 common shares, valued at $2,384,400.

During the nine months ended September 30, 2000, the Company issued 15,000 common shares to an unrelated party in order to purchase a domain name, valued at $101,250.

During the nine months ended September 30, 2000, three directors exercised options to purchase 447,600 shares of the Company's common stock by issuing notes to the Company in the amount of $885,875 which bears interest at the applicable federal rate (AFR). These notes are included within the stockholders' equity section of the accompanying condensed consolidated balance sheet. Also during the three months ended September 30, 2000, one of these directors repaid his note to the Company by returning to the Company 70,903 shares, valued at $450,875.

               The Accompanying Notes Are An Integral Part of the
                  Condensed Consolidated Financial Statements

                               CYBER-CARE, INC.
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued
                                 (Unaudited)

Effective March 1, 1999, the Company issued 3,866,667 common shares valued at $2,900,000 ($0.75 per share) to acquire Air Response, Inc. Also, as discussed in
Note 2, during September 2000, the Company entered into an agreement to sell Air Response, Inc. to a former member of the Board of Directors of Cyber-Care, Inc. and to Air Response Medical Transport Corporation. In connection with this agreement, 345,921 shares of common stock have been returned to the Company, valued at $2,400,000.

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

During the nine months ended September 30, 1999, the Company issued 298,579 common shares in lieu of cash payments of penalties and interest owed on the subordinated debentures valued at $292,503. Penalties were caused by a delay in filing a registration statement.

During the nine months ended September 30, 1999, the Company issued 135,750 shares of the Company's common stock in lieu of services rendered valued at $84,032.

During the nine months ended September 30, 1999, the Company issued 57,630 common shares as partial consideration for the purchase of operating assets. The shares were valued at $62,500.

During the nine months ended September 30, 1999, the Company repurchased 54,806 common shares of the Company at $1.75 from a former officer and director. In payment of all obligations due the former officer and director, the Company issued a note in the amount of $100,000.

During the nine months ended September 30, 1999, the Company issued 75,000 shares of the Company's common stock in lieu of services rendered by two former employees.

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

In July 1999, the Company issued 118,223 shares of the Company's common stock to officers and employees in repayment of loans valued at $0.60 per share or $70,934.

The value of the above shares was determined using the quoted market prices on the dates the transactions took place.


               The Accompanying Notes Are An Integral Part of the
                  Condensed Consolidated Financial Statements

                               CYBER-CARE, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 2000
                                 (UNAUDITED)


Note 1 - Organization and Summary of Significant Accounting Policies

Organization

      Cyber-Care, Inc. ("Cyber-Care" or the "Company") was incorporated in the State of Florida on September 29, 1989 and commenced operations on February 27, 1990. The Company is a technology assisted health management company with three business segments: Technology assisted disease management, physical, occupational and speech therapy services and institutional pharmacy services. As discussed in Note 2, during September 2000, the Company entered into an agreement to sell its international air ambulance transport segment.

Basis of Presentation and Consolidation

      The accompanying condensed consolidated financial statements have been prepared by the Company and are unaudited pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information related to the Company's significant accounting policies and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. In the opinion of management, these unaudited condensed consolidated financial statements reflect all material adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the consolidated financial position and consolidated results of operations for the interim periods presented. These results are not necessarily indicative of a full years results of operations. Certain reclassifications have been made to the prior period financial statements to conform to the September 30, 2000 presentation.

      Although the Company believes that the disclosures provided are adequate to make the information presented not misleading, these unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999.

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

      The Company has one comprehensive income statement item, the effect of which was a loss of $2,208 at September 30, 2000. As a result, the Company's comprehensive loss was $2,208 and $0 for the nine months ended September 30, 2000 and 1999, respectively.

(Loss) Earnings Per Common Share

      Basic (loss) earnings per common share is computed using the weighted average common shares outstanding. Diluted (loss) earnings per share is computed based on the assumption that all of the convertible preferred stock and convertible subordinated debentures are converted into common shares, and that all stock options where the exercise price is less than the market value have been considered exercised under the treasury stock method.

      Under this assumption, the weighted average number of common shares outstanding are increased accordingly. Options and warrants have been excluded from the calculation of loss per common share for the three and nine months ended September 30, 2000 because their effect would have been anti-dilutive.

Marketable Securities

      The Company's marketable securities are considered "available for sale" and, as such, are stated at market value. The net unrealized gains and losses on marketable securities are reported as part of accumulated other comprehensive loss. Realized gains and losses from the sale of marketable securities are based on the specific identification method.

Reclassifications

      Certain research, development and engineering costs related to the Company's technology assisted disease management segment were included in costs of services and selling, general and administrative expenses during the first two quarters of 2000. During the third quarter, the Company reclassified $284,622 and $854,260, respectively, of such amounts to research, development and engineering expenses for the three months ended September 30, 2000. During the third quarter, the Company reclassified $415,560 and $2,638,075, respectively, of such amounts to research, development and engineering expenses for the nine months ended September 30, 2000. No material research, development and engineering costs were incurred during 1999. This reclassification did not impact the Company's net loss per share as reported in previous quarters.

Recently Issued Accounting Pronouncements

      In December 1999, the Securities and Exchange Commission staff released Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition." SAB 101 provides interpretive guidance on the recognition, presentation and disclosure of revenue in financial statements. The Company does not expect its implementation will have a material effect on its reported operating results.


Note 2 - Acquisitions and Dispositions

      On September 15, 2000, the Company entered into an agreement (the "Agreement") to sell the subsidiaries that comprise its international air ambulance transport segment to a former board member of the Company and to Air Response Medical Transport Corp. ("Purchasers") for $8,500,000 plus assumption of all debts related to the subsidiaries' operations. Under the terms of the Agreement, the Purchasers paid $2,400,000 in Cyber-Care common stock and issued a $6,100,000 short-term note bearing interest at 10%, which is collateralized by substantially all of the air ambulance assets. The Purchasers also assumed all of the segment's debt, which aggregated approximately $18,400,000, in accordance with this agreement.

      The Company is accounting for the Agreement as a discontinued operation and has deferred the expected gain on disposal until the Purchasers repay the note or otherwise fulfill all of their obligations under the agreement. Accordingly, the Company has reflected the net assets of this segment, including amounts owed as part of the Agreement, as "Net Assets of Discontinued Operations," in the accompanying condensed consolidated balance sheet. The gain that may result from this transaction has been offset by an accrual for estimated future operating losses, which is also included in "Net Assets of Discontinued Operations." In addition, the operating results of this segment have been reported as a single line item in the condensed consolidated statements of operations.

      Effective September 1, 1999 the Company acquired 100% of the outstanding common stock of Cybercare, Inc. in exchange for 7,324,996 shares of the Company's common stock valued at $1.12 per share and options to purchase 934,997 shares of the Company's common stock with a fair value of $553,836 (the "Acquisition"). The Acquisition was accounted for using the purchase method of accounting. Accordingly, the net assets and revenue and expenses of Cybercare, Inc. were included in the Company's consolidated financial statements from the date of acquisition. The former shareholders of Cybercare, Inc. were given registration rights, of which all shares have been registered as of September 30, 2000, which provided that if the fair market value of the Company's common stock at the effective date of the registration statement is less than $1.50, enough additional shares will be issued to ensure that those shareholders receive at least $1.50 per share.

      On May 3, 1999, the Company sold Valley Pain Centers, Inc. ("Valley" or "Disposition") to two former officers of the Company for 1,544,036 shares of the Company's common stock with a market value of $2,702,000 ($1.75 a share), cash and other consideration of $352,000, and the repayment of approximately $300,000 of liabilities owed by Valley, which resulted in a gain on the sale of $1,255,959. The Company retired 1,544,036 shares of the Company's common stock from this transaction.

      The following unaudited pro forma financial data is presented to illustrate the estimated effects on the consolidated results of operations as if the Company's Acquisition and Disposition had occurred as of the beginning of each calendar year presented after giving effect to certain adjustments, including amortization of goodwill and related income tax effects. The pro forma financial information does not purport to be indicative of the results of operations that would have occurred had the transactions taken place at the beginning of the periods presented or of future results of operations.

                                             NINE MONTHS ENDED SEPTEMBER 30,
                                             ------------------------------
                                                  2000             1999
                                             -------------     ------------
      Revenue ............................   $  14,129,990     $ 10,741,468

      Loss from continuing operations ....   $ (13,419,447)    $    (26,243)

      Net loss ...........................   $ (15,045,950)    $   (365,759)

      Net loss per common share
      (basic and diluted) ................   $       (0.25)    $      (0.01)


Note 3 - Private Placement

      On February 28, 2000, the Company received approximately $11,000,000, less underwriters' fees of approximately $1,000,000, by selling 500,000 shares of the Company's common stock at $22 per share. The Company also issued warrants to purchase up to 100,000 additional common shares at an exercise price of $31.50 per share.

      On April 10, 2000, the Company received approximately $20,000,000, less underwriters fees of approximately $2,403,000, by selling 1,295,546 shares of the Company's common stock at $15.44 per share. The Company also issued warrants to purchase up to 500,000 additional common shares at an exercise price of $18.44 per share.

Note 4 - Joint Venture Agreement

      On March 21, 2000, the Company entered into a definitive agreement which calls for the Company and SIIC Medical Science and Technology Group Limited
(SIIC), a Hong Kong public company, to establish a joint venture corporation to undertake the marketing, application and service rendering of the Company's "Electronic Housecall System" System and future related technologies and products within a defined Asian territory including China. The Company will initially invest $500,000 (in cash and equipment) for a 33% interest in the joint venture agreement. The Company, SIIC and the joint venture have agreed on terms and conditions relating to licensing, distribution and manufacturing.

Note 5 - Stock Dividend

      During the quarter ended March 31, 2000, the Board of Directors of the Company approved a 5% cash dividend (aggregating $425,000, or $0.005 per share) to the common stock shareholders of record on March 31, 2000. The dividend has been placed in escrow and will be paid when the entire proceeds from the sale are received, as described further in Note 2.

Note 6 - Limited Liability Company

      On April 3, 2000, the Company entered into an operating agreement with an unrelated party, which resulted in the Company and the unrelated party establishing a limited liability company. This limited liability company will develop strategic alliances, possibly through mergers and acquisitions, with other healthcare and technology companies for the benefit of its investors, including the Company. In accordance with the operating agreement, the Company invested an initial 100,000 shares of its common stock during April 2000 and an additional 100,000 shares of its common stock during July 2000 in exchange for an 18.5% interest in the limited liability company. This investment is being recorded using the equity method of accounting.

Note 7 - Notes Receivable - Related Parties

      During the period ended January 1, 2000 through October 31, 2000, the Company advanced $400,000 to two directors of the Company. The notes are collateralized by shares of the Company's common stock owned by the directors which are being held by the Company and call for interest at the applicable federal rate (AFR), which approximated 7.6% at September 30, 2000, and mature on December 31, 2000. The balance of these notes at September 30, 2000 was $321,643, including accrued interest.

      During the period November 15, 1999 through May 15, 2000, the Company advanced $642,000 to shareholders of Help Innovations, Inc. from which the Company acquired certain assets on November 1, 1999. Each of the advances during this period were secured by a pledge of the Company's common stock. The number of shares pledged, valued at then market prices, equaled the amount of the advances. On September 7, 2000, Help Innovations, Inc. repaid $142,000 in cash to the Company and on October 23, 2000, returned pledged shares of the Company valued at $163,591 with the remainder of the note being considered part of the original purchase price in the amount of $336,409. This amount will be recorded as additional goodwill.

      During the nine months ended September 30, 2000, the Company advanced $400,000 to an officer of its air ambulance subsidiary. The note calls for interest to be charged at 8.50% per annum and is due on or before March 31, 2001. The note is collateralized by 773,333 shares of common stock of the Company, which are held by the officer. The balance at September 30, 2000 was $415,836, including accrued interest.

      During the nine months ended September 30, 2000, the Company advanced $500,000 to an officer/director of the Company. The note calls for interest at 10% per annum and is due on March 18, 2003. The balance at September 30, 2000 was $518,493, including accrued interest.

      During the nine months ended September 30, 2000, the Company advanced various amounts totaling $50,300 to various officers. These amounts are due on demand and are interest bearing. During the nine months ended September 30, 2000, $30,300 was repaid by certain officers to the Company. The balance at September 30, 2000 was $21,167, including accrued interest.

      During the nine months ended September 30, 2000, the Company advanced $1,728,864 to a Corporation related to one of its rehabilitation subsidiaries. This amount will be paid back as part of the sale of this rehabilitation subsidiary as further discussed in Note 11.

Note 8 - Investment in Equity Securities

      During the nine months ended September 30, 2000, the Company determined that its investment in Westmark Group Holdings was permanently impaired and, as a result, has reflected the entire $2,423,629 write-off in the accompanying condensed consolidated statements of operations.

Note 9 - Litigation and Contingencies

      The Company is engaged in litigation with various parties regarding matters of dispute, which have arisen in the normal course of business. In most cases where there is a material amount in dispute, the Company has the benefit of indemnification from a third party. The Company anticipates that there will not be a material impact on its financial condition or results of operations from these matters.

      As of November 10, 2000, the Company is aware of 14 purported class action lawsuits that have been filed against Cyber-Care and certain of its executive officers alleging violations of federal securities laws. The Complaints allege that the Company made misrepresentations or omissions regarding the development and future sales forecasts of its Electronic HouseCall System products. All of the actions were filed in the United States District Court for the Southern District of Florida and are in the process of being consolidated into one action. The complaints seek unspecified damages and costs. The Company and the executives believe the claims lack merit and they intend to vigorously defend these lawsuits. However, the Company cannot predict the outcome of this litigation or the impact that these lawsuits or any other suits, claims, or investigations relating to the same subject matter may have on the Company's liquidity or financial condition. In light of the foregoing, the liability, if any, of the Company in relation to such possible claims cannot be estimated at this time.

Note 10 - Segment and Related Information

      The Company's reportable segments are technology assisted disease management, physical, occupational and speech therapy services and institutional pharmacy services. As discussed in Note 2, the Company entered into an agreement to sell its international air ambulance transport segment during September 2000.

      TECHNOLOGY ASSISTED DISEASE MANAGEMENT offers the Electronic HouseCall(TM) system, and other hardware and software products for use in disease management services, data gathering and research. This segment is creating an Internet technology-based telehealth network worldwide.

      PHYSICAL, OCCUPATIONAL AND SPEECH THERAPY SERVICES provides physical, occupational and speech therapy and pain rehabilitation services.

      INSTITUTIONAL PHARMACY SERVICES is an institutional pharmacy located in Lakeland, Florida, which provides unit-dosed medications to over 5,600 residents in assisted-living facilities in Florida. Institutional Pharmacy Services delivers medications to the facilities.

      The Company evaluates the performance of its operating segments based primarily on revenue from operations and income from continuing operations before special costs and charges, such as beneficial conversion feature. Segment information for the nine months ended September 30, 2000 and 1999 was as follows:

      For the nine months ended September 30, 2000:

                                                            PHYSICAL,
                                        TECHNOLOGY       OCCUPATIONAL AND
                                     ASSISTED DISEASE     SPEECH THERAPY      INSTITUTIONAL
                                        MANAGEMENT           SERVICES       PHARMACY SERVICES        TOTAL
                                     ----------------    ----------------   -----------------    ------------
Revenue from operations ..........   $        641,285    $      8,774,553   $       4,714,152    $ 14,129,990
(Loss) income from continuing
     operations ..................        (12,596,513)          1,007,595             (76,325)    (11,665,243)
Depreciation and amortization ....            919,124             189,861              64,370       1,173,355
Total assets .....................   $     17,970,495    $     10,510,246   $       2,683,029    $ 31,163,770

      For the nine months ended September 30, 1999:

                                                             PHYSICAL,
                                        TECHNOLOGY       OCCUPATIONAL AND
                                     ASSISTED DISEASE     SPEECH THERAPY      INSTITUTIONAL
                                        MANAGEMENT           SERVICES       PHARMACY SERVICES     TOTAL
                                     ----------------    ----------------   -----------------   -----------
Revenue from operations...........   $        348,322    $      6,630,157   $       3,560,519   $10,538,998
(Loss) income from continuing
     operations ..................           (856,652)            745,857             272,423       161,628
Depreciation and amortization ....             12,401             334,981              70,709       418,091
Total assets .....................   $     11,757,330    $      8,217,367   $       2,194,594   $22,169,291

Reconciliation  to consolidated amounts:

                                                               FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                                               --------------------------------------
                                                                     2000                  1999
                                                               ----------------      ----------------
   Revenue:
     Total revenue for reportable segments .................   $     14,129,990      $     10,538,998
     Other revenues ........................................                  -             1,200,000
                                                               ----------------      ----------------
         Total revenues from operations ....................   $     14,129,990      $     11,738,998
                                                               ================      ================

   (Loss) income from continuing operations:
     Segments ..............................................   $    (11,665,243)     $        161,628
     Unallocated amounts:
       Interest-beneficial conversion feature ..............           (657,321)             (884,289)
       Gain on sale of subsidiary ..........................                  -             1,255,959
       Write-off of investment in equity securities ........         (2,423,629)                    -
       Interest income .....................................          1,606,701                60,581
       Interest expense ....................................           (483,208)             (536,789)
       Other income ........................................            203,253             1,131,855
       Loss from discontinued operations ...................         (1,626,503)             (330,516)
                                                               ----------------      ----------------
   Net (loss) income .......................................   $    (15,045,950)     $        858,429
                                                               ================      ================

   Total assets:
     Total assets for reportable segments ..................   $     31,163,770      $     22,169,291
     Net assets of discontinued operations .................          8,868,236             9,777,532
     Corporate and other assets ............................         30,799,696             5,402,032
                                                               ----------------      ----------------
     Total assets ..........................................   $     70,831,702      $     37,348,855
                                                               ================      ================

Note 11- Subsequent Events

      In October 2000, the Company entered in to a comprehensive settlement agreement to sell one of its rehabilitation subsidiaries to the former owner. The agreement calls for the Company to sell 100% of the stock in the subsidiary in exchange for $3,600,000. The Company received $375,000 in cash and a note in the amount of $3,225,000 bearing interest at 8.0% and payable over a four year period. The note is secured by the stock of the former subsidiary and any related entity of the former owner, as well as limited guarantees of the principals. The terms of the agreement also call for the waiver of the Company's shares or other contingent consideration, which would have been due to the former owner under the terms of the original purchase agreement between the Company and former owner of the rehabilitation subsidiary. Such shares on an amortized basis could have aggregated approximately 2,000,000 shares. The Company now anticipates a loss of approximately $1,200,000 from this transaction, whereas it had anticipated a loss of approximately $2,800,000 as of June 30, 2000.

      In October 2000, the Company settled a contract dispute with a former consultant for 75,000 shares of Company common stock valued at $377,340. This amount was accrued as of September 30, 2000, and is included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENT

      This Quarterly Report on Form 10-QSB contains forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," and similar expressions are intended to identify forward-looking statements. These forward-looking statements involve risks and uncertainties, and the Company's actual experience may differ materially from that anticipated in such statements. Factors that might cause the Company's actual results to differ materially from those indicated by such forward-looking statements include, without limitation, changes in the regulation of the healthcare industry at either the federal or state levels, changes in reimbursement for services by government or private payors, competitive pressures in the healthcare industry and the Company's response thereto, delays or inefficiencies in the introduction of new products, the Company's dealings with customers and partners, on-going capital expenditures, the Company's ability to obtain capital in favorable terms and conditions, and general conditions in this economy.

      The following discussion and analysis addresses the Company's results of operations and financial condition and should be read in conjunction with the Company's condensed consolidated unaudited Financial Statements listed in Part I, Item I and the Notes thereto appearing elsewhere in this Form 10-QSB, and the Company's audited Consolidated Financial Statements listed in Part II, Item 7 and the Notes thereto appearing in the Company's 1999 Annual Report on Form 10-KSB.

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

      Total revenue from operations decreased 9.9% to $4,534,746 for the three months ended September 30, 2000 from $5,035,371 for the three months ended September 30, 1999 because the Company had no management services revenue during the three months ended September 30, 2000, but did have $1,200,000 in the prior period. Net patient revenue increased 18.2% to $4,534,746 for the three months ended September 30, 2000 from $3,835,371 for the three months ended September 30, 1999, due to increases in revenue in the physical, occupational and speech therapy and institutional pharmacy segments. Physical, occupational and speech therapy segment revenue increased due to two rehabilitation acquisitions in late 1999 and several new location openings. Institutional Pharmacy Services has continued to grow as a result of adding additional adult living facility customers. Cybercare Technologies, which was purchased by the Company in September 1999 and is in the process of developing, producing and distributing its Internet technology-based telehealth network and Electronic HouseCall(TM)
(EHC) system, generated only nominal revenues during the quarter ended September 30, 2000.

      Cost of services, which includes payroll, materials and other expenses directly associated with our services, increased 50.0% from $1,851,668 for the three months ended September 30, 1999 to $2,777,610 for the three months ended September 30, 2000. The increase is due to incremental expenses resulting from the rehabilitation business acquisitions and new facility openings and expansion of the institutional pharmacy business. In addition, the technology segment has incurred implementation costs related to operations infrastructure associated with the development of the telehealth network and EHC system.

      Selling, general and administrative expenses increased 146.2%, to $4,113,406, for the three months ended September 30, 2000 from $1,670,577 for the three months ended September 30, 1999. The increase was primarily due to increased costs associated with the development of the technology segment domestically and internationally. Additionally, legal fees increased by approximately $600,000, of which approximately $425,000 was for the establishment of international entities and pending patent and FDA developments, over the same quarter last year.

      Research, development and engineering expenses aggregated $1,838,234 for the three months ended September 30, 2000 as a result of the expanded efforts to develop and implement the Company's telehealth network and EHC system.

      Management expects that costs of services, selling, general and administrative expenses and research, development and engineering expenses will continue to increase as the Company continues to develop the telehealth network and EHC system.

      We had an operating loss of $4,507,060 for the three months ended September 30, 2000 as compared to operating income of $1,289,829 for the three months ended September 30, 1999. A significant portion of this increase, $4,484,181, was due to expenses incurred by the technology segment as it continues to develop and implement the telehealth network and EHC system.

      As a result of the Company entering into an agreement to sell its international air ambulance transportation segment, the Company recorded a $943,662 loss from discontinued operations for the quarter ended September 30, 2000. The Company accounted for this transaction as a discontinued operation and has therefore presented both the current and prior period as a single line item within the accompanying condensed consolidated statement of operations.

      We had a net loss of $4,956,536 for the three months ended September 30, 2000 in comparison to a net income of $235,100 for the three months ended September 30, 1999 primarily as a result of costs incurred from the expanded development of the telehealth network and EHC system in the Company's technology segment, offset by $712,472 of interest income from returns on invested balances generated by the private placements that occurred in February 2000 and April 2000.

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999.

      Total revenue from operations increased 20.4% to $14,129,990 for the nine months ended September 30, 2000 from $11,738,998 for the nine months ended September 30, 1999 due to increases in revenue in the physical, occupational and speech therapy and institutional pharmacy segments. Physical, occupational and speech therapy segment revenue increased due to two rehabilitation acquisitions in late 1999 and several new location openings. Institutional Pharmacy Services has continued to grow significantly as a result of adding additional adult living facility customers. Cybercare Technologies, which was purchased by the Company in September 1999 and is in the process of developing, producing and distributing its telehealth network and EHC system, generated only nominal revenues during the nine months ended September 30, 2000.

      Cost of services, which includes payroll, materials and other expenses directly associated with our services, increased 100.7% from $4,479,206 for the nine months ended September 30, 1999 to $8,989,724 for the nine months ended September 30, 2000. The increase was due to incremental expenses resulting from the rehabilitation business acquisitions and new facility openings and expansion of the institutional pharmacy business. In addition, the technology segment is incurring implementation costs related to operations infrastructure associated with the telehealth network and EHC system.

      Selling, general and administrative expenses increased 81.2% to $9,972,930 for the nine months ended September 30, 2000 from $5,502,583 for the nine months ended September 30, 1999. The increase was principally due to increased costs associated with the development and growth of the technology segment domestically and internationally.

      Research, development and engineering expenses aggregated $5,035,377 for the nine months ended September 30, 2000 as a result of continuing to incur costs to develop the Company's telehealth network and EHC system.

      Management expects that costs of services, selling, general and administrative expenses and research development and engineering expenses will continue to increase as the Company continues to develop the telehealth network and EHC system.

      We had an operating loss of $11,084,162 for the nine months ended September 30, 2000 as compared to operating income of $1,233,385 for the nine months ended September 30, 1999. A significant portion of this increase in loss, $12,596,513, was due to expenses incurred by the technology segment as it continues to develop and expand the telehealth network and EHC system.

      As a result of the Company's entering into an agreement to sell its international air ambulance transportation segment, the Company recorded a $1,626,503 loss from discontinued operations for the nine months ended September 30, 2000. The Company accounted for this transaction as a discontinued operation and has therefore presented both the current and prior period as a single line item within the accompanying condensed consolidated statement of operations.

      We had a net loss of $15,045,950 for the nine months ended September 30, 2000 in comparison to a net profit of $858,429 for the nine months ended September 30, 1999 primarily as a result of our continued increase efforts in the development and expansion of the technology segment, the $1,626,503 loss from discontinued operations of the international air ambulance transport segment and the one-time $2,423,629 write-off of the investment in Westmark Group Holdings, offset by $1,613,973 of interest income from returns on invested balances generated by the private placements that occurred in February 2000 and April 2000.

LIQUIDITY AND CAPITAL RESOURCES

      Historically, we have financed our growth from the issuance of common stock and convertible debentures. For the nine months ended September 30, 2000, we raised approximately $27,500,000 through equity offerings, which we are using for general working capital purposes and for development of EHC systems and the telehealth network. Our capital requirements will continue to be significant through fiscal 2001. We had working capital of $41,075,081 and cash and cash equivalents and marketable securities of $26,469,196 as of September 30, 2000. In addition, we have available credit facilities of $5,000,000 as of September 30, 2000.

      As of September 30, 2000, our borrowings from our credit facilities aggregated $1,304,377 and accrued interest at rates between 12.00% and 12.15%. Also, we will owe minimum payments on operating leases of approximately $213,000 during the remainder of fiscal 2000. As of September 30, 2000, we had long-term liabilities of $154,608.

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

      We anticipate that our current working capital and available borrowings will provide sufficient liquidity to fund the Company's operations through 2001. However, we can provide no assurance that our ability to fund operations through 2001 will not be shortened due to factors beyond our control, such as lower than expected revenues or increased expenses.

      Our net cash flow used in operating activities was $15,094,458 and $2,149,118 for the nine months ended September 30, 2000 and 1999, respectively. The increase was due to expenses incurred by the technology segment as it continues to develop the EHC system and telehealth network.

      Our net cash used in investing activities was $19,757,338 and $443,798 for the nine months ended September 30, 2000, and 1999, respectively. This increase was primarily due to the purchase of marketable securities and advances to related parties during the current period.

      Our net cash flows provided by financing activities was $34,353,435 and $2,679,046 for the nine months ended September 30, 2000 and 1999, respectively. The increase was primarily due to private placement proceeds received during the nine months ended September 30, 2000.

                                   PART II

                              OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      The Company is engaged in litigation with various parties regarding matters of dispute, which have arisen in the normal course of business. In most cases where there is a material amount at dispute, the Company has the benefit of indemnification from a third party. The Company anticipates that there will not be a material impact on its financial condition or results of operations from these matters.

      As of November 10, 2000, the Company is aware of 14 purported class action lawsuits that have been filed against Cyber-Care and certain of its executive officers alleging violations of federal securities laws. The Complaints allege that the Company made misrepresentations or omissions regarding the development and future sales forecasts of its Electronic HouseCall System products. All of the actions were filed in the United States District Court for the Southern District of Florida and are in the process of being consolidated into one action. The complaints seek unspecified damages and costs. The Company and the executives believe the claims lack merit and they intend to vigorously defend these lawsuits. However, the Company cannot predict the outcome of this litigation or the impact that these lawsuits or any other suits, claims, or investigations relating to the same subject matter may have on the Company's liquidity or financial condition. In light of the foregoing, the liability, if any, of the Company in relation to such possible claims cannot be estimated at this time.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

      During the quarter ended September 30, 2000, the Company contributed 100,000 common shares, valued at $753,100, to maintain its 18.5% interest in a limited liability company.

      During the quarter ended September 30, 2000, the Company issued 15,000 common shares to an unrelated party in order to purchase an internet domain name, valued at $101,250.

      During the quarter ended September 30, 2000, a related party exercised options to purchase 60,000 shares of the Company's common stock by issuing a note to the Company in the amount of $360,000, which bears interest at the applicable federal rate (AFR). This note is included as a stock subscription receivable within the stockholders' equity section of the accompanying condensed consolidated balance sheet.

      During the quarter ended September 30, 2000, a director exercised options to purchase 50,000 shares of the Company's common stock by issuing a note to the Company in the amount of $62,500, which bears interest at the applicable federal rate (AFR). This note is included as a stock subscription receivable within the stockholders' equity section of the accompanying condensed consolidated balance sheet. Another director repaid his note to the Company by returning to the Company 70,903 shares, valued at $450,875.

      During the three months ended September 30, 2000, a director repaid his note to the Company by returning to the Company 70,903 shares, valued at $450,875.

      The sales of securities described above and their issuance were made pursuant to an exemption under Section 4(2) of the Securities Act of 1933.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES --                 NOT APPLICABLE.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - ANNUAL MEETING OF SHAREHOLDERS TOOK PLACE ON AUGUST 15, 2000 AT MUVICO PALACE THEATRE IN BOCA RATON, FLORIDA

                                                   VOTES                VOTES             VOTES
                                                    FOR                AGAINST           WITHHELD
                                                   -----               -------           --------
            A. Eight Directors elected for a term of one year, expiring at the next annual meeting, including:
                  1. Michael F. Morrell          44,624,390            143,236           400,988
                  2. Glen Barber                 44,670,878            164,179           333,557
                  3. Rusty Capece                44,675,184            144,936           348,494
                  4. John Haines                 44,748,345             67,400           352,869
                  5. Terry Lazar                 44,694,071            140,079           334,464
                  6. Ted Orlando                 44,668,558            164,179           335,877
                  7. Paul C. Pershes             44,503,955            166,771           497,888
                  8. Dana Pusateri               44,672,481            153,111           343,022

            B. Ernst & Young LLP approved to serve as the Company's independent auditors for the 2000 calendar year audit.

                                                 44,998,965             99,273            64,940

            C. The amendments to the Company's 1999 Directors' and Executive Officers'
               Stock Option Plan (as set forth in the Proxy Statement) were adopted.

                                                 21,512,580          4,385,039           189,071

            D. The amendments to the Company's 1999 Incentive Stock Option Plan (as
               set forth in the Proxy Statement) were adopted.

                                                 22,973,055          2,787,317           320,119

ITEM 5.     OTHER INFORMATION --                                           NONE.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8K

            a. Exhibits -- Exhibit 27 Financial Data Schedule for the nine months ended September 30, 2000.

            b. Reports on Form 8-K - Disposition of international air ambulance transport segment, filed October 2, 2000.

                                   SIGNATURES

            In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                                  CYBER-CARE, INC.
                                                  ----------------
                                                    (Registrant)


NOVEMBER 10, 2000                    By: /S/ PAUL C. PERSHES
-----------------                        ---------------------------------------
(Date)                                   Paul C. Pershes, President


NOVEMBER 10, 2000                    By: /S/ ARTHUR KOBRIN
-----------------                        ---------------------------------------
(Date)                                   Arthur Kobrin, Chief Accounting Officer