Form 10KSB40
period 2000-12-31
CYBER CARE INC
filed 2001-04-02
CIK 887904

                  U.S. SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

                               FORM 10-KSB

--------------------------------------------------------------------------------

/ X / ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934

                   For the fiscal year ended December 31, 2000

/  / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934


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


                      2500 QUANTUM LAKES DRIVE, SUITE 1000
                          BOYNTON BEACH, FLORIDA 33426
                     (Address of Principal Executive Office)

                                 (561) 742-5000
              (Registrant's Telephone Number, Including Area Code)

       Securities registered pursuant to Section 12(b) of the Exchange Act:
                                      None

       Securities registered pursuant to Section 12(g) of the Exchange Act:
                                  Common Stock

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes / X / No / /

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. /X/

Issuer's total revenues for the 12 months ended December 31, 2000 were $19,260,000.

The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the last sales price on the Nasdaq National Market on February 28, 2001 was $164,835,381. As of February 28, 2001 registrant had 64,765,598 shares of common stock outstanding.

                              TABLE OF CONTENTS

ITEMS                                                                  PAGE

                                   PART I

ITEM 1.  DESCRIPTION OF BUSINESS....................................... 3

ITEM 2.  DESCRIPTION OF PROPERTY....................................... 8

ITEM 3.  LEGAL PROCEEDINGS............................................. 9

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS........... 9


                                   PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS...... 9

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS...........................10

ITEM 7.  CONSOLIDATED FINANCIAL STATEMENTS.............................20

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
         AND FINANCIAL DISCLOSURE......................................20


                                  PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS,
         COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT ............21

ITEM 10. EXECUTIVE COMPENSATION........................................23

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
         AND MANAGEMENT................................................26

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS................28

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K..............................29

                                     PART I

ITEM 1.   DESCRIPTION OF BUSINESS

GENERAL

         Cyber-Care, Inc. (F/K/A Medical Industries of America, Inc.) was incorporated in September 1989 in the State of Florida. In August 1999, we changed our name to Cyber-Care, Inc. (the "Company") to more accurately reflect the Company's focus on the network-based telehealth solutions industry. Our principal executive offices are located at 2500 Quantum Lakes Drive, Suite 1000, Boynton Beach, Florida 33426 and our telephone number is (561) 742-5000.

         As a step in transitioning from a healthcare company to a network-based telehealth solutions company, the Company entered into an agreement on September 15, 2000, to sell the air ambulance segment to a former board member of the Company. The purchase was partially paid in Company common stock and the balance in a short-term note payable to the Company. On October 31, 2000, the Company sold a portion of the physical, occupational and speech therapy services segment for cash and a promissory note. The Company is still actively seeking strategic partners or potential buyers for its remaining non-network-based telehealth solutions segments.

         Cyber-Care, Inc. is a network-based telehealth solutions company utilizing a patented Internet-based technology system that provides for remote monitoring of individuals for healthcare purposes. The Company's principal technology product, the Electronic HouseCall(R) system (EHC) utilizes our patented technology to create communications between chronically ill patients and a network of healthcare providers using simultaneous transfers of voice, video and medical data. EHC, which has been cleared by The Food and Drug Administration, remotely collects patient vital signs using devices such as thermometer, blood pressure cuff, pulse oximeter and glucometer and provides for monitoring of heart and lungs with the use of an electronic stethoscope. The results are available for real-time review by a remote care provider and are stored in a secured central database for periodic review. The care provider may measure results against a patient's historical data, enabling the delivery of improved patient care and more effective disease management.

         EHC is capable of performing vital sign monitoring and other medical tests for a patient from a remote location, performed by the patient, or by a caregiver from the caregiver's location. EHC addresses the challenges of caregivers' access to the homebound patient, in addition to being utilized for clinical monitoring and early detection of clinical deterioration of the ambulatory patient in a more efficient and effective manner than current health care practices. EHC addresses many issues such as patient access, early crisis detection, clinical staffing shortages, and earlier discharges and later admissions to acute care facilities. The use of the EHC provides opportunities for family members to interact with and assist with elderly or sick family members in other locations.

HISTORICAL PERSPECTIVE

         In November 1991, the Medical College of Georgia (MCG) established a pilot telemedicine network, facilitating electronic visits between clinicians in remote rural areas and specialists at tertiary care centers. In 1992, MCG was asked by the State of Georgia to develop, implement and manage the Georgia Statewide Telemedicine Program (GSTP) as a component of the Georgia Statewide Academic and Medical System. Today, the GSTP links hospitals, outpatient clinics, community and public health centers, and correctional facilities. In 1995, MCG, the Georgia Institute of Technology (GIT), and the Eisenhower Army Medical Center initiated a telemedicine effort to develop and evaluate a proof-of-concept system allowing care providers to remotely manage patients with chronic conditions by permitting in-home collection of key physiologic measurements and facilitating communication between patients and health professionals. This program, referred to as the Electronic HouseCall(R) System, required the installation of computer-based monitoring stations in the homes of volunteer patients and in a skilled nursing home in the Augusta, Georgia area. The patient units were linked to central monitoring stations at MCG and the Eisenhower Army Medical Center via bi-directional cable.

         CyberCare Technologies (f/k/a Cybercare, Inc.) (Cybercare), now a wholly owned subsidiary of the Company, was founded in October 1997, which was acquired by the Company in September 1999, to commercialize the EHC technology, and acquired the exclusive worldwide license to the intellectual property. Through a license agreement with GIT and MCG, a university/industry partnership was formed to capitalize on the opportunity available in telehealth and institutional care. As equity holders in the Company and recipients of ongoing research and development funding, both universities provide technical and clinical support to Cybercare. Key personnel responsible for the invention and patenting of the EHC system moved to Cybercare from GIT to continue their work.

         In November 1999, the Company acquired certain assets of Help Innovations, Inc. This acquisition brought products and key personnel, including specialized proprietary software named Helppath - a comprehensive patient management and disease state management software application with excellent clinical protocols. Helppath is being integrated into our EHC system.

         The world population is aging at a rapid rate, greater than the increase in physicians, nurses, and other healthcare providers. The number of people requiring extensive home care and nursing home care and lacking access to care while at work or on vacation, puts a significant cost burden on the person, their family, and the medical community. One of the major causes of the increased medical costs for these patient groups, which include the chronically-ill and frail elderly, is the chronic nature of their illnesses and diseases, the loneliness that results from being confined to their home or single location, and the gradual deterioration of the mind and body. Patients become forgetful and fail to take their medicine at the required intervals. The cost of patient care grows as the deterioration grows.

         The chronically ill patients that incur the highest costs per patient and patients requiring specific on-going monitoring are the focus of our "at-risk marketing". The majority of the population that we can focus our attention on includes the frail elderly, the complex chronic, the simple chronic, the worried well, and the "guilty child syndrome" for those adults that have elderly parents, children, or even grandchildren that want a "lifeline" to their family.

         EHC SYSTEM LICENSE

         The license agreements, discussed above, grants to the Company an exclusive, royalty-bearing license with a right of sublicense, to make, sell and use the technology worldwide. In consideration for granting the license and ongoing research and development, the Licensor received 20% of the common shares issued as part of the acquisition of Cybercare, $2,100,000 over a three year period beginning May 1, 1999 and a royalty for sales made of 4% of the net selling price of products sold, with minimum royalty payments of $50,000 due after the first eighteen months and thereafter $200,000 due annually for the term of the license.

         The exclusive license covers the packet-based telemedicine system which includes video, voice and medical data communication between a central monitoring station and a patient monitoring station which is remotely located. The information is encapsulated in packets and can be sent over multiple types of network architectures, including CATV network, PSTN, ISDN, DSL, the Internet, LAN, WAN, over a wireless communications network or over an ATM network. Thus, a separate transmission protocol is not required for each different type of transmission media. Rather, a single transport/network layer protocol is used for encapsulating the information in packets at the sending end and for de-encapsulating the information at the receiving end. Furthermore, by sending the information in packets, the video, voice and measurement data can be integrated and sent over a single network.

         EHC PRODUCTS

         The Company's EHC products consist of the following:

         EHC 100 - is a unit that utilizes a standard phone line and will be used by patients that require ongoing monitoring of vital signs with no video interaction and is expected to be ready for production in late April 2001.

         EHC 300 - is in the development stage. This unit will utilize a standard phone line and will be used by patients that require ongoing monitoring of vital signs and some level of video interaction and is expected to be ready for production in May 2001.

         EHC 400 - is a unit that utilizes an ISDN or DSL line and is used by patients that require ongoing monitoring of vital signs with a high level of video quality.

         EHC 600 - is a provider station that is used by caregivers for access to our network and video connection to the patients units.

         The units can also be utilized on a wireless network.

PHYSICAL, OCCUPATIONAL AND SPEECH THERAPY SERVICES SEGMENT

         The Company provides physical, occupational, speech therapy and pain rehabilitation services in clinics currently owned and/or operated. The Company currently employs approximately 128 people in this segment. On average, each physical therapy clinic typically has three staff, including a fully licensed therapist, a licensed therapy assistant and an administrative secretary/rehabilitation aide. The Company develops physical therapy and rehab clinics with specific geographic locations throughout Florida which the Company believes will create synergies and operating efficiencies and satisfy the cost containment requirements of significant payor sources. Our physical therapy and rehabilitation services include: specialty programs like pain management, coupled with traditional services such as primary care, orthopedic and neurological physician services and comprehensive rehabilitation.

         Consistent with the Company's desire to focus on its network-based telehealth solutions segment, the Company sold one of its rehabilitation subsidiaries in exchange for $3,600,000. The Company received $375,000 in cash and a note in the amount of $3,225,000 bearing interest at 8.0% and payable over a four-year period.

INSTITUTIONAL PHARMACY SERVICES SEGMENT.

         Our institutional pharmacy segment is a closed institutional pharmacy employing approximately 60 individuals with its principal place of business in Lakeland, Florida. Through this segment, we provide unit-dosed medications to over 5,500 residents in 66 assisted-living facilities across Florida. We deliver medications to the facilities.

RESEARCH, DEVELOPMENT AND ENGINEERING

         The Company focuses its research, development and engineering ("RDE") efforts on developing the family of the licensed EHC products and further enhancing the functionality, reliability, performance and flexibility of existing products.

         During 2000 and 1999, the Company incurred RDE expenses of approximately $9,312,000 and $349,000, respectively.

         During 2000, the Company hired 33 full time employees and consultants for RD&E. We also engaged several outside contractors and a major software company to accelerate our software development initiatives.

SALES AND MARKETING

         We market each of our services in various methods, including cross marketing, customer and physician referrals, reputation in the community and through third parties.

NETWORK-BASED TELEHEALTH SOLUTIONS

         We intend to market our EHC system in various ways using our direct sales force to contact payors and providers including, but not limited to, state medicaid agencies, Veterans' Administration, indigent care organizations, the military, major corporations and major managed care organizations. We also will form joint ventures and strategic alliances with companies that have market capabilities with potential customers and geographic markets identified, domestically and worldwide.

PHYSICAL, OCCUPATIONAL AND SPEECH THERAPY SERVICES SEGMENT

         Our physical therapy and rehabilitation business relies upon community reputation, customer referral, and medical resource referrals and payor sources. We identify market areas to expand in and open new clinics based on our experience and market demographics.

INSTITUTIONAL PHARMACY SERVICES SEGMENT

         We have targeted our marketing efforts to accelerate sales by expanding existing customer relationships and targeting certain assisted-living facilities (ALF's). As the population ages and expands and many of these older individuals relocate to areas we serve, the market for pharmaceuticals to ALF's increases. Currently, we have concentrated on ALF's located in central and west Florida and on developing our customer base through direct mail marketing.

JOINT VENTURE AGREEMENT

On March 21, 2000, the Company entered into a definitive agreement which calls for the Company and SIIC Medical Science and Technology Group Limited (SIIC), a Hong Kong public company, to establish a joint venture corporation to undertake the marketing, application and service rendering of the Company's EHC and future related technologies and products with in a defined Asian territory including China. The Company will initially invest $500,000 (in cash and equipment) for a 33% interest in the joint venture agreement. The Company, SIIC and the joint venture have agreed on terms and conditions relating to licensing, distribution and manufacturing.

EMPLOYEES

         As of February 28, 2001, we employed approximately 300 persons, of which approximately 240 are full time. Our ability to provide our services is dependent upon our ability to recruit, hire and retain qualified technical and management personnel. To date, we have been able to recruit and retain sufficient qualified personnel. None of our employees are represented by a labor union. We have not experienced any work stoppages and consider our relations with our employees to be good.

COMPETITION

         The network-based telehealth solutions business is a relatively new and evolving industry. Competition comes from companies in the telehealth and recorded monitoring business and from other industries. The healthcare industry in general and the market for medical ancillary services is highly competitive. We compete with ancillary services companies that are larger in size and have access to considerably greater financial resources than we do. Competition in the network-based telehealth solutions business is in the early stages and has some competitors. We believe that we compete by providing better technology and network-based telehealth solutions and more personalized care to the patients and customers we serve.

NETWORK-BASED TELEHEALTH SOLUTIONS

         We believe the primary competitors for EHC products produced by CyberCare are small, privately-held companies, and none have established a major market position as of this time. Some larger companies have also shown interest in this market. Key differentiations between our competitors and us in this segment lie primarily in the network-based telehealth solutions architecture utilizing patented technology. We use TCP/IP protocols and a routed network for the transmission of voice, video and medical data between patients and caregivers.

PHYSICAL, OCCUPATIONAL AND SPEECH THERAPY SERVICES SEGMENT

         In the physical therapy and rehabilitation industry, there are thousands of treatment centers, organizations, clinics and facilities many of which are larger in size than we are and which have access to considerably greater financial resources than we do.

INSTITUTIONAL PHARMACY SERVICES SEGMENT

         Our pharmacy business competes directly with many companies for the sale and delivery of prescription drugs to individuals living in ALF's. There are numerous competitors larger than us which have access to considerably greater financial resources. We rely on reputation and service to market our services.

GOVERNMENT REGULATION

         The Health Insurance Portability and Accountability Act of 1996 ("HIPAA"), among other things, mandates administrative simplification of electronic data interchanges of health information, including standardizing transactions, establishing uniform health care provider, payer and employer identifiers and seeking protections for confidentiality and security of patient data. Final regulations governing healthcare transaction security were published in the August 17, 2000 FEDERAL REGISTER, and will become effective for most entities in or after October 2002. Final regulations governing privacy and confidentiality of individually identifiable health information were published in the December 20, 2000 FEDERAL REGISTER, and will become effective for most entities in or after February 2003. Many of the provisions of HIPAA do not directly apply to us since we are not included in the types of entities to which HIPAA applies. However, because we may be considered a business associate of a covered entity, and because the implementation of our EHC system for our customers necessitates that we have interaction with patient users of the system, we will nonetheless have to comply with certain aspects of the HIPAA regulations. We are proceeding to assess where our current systems diverge from HIPAA's privacy and security requirements and to implement protocols and procedures that will bring such systems and areas into compliance before the deadlines identified in the final regulations. We are unable at this time to assess the cost of implementation of the administrative simplification requirements of HIPAA that are applicable to our business.

         Our Electronic HouseCall(R) products are also subject to regulation by the Food and Drug Administration (FDA) in the United States and by comparable bodies in other countries. Necessary FDA clearance has been received for all current models of the EHC and for peripheral devices. Filings will be made in other countries as needed.

         The Company assembles its products in Atlanta, Georgia and San Antonio, Texas in accordance with FDA regulations.

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

         As a governmental contractor, the Company is required to be in compliance with various government regulations such as procurement, labor and employment laws and regulations.

         In the event that we are found to be out of compliance with these regulations, we could be delayed from obtaining a contract or disbarred or disqualified from becoming a government contractor. Further, there could be certain fines or penalties associated with noncompliance with these or other regulations. Any of these events will have adverse financial consequences.

PHYSICIAL, OCCUPATIONAL AND SPEECH THERAPY SERVICES SEGMENT

         Our physical therapy and rehabilitation business are subject to extensive federal and state regulations related to fee limitations, quality control requirements and accounting and cost tracking requirements. These operations are subject to periodic review and inspection of facilities, patient records and billing policies which, if the applicable regulatory agency finds deficiencies, may result in reduction or stoppage of reimbursements and/or fines and penalties. Additionally, these operations are subject to severe restrictions relative to referrals from and compensation to physicians as provided by the Federal Stark rules and Florida Self-Referral rules. Violations of any of these rules can result in penalties and fines and in some cases criminal sanctions.

INSTITUTIONAL PHARMACY SERVICES SEGMENT

         Our pharmacy business is also subject to extensive federal and state regulations, many of which are specific to pharmacies and the sale of over-the-counter drugs. Regulations in this area often require subjective interpretation, and we cannot be certain that our attempts to comply with these regulations will be deemed sufficient by the appropriate regulatory agencies. Violations of any of these regulations could result in various civil and criminal penalties, including suspension or revocation of our licenses or registrations, seizure of our inventory, or monetary fines, which could adversely affect our operations. As we expand our product and service offerings, more of our products and services will likely be subject to regulation by federal and/or state authorities, which regulates drug advertising, promotion and dispensing. Complying with governmental regulations is time consuming, burdensome and expensive, and could delay our introduction of new products and services.

ITEM 2.   DESCRIPTION OF PROPERTY

         We believe our various facilities are adequate to meet our current business needs, and that our properties are adequately covered by insurance.

         In December 2000, the Company relocated its corporate office and consolidated certain subsidiary's locations to a new facility in Boynton Beach, Florida, which will also include a call center and technology center. The Company leased approximately 30,000 square feet at an average monthly net rental of $31,459 over the term of the lease. The lease expires in May 2005.

         Cybercare leased approximately 9,700 square feet of office space in Roswell, Georgia. The lease was for five years and the monthly rental was approximately $10,400. In February 2001, Cybercare moved to a new facility located in Norcross, Georgia leasing approximately 12,500 square feet at an average monthly net rental of $13,428 with annual increases. The lease expires in February 2006. The lease on the Roswell, Georgia space has been assumed by a third party.

         Our physical, occupational and speech therapy services segment leases approximately 66,000 square feet of space for its 49 rehabilitation centers located throughout Florida for a total monthly rental of approximately $100,000. The leases expire periodically through May 2005.

         Our institutional pharmacy services segment leases 18,000 square feet of office and warehouse space in Lakeland, Florida. The lease term is for five years with an option to renew for an additional five years and monthly net rental cost for such space is approximately $7,200. The lease expires in July 2004.

ITEM 3.   LEGAL PROCEEDINGS

         The Company is engaged in litigation with various parties regarding matters of dispute that have arisen in the normal course of business. In most cases where there is a material amount in dispute, the Company has the benefit of indemnification from a third party or insurance coverage. The Company anticipates that there will not be a material impact on its financial condition or results of operations from the outcomes of these legal actions, except as discussed in the following paragraph.

         The Company has previously disclosed the 14 purported class action lawsuits that were filed against Cyber-Care and certain of its executive officers alleging violations of federal securities laws. These lawsuits were consolidated into a single class action lawsuit by the United States District Court for the Southern District of Florida on November 4, 2000. The Consolidated Amended Complaint ("Complaint") alleges, among other things, that the Company made misrepresentations or omissions regarding the development and future sales forecasts of its Electronic HouseCall(R) system products and revenues of its pharmacy division. The Complaint seeks unspecified damages and costs. The Company and its executives believe the Complaint lacks merit and they intend to vigorously defend against the Complaint. However, the Company cannot predict the outcome of this litigation or the impact that this class action lawsuit, or any other suits, claims, or investigations relating to the same subject matter, may have on the Company's liquidity or financial condition. In light of the foregoing, the Company's liability, if any, in relation to such possible claims cannot be estimated at this time.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         During the fourth quarter of this year covered by this report on Form 10-KSB, no matter was submitted to a vote of security holders.

                                     PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

          The following table sets forth the high and low reported closing bid per share of our common stock as reported on the Nasdaq National Market for the year ended December 31, 2000 and on the Nasdaq SmallCap Market for the year ended December 31, 1999.

                                        2000
                                        ----
                                            HIGH           LOW
                 First Quarter              $39.75          $8.50
                 Second Quarter              19.06           3.50
                 Third Quarter                9.72           4.25
                 Fourth Quarter               6.19           1.50
                                        1999
                                        ----
                                            HIGH           LOW
                 First Quarter              $ 1.63         $ 0.63
                 Second Quarter               2.25           0.66
                 Third Quarter                2.72           0.75
                 Fourth Quarter              11.81           1.63

         On February 28, 2001, the last bid price of our common stock as reported on the Nasdaq National Market was $3.125. As of February 28, 2001, there were approximately 32,700 record owners of our common stock.

         It is our present policy not to pay cash dividends and to retain future earnings to support our growth. Any payment of cash dividends in the future will be dependent upon the amount of funds legally available therefor, our earnings, financial condition, capital requirements and other factors that our board of directors may deem relevant. We do not anticipate paying any cash dividends in the foreseeable future except for the following:

         During 2000, the Board of Directors of the Company approved a dividend to all shareholders of record on March 31, 2000 of 5% of the consideration received from the sale of the air ambulance segment (cash and common stock). This dividend has been placed in escrow and will be distributed upon the receipt by the Company of the entire proceeds from the sale.

RECENT SALES OF UNREGISTERED SECURITIES

         During the quarter ended December 31, 2000, the Company issued 75,000 shares of unregistered common stock in settlement of litigation to an unrelated party pursuant to an exemption under regulation 4(2) of the Securities Act of 1933.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Overview

         The year 2000 was a very important year for Cyber-Care. Our Company obtained patents on its EHC and received FDA clearance on the EHC system and a number of its peripheral devices including the stethoscope, glucometer, and weight scale. The Company also made significant progress in developing strategic relationships in the China territories, including the People's Republic of China and Hong Kong with its Joint Venture partner SIIC Medical Science and Technology (Group) Limited. During 2000, Cyber-Care significantly expanded its research, development and manufacturing capabilities, both internally and externally.

         During 2000, the Company devoted significant resources towards recruiting personnel and developing various EHC products to better address the needs of the healthcare marketplace including introduction of the EHC 400 and 600 models. The development of the EHC 100, which is the entry-level data gathering and transmission product and various EHC 300 product models, which provides similar functions and ease-of-use as the EHC 400, will provide greater flexibility and sales opportunities. The Company also expended a great deal of effort and expense on the development of additional software applications. The development of and FDA clearance for our EHC products will allow for use of the EHC in monitoring chronically ill and other patients. These investments in our product development and infrastructure resulted in significant expenditures by the Company.

         Cyber-Care reported a net loss of $28,698,000 or ($.47) per share (diluted), for the year ended December 31, 2000 compared with a net loss of $10,808,000, or ($.33) per share (diluted), in 1999. A significant portion of the loss for 2000 was due to the development, implementation and marketing of our EHC, which amounted to approximately $20,362,000 or ($.33) per share. Our Company also increased our research, development and engineering expenses to $9,312,000, compared with $349,000 in the previous year. In addition, the net loss for 2000 included $7,737,000 or ($.13) per share of special items. These special non recurring loss items included a $1,323,000 loss from the sale of Carolina Rehab or ($.02) per share (diluted), a $1,627,000 loss or ($.03) per share (diluted) from discontinued operations, $2,425,000 write-off of the Company's investment in Westmark Group Holdings, Inc., or ($.04) per share (diluted) and an increase in the estimated loss on disposal of the air ambulance segment and mobile cardiac catherization labs of $2,362,000, or ($.04) per share.

         Operating Segments

         The Company is transitioning into a network-based telehealth solutions company utilizing our patented internet-based technology system to provide for remote medical monitoring of individuals. We are developing a family of Electronic HouseCall(R) System (EHC) products utilizing patented technology to create communications between chronically ill patients and a network of healthcare providers using simultaneous transfers of voice, video, and medical data. The EHC products, which have been cleared by the Food and Drug Administration (FDA), collect patient vital signs using devices such as an electronic stethoscope, thermometer, blood pressure cuff, pulse oximeter, and glucometer. The results are available for real time review and use by the care provider and are stored in a secured central database for retrieval.

         The Company currently has three operating business segments, the network-based telehealth solutions segment, the Physical, Occupational and Speech Therapy service segment, and the Institutional Pharmacy segment. The physical, occupational and speech therapy segment and institution pharmacy segment have previously provided the majority of our revenues.

         Discontinued Operations

         Effective September 2, 2000, we entered into an Agreement to sell the subsidiaries that comprised the international Air Ambulance Transport (AAT) segment to a former Board Member of the Company and to a private entity for $8.5 million plus assumption of all debts related to this subsidiary's operations. Under the terms of the Agreement, the purchasers paid $2,400,000 in Cyber-Care common stock and issued a $6,100,000 short-term note bearing interest at 10% per year. The Company entered into this sale in furtherance of its previously announced objective of selling off operations that did not fit into the long-term objective of focusing on our telehealth technology segment. Upon consummation of the transaction, the new owners assumed management of AAT. However, for financial accounting purposes a sale will not be recognized until a refinancing occurs or payment of the short-term note is received. Accordingly, until such events occurs, the operations of the Air Ambulance segment will be accounted for as discontinued operations.

         The Company is currently obligated under certain operating and capital leases regarding the operation of its mobile cardiac catherization labs (labs). The labs were discontinued in 1999 at which time the Company estimated and recorded a cost to dispose of the labs. The Company is still attempting to either sell the labs or otherwise transfer the related lease obligations. In 2000, the Company revised its estimate to dispose of the labs and has recorded an additional $1,492,000 expense.

COMMON STOCK REPURCHASE PROGRAM

         In November 2000, the board of directors approved the buy-back of up to 1,000,000 shares of common stock on the open market. As of December 31, 2000, the Company repurchased 117,900 shares of the Company's common stock valued at $344,366.

         In addition, the Company retired 523,517 additional shares from various other transactions for aggregate amount of common shares retired in 2000 of 641,417 shares.

RISK FACTORS

WE HAVE A HISTORY OF LOSSES AND A SUBSTANTIAL ACCUMULATED DEFICIT AND THERE IS NO ASSURANCE THAT WE WILL BE PROFITABLE.

         To date, we have been unable to generate revenue sufficient to be profitable on a consistent basis. Consequently, we have sustained substantial losses. Net losses for the years ended December 31, 2000 and 1999 were $28,698,000 and $10,808,000, respectively. As of December 31, 2000, we had working capital of approximately $26,954,000. The Company's accumulated deficits as of December 31, 2000 and 1999 was $67,150,000, and $38,452,000, respectively.
There can be no assurance that we will ever achieve the level of revenues needed to be profitable in the future or, if profitability is achieved, that it will be sustained.

WE INTEND TO ACQUIRE VARIOUS COMPANIES AND/OR ENTERING INTO STRATEGIC JOINT VENTURES WHICH WILL SUBJECT US TO ALL OF THE RISKS ASSOCIATED WITH SUCH ACTIVIIES

         We intend to grow through acquiring and/or entering into strategic joint ventures with compatible businesses to develop our telehealth business. There can be no assurance that suitable acquisitions will be available or that acquisitions can be negotiated on acceptable terms, or that the operations of such transactions or joint ventures can be integrated effectively into our operations. Competition for suitable acquisition candidates is expected to be intense and many of our competitors will have greater resources than we have. Our failure to implement our expansion strategy could have a material adverse effect on our financial performance and, moreover, the attendant risks of expansion could also have a material adverse effect on our business.

         Our growth strategy will result in significant additional demands on our infrastructure, and will place a significant strain on our management, administrative, operational, financial and technical resources. Additional capital may be needed and there can be no assurance that we will be able to obtain sufficient resources to support our current and future acquisitions and growth. The inability to continue to upgrade our operating and financial control systems, the emergence of unexpected expansion difficulties or failure to manage our proposed expansion properly could have a material adverse effect on our business, financial condition and results of operations.

WE MAY NOT BE ABLE TO PROTECT OUR PATENTS AND PROPRIETARY TECHNOLOGY, WHICH COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS.

         Our ability to compete effectively in the e-health industry will depend on our success in developing and marketing our products and services and/or acquiring other suitable e-health businesses and protecting their proprietary technology both in the United States and abroad. We currently have an exclusive license for patents issued and have several patents pending with regard to our telehealth technology. We intend to file for additional patents that we deem to be economically beneficial. If we are not successful in obtaining and defending patents or demonstrating that our technology is proprietary under trade secret laws, we will have limited protection against those who might copy our technology. We cannot assure you that our patent applications will be approved, and we may incur substantial costs in defending any patent or license infringement suits or in asserting any patent or license rights, including those granted by third parties, the expenditure of which we might not be able to afford.

         Although we have and will continue to enter into confidentiality, covenant not to compete and invention agreements with our employees, consultants, partners and acquisition targets there can be no assurance that such agreements will be honored or that we will be able to adequately protect our rights to our non-patented trade secrets and know-how.

WE CANNOT GUARANTEE YOU THAT OUR PRODUCTS WILL BE FULLY DEVELOPED OR ACCEPTED BY PURCHASERS OF HEALTHCARE SERVICES

         We cannot assure you that physicians, medical providers or the medical community in general will accept and utilize our products and services. The extent that, and rate of which, our products achieve market acceptance and penetration will depend on many variables including a timely penetration of the market, the establishment and demonstration in the medical community of the clinical safety, efficacy and cost-effectiveness of these products and services, the advantage of these products over existing technology, third-party reimbursement practices and our manufacturing, quality control, marketing and sales efforts. There can be no assurance that our potential customers will accept our technology or services.

OUR PRODUCTS AND SERVICES HAVE A LONG SALES CYCLE AND MAY BE DISRUPTIVE TO EXISTING BUSINESS MODELS OF OUR CUSTOMERS.

         Similar risks will confront any other products and services we develop in the future. Failure of our products and services to gain market acceptance would have a material adverse effect on our business, financial condition, and results of operations.

         We do business in foreign countries which exposes our business to unusual additional risks which could have a materially adverse effect on our business.

         We have begun the process of initiating network operations in several foreign countries. As such we are exposed to differing laws, regulations and business cultures which may adversely impact our business. We have risks associated with currency exchange as a result of operations in these countries. We may also be exposed to economic and political instability and international unrest. Although we have and will continue to enter into agreements with our partners and customers that attempt to minimize these risks, there can be no assurance that such agreements will be honored or we will be able to adequately protect our interests.

THE NATURE OF OUR BUSINESS EXPOSES US TO PROFESSIONAL AND PRODUCT LIABILITY CLAIMS, WHICH COULD MATERIALLY ADVERSELY IMPACT OUR OPERATIONS.

         Our business and technology exposes us to potential professional and product liability risks which are inherent to such business and products, including the risks associated with providing disease management products and services through a virtual private network which is reliant upon telecommunications pipelines and interconnects provided by third parties which may, from time to time, experience interruption of service. There can be no assurance that we will not be subjected to future claims and potential liability. While we plan to maintain insurance against professional and product liability, including errors and omissions in our technology and software design, unauthorized access to our network and loss or interruption of service or system functions, there can be no assurance that we will not be materially adversely impacted.

WE MAY LOSE REVENUE OR INCUR ADDITIONAL COSTS BECAUSE OF NETWORK FAILURE

         Any system or network failure that causes interruptions in our operations have an adverse effect on our business, financial condition or results of operations. Our services are dependent on our own and other companies' abilities to successfully integrate technologies and equipment. In connecting with other companies equipment, we take the risk of not being able to provide service due to telecommunications failure. In addition, there is the risk that our equipment may malfunction or that we could make an error, which may negatively affect our customers service. Our hardware and other equipment may also suffer damage from natural disasters and other catastrophic events such as loss of power and telecommunications failures. We have taken a number of steps to prevent our service from being affected by natural disasters. We have built redundant systems for our network. Nevertheless, there can be no assurance that any such systems will prevent the switches from becoming disabled in the event of a hurricane, power outage or otherwise. The failure of our network resulting from effects of a natural or man-made disaster, could have an adverse effect on our relationship with our customers and our business operating results and financial condition.

THE LOSS OF CERTAIN MEMBERS OF OUR MANAGEMENT TEAM COULD MATERIALLY ADVERSELY AFFECT CYBER-CARE.

         We are dependent to a significant extent on the continued efforts and abilities of our chairman, Michael Morrell, and president, Paul Pershes, chief operating officer, Dana Pusateri, and senior vice president, John Haines. Notwithstanding our ownership of a one million dollar key-man life insurance policy on each of Mr. Morrell, Mr. Pershes, Mr. Pusateri and Mr. Haines, if we were to lose the services of any of these individuals or other key employees before a qualified replacement could be obtained, our business could be materially adversely affected.

SUBSTANTIALLY ALL OF OUR SHARES ARE ELIGIBLE FOR RESALE, WHICH MAY HAVE A DEPRESSIVE EFFECT ON THE MARKET PRICE OF OUR COMMON STOCK

         As of December 31, 2000, we have 64,775,282 shares of our common stock outstanding, of which substantially all can be sold under an effective registration statement or under Rule 144. Under Rule 144, a person who has held restricted securities for a period of one year may sell a limited number of shares to the public in ordinary brokerage transactions. Sales under Rule 144 may have a depressive effect on the market price of our common stock due to the potential increased number of publicly held securities. The timing and amount of sales of common stock that are currently eligible to be resold pursuant to Rule 144 could have a depressive effect on the future market price of our common stock.

WE EXPECT TO EXPERIENCE VOLATILITY IN OUR STOCK PRICE.

         The market price for securities in our industry historically has been highly volatile. From January 1, 2000 through March 15, 2001, the price of our stock has fluctuated between $39.75 and $1.94 per share. The price of our common stock may be subject to fluctuations in response to:

         o        quarter to quarter variations in operating results;

         o        vendor additions or cancellations;

         o        creation or elimination of funding opportunities;

         o favorable or unfavorable coverage of our officers and Company by the press; and

         o        the availability of products, technology and services.

WE ARE THE SUBJECT OF SECURITIES CLASS ACTION LITIGATION

         We are currently the subject of a consolidated class action lawsuit against us and certain of our executive officers alleging violations of federal securities laws. The action seeks unspecified damages and costs. Securities litigation could result in substantial costs to the Company and could divert management's attention and resources away from the operations and development of the Company. We cannot assure you of the outcome of this litigation or the impact that this lawsuit or other similar claims or suits will have on us or our financial condition.

WE ARE SUBJECT TO A SIGNIFICANT NUMBER OF HEALTHCARE INDUSTRY REGULATIONS AND RELATED REGULATIONS, WHICH, IF WE FAIL TO COMPLY WITH, COULD MATERIALLY ADVERSELY AFFECT OUR OPERATIONS.

         We are subject to substantial potential liability resulting from a variety of possible causes, including violation of numerous healthcare laws, malpractice and product liability. Many of the healthcare laws to which we are subject are based in scope and difficult to interpret. If any actions or lawsuits in the future are brought against us, such actions or lawsuits may have a materially adverse effect on us. Violations of the Florida and federal self-referral laws may result in substantial civil penalties and administrative sanctions for the individuals or entities, including exclusion from participation in the Medicare and Medicaid programs, as well as the suspension or revocation of a physician's license to practice medicine and surgery in Florida. Such sanctions, if applied to us or any of our employees, could result in significant loss of reimbursement and could have a material adverse effect on us.

         We attempt to minimize our potential liability through adherence to compliance procedures, effective case supervision and personnel recruitment procedures. We also carry a variety of insurance policies including policies insuring against certain negligent acts. There can be no assurance, however, that such insurance policies will adequately cover our losses resulting from such potential liability, or that we will continue to qualify for, or be able to afford or obtain, insurance in the future.

RISK FACTORS ASSOCIATED WITH CONTRACTS AND SUB-CONTRACTS WITH THE U.S.
GOVERNMENT

         It is our goal to introduce the Electronic HouseCall(R) system for use by agencies or authorities of the federal or state governments, (such as the U.S. Department of Defense, the U.S. Veterans Administration, Medicare, Medicaid, TRICARE, or other state or federally funded health care programs) and we are currently engaged in the administration of pilot programs for our Electronic HouseCall(R) system with certain of these agencies and authorities. Accordingly, a portion of our revenue is and will be derived from contracts or subcontracts funded by the U.S. government or other state or local governments. Therefore, our financial performance may be adversely affected by changing government (federal, state or local) procurement practices and policies as well as declines in government spending and funding. The factors that could have a material adverse effect on our ability to win new contracts with the federal, state or local governments, or retain existing contracts, include the following: budgetary constraints; changes in government funding levels, programs, policies or requirements; technological developments; the adoption of new laws or regulations; and general economic conditions.

NEW LEGISLATIVE DEVELOPMENTS COULD RESULT IN FINANCIAL HARDSHIP.

         Proposed legislation regarding healthcare reform has been introduced before many state legislatures. Any such reforms at the federal or state level could significantly alter patient-provider relationships. State and federal agency rule-making addressing these issues is also expected. No predictions can be made as to whether future healthcare reform legislation, similar legislation or rule-making will be enacted or, if enacted, its effect on us. Any federal or state legislation prohibiting investment interests in, or contracting with, us by physicians or healthcare providers for which there is no statutory exception or safe harbor would have a material adverse effect on our business, financial condition and results of operations.

CHANGES IN PAYMENT FOR MEDICAL SERVICES COULD HARM OUR BUSINESS.

         We believe that trends in cost containment in the healthcare industry will continue to result in a reduction in per-patient revenues. The federal government has implemented, through the Medicare program, a payment methodology for physician services. This methodology is a fee schedule that, except for certain geographical and other adjustments, pays similarly situated physicians the same amount for the same services. The schedule is adjusted each year and is subject to increases or decreases at the discretion of Congress. We cannot assure you that any reduced operating margins could be recouped by us through cost reductions, increased volume, introduction of additional procedures or otherwise. Rates paid by non-governmental insurers, including those that provide Medicare supplemental insurance, are based on established physician, ambulatory surgery center and hospital charges, and are generally higher than Medicare payment rates. A change in the makeup of the patient mix of our practices and those that we manage that results in a decrease in patients covered by private insurance or a shift in private pay payment structures could adversely affect our business, financial condition or results of operations.

         Challenges We Face

         The Company is pursuing new ways in which the combination of our network-based telehealth solutions and our delivery of quality healthcare can provide the patient and provider with a cost-effective way to monitor and provide patient care. The use of point-to-point telemonitoring in the past has had limited applications and use. The technology and applications that the Company has at its disposal and is developing, allow for the patient to communicate with the care provider and others in an interactive 24-hour, seven-day per week manner at a reasonable cost. The introduction of our technology, its use, the way in which providers can accept it within their existing corporate structures, and the acceptance thereof are some of the challenges we are facing and overcoming. In addition, the use of high-speed access to both the patient home and provider faces its own challenges. The speed at which the telephone companies in the United States have been able to provide ready access of ISDN, DSL, or other high-speed access lines has been much slower than anticipated. We are looking into other ways of accelerating the sales of our products and network fees. The use of our products work in a wireless and satellite environment and tests are being conducted for these applications. Our newest models also enable access to our routed network via analog phone lines. Our patented products provide for access on these access lines and wireless applications.

         The market is global in scope. We have developed our own sales and marketing force, as well as having outside representatives. The use of strategic partners and alliances in other parts of the world will allow us to more rapidly expand the ability for us to deliver our products in the United States and globally. The aging population and the needs in the United States are mirrored in Asia, Europe, and other parts of the world.

RESULTS OF OPERATIONS

         Costs and Revenues

         Total revenues for 2000 increased 15% to $19,260,000 compared with $16,724,000 in 1999 due primarily to increases in the number of adult living facilities being serviced by the Institutional Pharmacy segment, internal growth in the Physical, Occupational and Speech Therapy segment and sales generated from the Carolina acquisition which was subsequently sold.

         Revenues from our network-based telehealth solutions segment remained relatively immaterial and primarily consisted of revenue from our sleep disorder facility.

                                                                       2000                                1999
                                                    Amount          % of Total         Amount           % of Total
                                                 --------------    -------------    --------------     -------------
Network-based telehealth solutions                 $   988,000            5.1%        $ 1,558,000           9.3%
Physical, Occupational and Speech
    Therapy Services                                11,924,000            61.9          9,257,000           55.4

Institutional Pharmacy Services                      6,348,000            33.0          4,709,000           28.2
Other and Corporate                                          -               -          1,200,000            7.1
                                                   -----------            ----        -----------           ----

Total Cyber-Care                                   $19,260,000            100%        $16,724,000           100%
                                                   ===========            ====        ===========           ====

         Total costs of revenue in 2000 increased 63.8% to $12,702,000 compared with $7,754,000 in 1999. The increase was primarily in direct relationship with the increase in revenues and disproportionate increase in technology start-up costs. The increase was also due to increases in the cost of pharmactical drug costs and expansion of the number of facilities serviced by the physical, occupational and speech therapy segment which required hiring additional personnel and increase rent expense. The loss from the physical, occupational and speech therapy segment resulted from greater bad debts on accounts receivable. The pharmacy segment incurred certain special charges of $179,400, lower profit margins and costs of a new computer software systems.

         OPERATING EXPENSES

         Selling, General and Administrative Expense increased $6,883,000 or
70.8 % to $16,611,000 in 2000 compared with $9,728,000 in 1999. The increase is partially attributable to the increase in sales and marketing staff, their travel and related marketing costs for the network-based telehealth solutions segment (network operations, legal fees, etc.) We incurred approximately $350,175 expenses to set up the Asian operations. The increase is also due to expansion of the finance and legal departments, additional costs related to moving to the Nasdaq national markets and increase in premium relating to new and existing insurance coverages.

         RESEARCH, DEVELOPMENT AND ENGINEERING

         Research, development, and engineering ("RD&E") expenses for 2000 increased to $9,312,000 compared to $349,000 in 1999. The significant increase in 2000 was primarily due to the Company's acceleration of expenditures for the development of the family of EHC products, which included the development of additional products and software, peripheral monitoring equipment, and FDA approval costs.

         DEPRECIATION AND AMORTIZATION

         Depreciation and amortization expense for 2000 increased to $1,984,000 compared to $822,000 in 1999. The increase was primarily due to a full year of amortization on the licenses relating to the acquisition of Cybercare.

         LOSS (GAIN) ON SALE OF SUBSIDIARIES

         During 2000, the Company recorded a loss on the sale of Carolina Rehab, Inc. in the amount of $1,323,000.

         During 1999, the Company recorded a gain on the sale of Valley Pain Centers, Inc. in the amount of $1,256,000.

         OTHER INCOME (EXPENSE)

         During 2000, interest income increased to $1,859,000 compared with $93,000 in 1999 primarily as a result of the interest earned from the $27,500,000 proceeds of the private placement financings that took place in 1999 and 2000.

         During 2000, interest expense decreased from $1,283,000 to $541,000 in 2000 as a result of conversion of all outstanding subordinated debentures in early 2000.

         During 2000, interest-beneficial conversion feature decreased from $8,572,000 to $657,000 as a result of conversion of all outstanding subordinated debentures in early 2000.

         During 2000, the Company wrote off its investment in Westmark Holdings, Inc., which resulted in a loss of $2,425,000.

         DISCONTINUED OPERATONS

         Discontinued operations consists of the loss from discontinued operations generated by the air ambulance segment and an estimated loss on disposal of the mobile cath labs. Loss from discontinued operations for 2000 increased to $1,627,000 compared to $118,000 in 1999. The increase is due to losses in the air ambulance segment and mobile cath labs. Estimated loss on disposal for 2000 increased to $2,362,000 compared to $690,000 in 1999. The increase is due to a change in estimate regarding the disposition of the mobile cath labs and costs relating to the disposal of the air ambulance division.

         CASH FLOWS

                                                   2000                 1999
                                                   ----                 ----
Net cash provided by (used in):

  Operating activities                         $(24,589,000)        $ (6,627,000)
                                               ============         ============
  Investing activities                         $ (8,586,000)        $ (3,442,000)
                                               ============         ============
  Financing activities                         $ 36,707,000         $ 21,069,000
                                               ============         ============

         Cash used in operating activities was $24,589,000 and $6,627,000 for 2000 and 1999, respectively. The increase was primarily a result of increased net loss due to costs expended to develop, implement and market our EHC, loss incurred on sale of a subsidiary, loss from discontinued operations and write-off of investment in securities. In addition, the increase was also due to an increase in accounts receivable and inventory. This increase was partially offset by an increase in amortization charges as a result of acquisitions, provision for doubtful accounts and write-off of investment in securities.

         Cash used in investing activities was $8,586,000 and $3,442,000 for 2000 and 1999, respectively. The increase was primarily the result of advances made to various officers and directors, advances to a related party of the subsidiary sold, cash transferred upon sale of subsidiary and increase in security deposits on new office space.

         Cash provided by financing activities was $36,707,000 and $21,069,000 for 2000 and 1999, respectively. The increase was primarily due to funds received from direct sales of the Company's common stock, exercise of stock options and warrants and remaining proceeds due from issuance of debentures in December 1999.

         FINANCIAL CONDITION

                                                    2000                1999
                                                    ----                ----
Total assets                                       $59,733,000        $57,114,000
Total liabilities                                  $10,399,000        $22,318,000
Working capital                                    $26,954,000        $23,854,000
Working capital turnover                                  .72%              1.70%

         Total assets as of December 31, 2000 increased to $59,733,000 or 4.6% from December 31, 1999. This increase was attributable to the capital raised from private placements earlier in the year. Total cash and cash equivalents as of December 31, 2000 increased to $15,231,000 from $11,699,000, in 1999, an increase of 30.2%. Assets of discontinued operations represent the net assets of the Air Ambulance business and the short-term notes receivable resulting from the agreement to sell this segment. Inventories increased as a result of manufacturing products for sale.

         Total liabilities decreased $10,399,000 or 53.4% from December 31, 1999. This decrease is primarily due to the conversion of subordinated debentures in early 2000 and was partially offset by an increase in accounts payable and accrued expenses.

         Working capital, defined as current assets less current liabilities increased $3,100,000 from December 31, 1999 primarily resulting from an increases in cash and cash equivalents, the net assets of discontinued operations, increase in inventory relating to the technology segment and an increase in notes receivable-related parties and partially offset by a decrease in accounts receivable.

         LIQUIDITY AND CAPITAL RESOURCES

         Cyber-Care has historically funded its growth from the sale of equity securities and convertible debentures. In 2000 and 1999, Cyber-Care raised net of expenses approximately $27 million and $21 million, respectively, through private debt and equity offerings, which we are using for research, development, engineering, marketing and working capital purposes. Cyber-Care's requirements will be significant through fiscal 2001. We had working capital of approximately $27.0 million as of December 31, 2000.

         Since we do not generate sufficient revenues to fund our operations, we anticipate that our current working capital will provide sufficient liquidity to fund operations through fiscal 2001. However, we can provide no assurance that our ability to fund operations through fiscal 2001 will not be shortened due to factors beyond our control, such as lower than expected revenues or increased expenses. We will rely on debt or equity offerings to fund liquidity needs as necessary.

         As of December 31, 2000, we had current liabilities of approximately $10,221,000, which includes accounts payable, accrued expenses and approximately $2.0 million from two credit facilities, with interest at rates between 8% and 12%. In addition, we will owe minimum payments on operating leases of approximately $2.2 million during fiscal 2001. In January 2001, the Company entered into a $500,000 financing arrangement to lease its furniture and equipment located at its corporate facility. The lease calls for interest at 12.4% and matures on February 2004.

         Except for our line of credit and the new lease discussed above, we have no commitments for additional financings or borrowings. We can provide no assurance that additional debt or equity financing will not be undertaken, and if undertaken will be successful. Lower than expected earnings resulting from adverse conditions or otherwise, could restrict our ability to expand our operations, or otherwise fully execute our business plan.

         Uncertainty of Future Capital Needs

         The capital requirements required to fund the Company's losses, as well as to continue developing our Electronic HouseCall(R) System family of products and system and any other new services are significant. The Company may need to raise additional funds through public or private offerings, equity or debt financings or sale of assets in order to fund its losses, continue to develop our EHC products and system and any other services. If additional funds are raised through the issuance of equity securities, the percentage ownership of the current stockholders will be reduced and such equity securities may possess rights superior to those of the holders of the Company's common stock. There can be no assurance that additional financing will be available on terms favorable to the Company or that the Company will be successful in raising such financing.

         Dependence on New Product Development

         The markets for the Company's products and services can be affected by rapidly changing technology, evolving industry standards, evolving methods of communications systems, and other factors. Our operating results will depend to a significant extent on our ability to successfully introduce new products, software, and services on a timely basis and to reduce the cost of providing products and services. The success of these new developments includes identifying proper customer needs, costs, timely completion and introduction, and the quality of our network, software, and our services as compared to the Company's competitors and whether our products obtain market acceptance. In addition, a substantial amount of investment and time is required before the commercial viability of the Company's products and services is known.

         FORWARD-LOOKING STATEMENTS

         This Management's Discussion and Analysis of Financial Condition and Results of Operations and other sections of this report contain forward-looking statements that are based on current expectations, estimates, forecasts and projections about the industries in which Cyber-Care, Inc. operates, management's beliefs, and assumptions made by management. In addition, other written or oral statements that constitute forward-looking statements may be made by or on behalf of Cyber-Care, Inc. Words such as "expects", "anticipates", "intends", "plans", "believes", "seeks", "estimates", variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions ("Future Factors") that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecast in such forward-looking statements. Cyber-Care undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

         Future Factors include increasing price, products and services, competition by U.S. and non-U.S. competitors, including new entrants; rapid technological developments and changes and the Company's ability to continue to introduce competitive new products and services on a timely, cost-effective basis; the mix of products and services; the availability of manufacturing capacity, components and materials; the ability to recruit and retain talent; the achievement of lower costs and expenses; credit concerns in the emerging service provider market; customer demand for the Company's products and services; U.S. and non-U.S. government and public policy changes that may affect the level of new investments and purchases made by customers; changes in environmental and other U.S. and non-U.S. governmental regulations; protection and validity of patent and other intellectual property rights; reliance on large customers and significant suppliers; the ability to supply customer financing; technological implementation, and cost/financial risks in the use of large, multiyear contracts; the Company's credit ratings; the outcome of pending and future litigation and continued availability of financing, financial instruments and financial resources in the amounts, at the times and on the terms required to support the Company's future business. These are representative of the Future Factors that could affect the outcome of the forward-looking statements. In addition, such statements could be affected by general industry and market conditions and growth rates, general U.S. and non-U.S. economic conditions, including interest rate and currency exchange rate fluctuations and other Future Factors.

ITEM 7.  CONSOLIDATED FINANCIAL STATEMENTS

         The Company's consolidated financial statements and report of independent public accountants thereon appear beginning on Page F-2. See index to consolidated financial statements on Page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

                                   PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         Our current directors and executive officers are as follows:

NAME                                AGE                 POSITION
----                                ---                 ---------
Michael F. Morrell                  58                  Chairman of the Board,
                                                        Chief Executive Officer, and
                                                        Director

Paul C. Pershes                     57                  President, acting Chief Financial Officer,
                                                        and Director

Dana Pusateri                       48                  Chief Operating Officer and Director

John E. Haines                      53                  Senior Vice President and Director

Linda Moore                         49                  Senior Vice President and Secretary

Arthur Kobrin                       39                  Senior Vice President and Treasurer

Daniel Bivins, Jr.                  44                  Senior Vice President

Theodore J. Orlando                 60                  Director

Terry Lazar                         57                  Director

Alan Adelson                        53                  Director

Peter Murphy                        48                  Director

         MICHAEL F. MORRELL has served as our chairman and chief executive officer since August 1996. From November 1995 to August 1996, Mr. Morrell was an independent consultant who specialized in the field of corporate finance. From March 1994 to November 1995, Mr. Morrell served as president and a director of Westmark Group Holdings, Inc. From March 1984 through March 1994, Mr. Morrell founded and served as president of Nexus Leasing Corp. and Nexus Realty, entities involved in leasing and real estate investments. From 1966 to 1984, Mr. Morrell served in executive management positions with Reliance Group Holdings, a multi-billion dollar provider of insurance, leasing and other services. Effective October 31, 2000, Mr. Morrell resigned from the Board of Directors of Capital Markets Group, Inc.

         PAUL C. PERSHES has served as a director since August 1996 and as our president since May 1997. In March 2001, Mr. Pershes assumed responsibilities as acting Chief Financial Officer. Before joining us, Mr. Pershes founded and served as an officer of Weinberg, Pershes & Company, P.A., an accounting firm, from July 1994 to May 1997. Before founding Weinberg, Pershes & Company, Mr. Pershes was a senior partner of the international accounting firm of Laventhol and Horvath for 18 years.

         DANA PUSATERI has served as a director since January 1999 and as our chief operating officer in 2000. Mr. Pusateri founded IntegraCare, Inc. in 1988 and served as its chairman, chief executive officer and president, through November 1995. IntegraCare contracts with skilled nursing facilities, hospitals and home health agencies to provide physical, occupational and speech therapy services and owned outpatient clinics. In August 1995, IntegraCare completed a merger with Integrated
Health Services, Inc. In December 1995, Mr. Pusateri left to pursue other consulting opportunities and in May 1997, Mr. Pusateri co-founded one of our subsidiaries, Your Good Health Network, Inc., and currently serves as its chief executive officer.

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

         ARTHUR KOBRIN has served as our senior vice president of financial operations and Chief Accounting Officer since June 1997 and treasurer since January 1, 2001. From August 1987 to June 1997, Mr. Kobrin was employed by Weinberg, Pershes & Company, P.A.

         DANIEL BIVINS, JR. has served as senior vice president and in house counsel since November 1999 and in November 2000 assumed the position of Senior Vice President-Office of the Chairman. Mr. Bivins was President of Federal Property Management Corporation and President of Horizon Holding Company from 1993 to 1999.

         THEODORE J. ORLANDO has served as a director since March 1997. In 1994, Mr. Orlando founded and is currently president of Barkus Capital Resources, Ltd., a real estate and securities investment company. From 1984 to 1994 he founded and served as chairman and chief executive officer of TJ Systems Corporation, a computer leasing company.

         TERRY LAZAR has served as an outside director since April 1997. In 1977, Mr. Lazar founded, and is currently senior partner of, Lazar, Sanders, LLP, a full-service accounting firm specializing in healthcare and other industries.

         PETER MURPHY has served as a director since November 10, 2000. For the past five years, Mr. Murphy has been the principal of a firm specializing in corporate finance with particular focus on emerging business development.

         ALAN ADELSON has served as a consultant to the Company since May 2000 and as a Director since November 10, 2000. Formerly, Mr. Adelson spent over twenty-five years on Wall Street in varying capacities including Managing/Director/Investment Banking for a privately held firm. Mr. Adelson was formerly Senior Vice President for a mortgage banking company, and former President of Cambridge Research Corporation, a company that manufactured and sold products for the handicapped.

         Our officers are appointed annually by the board of directors and serve at the discretion of the Board. Our directors hold office until the next annual meeting of shareholders and until their successors have been duly elected and qualified. Messrs. Lazar, Orlando and Murphy are members of the audit committee and Messrs. Lazar, Orlando, Pusateri and Pershes are members of the compensation committee. Michael Morrell and Linda Moore are husband and wife. There are no other family relationships among any of our directors and executive officers.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934 requires our officers, directors and persons who own more than ten percent of our common stock to file with the SEC initial reports of ownership on Form 3 and reports of changes in ownership of our common stock and other equity securities on Form 4 and/or Form 5. To our knowledge, based solely on review of the copies of such reports furnished to us, and representations that no other reports were required, during the year ending December 31, 2000, all Section 16(a) filing requirements were complied with.

ITEM 10.  EXECUTIVE COMPENSATION

         The following table displays information concerning compensation paid or accrued for the years ended December 31, 2000, 1999 and 1998, for the benefit of our named executive officers. Each of the named executive officers received other personal benefits in amounts less than 10% of their total annual salary and bonus.

                          SUMMARY OF COMPENSATION TABLE

                                   ANNUAL COMPENSATION                   LONG TERM COMPENSATION AWARDS
                          ------------------------------------  -----------------------------------------------
    NAME & PRINCIPAL                                               RESTRICTED        SECURITIES UNDERLYING           ALL OTHER
        POSITION            YEAR      SALARY ($)    BONUS ($)    STOCK AWARD(S)         OPTIONS/WARRANTS          COMPENSATION ($)
------------------------- --------- --------------- ----------- ----------------- ----------------------------- -------------------
Michael F. Morrell          2000      $337,241                                                 650,000
Chairman, CEO and           1999      $225,526                                               1,000,000
Director                    1998      $160,000                                                 600,000

Paul C. Pershes             2000      $268,803                                                 300,000
President, acting           1999      $198,077                                                 400,000
CFO and Director            1998      $153,462                                                 500,000

Dana Pusateri               2000      $197,745                                                 400,000
Chief Operating             1999      $107,500                                                 500,000
Officer and Director        1998       $19,262                                                 100,000

John E. Haines              2000      $171,634                                                 300,000
Senior Vice President       1999       $79,038                                                 300,000

Linda Moore                 2000      $152,616                                                 150,000
Senior Vice President       1999      $117,884                                                 350,000
and Secretary               1998       $85,577                                                  75,000

         Mr. Morrell was granted in February 1998, 600,000 ten-year options to purchase common stock at $1.25 a share, 400,000 of which have been exercised. In September 1999, the board of directors granted Mr. Morrell, 1,000,000 five-year options to purchase common stock at $1.00 per share, all of which have been exercised and in August 2000, was granted 650,000 five-year options to purchase common stock at $4.78 per share, which are all currently outstanding.

         Mr. Pershes was granted in February 1998, 500,000 ten-year options to purchase common stock at $1.25 a share, 333,334 of which have been exercised. In September 1999, the board of directors granted Mr. Pershes, 400,000 five-year options to purchase common stock at $1.00 per share, 200,000 of which have been exercised and in August 2000 was granted 300,000 five-year options to purchase common stock at $4.78 per share, which are all currently outstanding.

         Mr. Pusateri was granted in October 1998, 100,000 nonqualified options to purchase common stock at $.75 per share, 50,000 have vested under an employment agreement. In September 1999, the board of directors granted Mr. Pusateri 500,000 five-year options to purchase common stock at $1.00 per share, all of which are currently outstanding and in August 2000, was granted 400,000 five year options to purchase common stock at $4.78 per share, which are all currently outstanding.

         Mr. Haines was granted in August 1999, 200,000 nonqualified options to purchase common stock at $1.75 per share, 133,334 have vested, under an employment agreement. In September 1999, the board of directors granted Mr. Haines 100,000 five-year options to purchase common stock at $1.00 per share, all of which are currently outstanding and in August 2000 was granted 300,000 five-year option to purchase common stock at $4.78 per share, which are all currently outstanding.

         Ms. Moore was granted in February 1998, 75,000 ten-year options to purchase common stock at $1.25 a share, 50,000 of which have been exercised. In September 1999, the board of directors granted to Ms. Moore 350,000 five-year options to purchase common stock at $1.00 per share, 175,000 of which have been exercised and in August 2000 was granted 150,000 five-year options to purchase common stock at $4.78 per share, which are all currently outstanding.

         The following tables show, as to the named executive officers, certain information concerning stock options:

                                             OPTION GRANTS DURING 2000

                            NUMBER OF          PERCENT OF TOTAL        EXERCISE
                            SECURITIES        OPTIONS GRANTED TO        OR BASE
                            UNDERLYING            EMPLOYEES              PRICE               EXPIRATION
         NAME                OPTIONS            IN FISCAL YEAR           ($/SH)                 DATE
         ----                -------            --------------           ------              ---------
Michael F. Morrell           650,000                13.8%                $4.78                8/25/05

Paul C. Pershes              300,000                 6.4%                $4.78                8/25/05

Dana Pusateri                400,000                 8.5%                $4.78                8/25/05

John Haines                  300,000                 6.4%                $4.78                8/25/05

Linda Moore                  150,000                 3.2%                $4.78                8/25/05


With respect to the options granted to the officers described immediately above:

      AGGREGATED OPTIONS EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION VALUES

                         SHARES
                      ACQUIRED ON        VALUE        NUMBER OF SECURITIES UNDERLYING       VALUE OF UNEXERCISED IN THE
NAME                    EXERCISE       REALIZED      UNEXERCISED OPTIONS AT FY-END (#)             MONEY OPTIONS
----                    --------       --------      ---------------------------------      -----------------------------

                                                      EXERCISABLE     UNEXERCISABLE         EXERCISABLE     UNEXERCISABLE
                                                      -----------     -------------         -----------     -------------
Michael Morrell                -           -          774,167(A)        620,833               $594,425           $95,375
Paul  C. Pershes               -           -          541,666           300,000               $527,249          $109,000
Dana Pusateri                  -           -          558,334           441,666               $475,750          $203,250
John Haines                    -           -          308,334           291,666               $127,084           $49,916
Linda Moore                    -           -          774,167(A)        620,833               $594,425           $95,375

(A) Mr. Morrell and Ms. Moore are married and under the rules of beneficial ownership, we have combined their securities.

         The table above includes both warrants and options. The value of unexercised in-the-money warrants and options was computed based on the differences between the closing market price of $2.09, as of Friday, December 31, 2000, and the aggregate exercise prices of the warrants and options.

EMPLOYMENT AGREEMENTS

         AGREEMENT WITH MICHAEL MORRELL

         In January 1997, the Company entered into an employment agreement with Michael Morrell expiring in January 2002, which provides for an annual base salary, payment of normal business expenses, bonuses and stock options as determined by the board of directors.

         AGREEMENT WITH PAUL PERSHES

         In January 1997, the Company entered into an employment agreement with Paul C. Pershes expiring in January 2002, which provides for an annual base salary, payment of normal business expenses, bonuses and stock options as determined by the board of directors.

         AGREEMENT WITH DANA PUSATERI

         In October 1998, the Company entered into an employment agreement with Dana Pusateri, expiring in October 2002, which provides for an annual base salary, payment of normal business expenses, bonuses and stock options as determined by the board of directors.

         AGREEMENT WITH JOHN HAINES

         In July 1999, the Company entered into an employment agreement with John Haines as senior vice president in charge of technology and effective September 1, 1999 as president of our subsidiary, CyberCare Technologies, Inc. The agreement expires in July 2002 and provides for an annual base salary, payment of normal business expenses, bonuses and stock options as determined by the board of directors.

         AGREEMENT WITH LINDA MOORE

         In November 1996, the Company entered into an employment agreement with Linda Moore expiring in November 2001, which provides for an annual base salary, payment of normal business expenses, bonuses and stock options as determined by the board of directors.

COMPENSATION OF DIRECTORS

         The following table shows all compensation paid to outside directors:

                         CASH COMPENSATION                                                     SECURITY GRANTS
                         -----------------                                                     ---------------
                                                                 CONSULTING       NUMBER              NUMBER OF
                         ANNUAL RETAINER       MEETING          FEE / OTHER         OF            SECURITIES UNDERLYING
   NAME                      FEE ($)           FEES ($)           FEES ($)       SHARES (#)          OPTIONS/SARS (#)
                             -------           --------           --------       ----------          ----------------
Terry Lazar                         -              1,000            -                 -                         -

Alan Adelson                        -                  -          62,500              -                   200,000

Theodore J. Orlando                 -              1,000            -                 -                         -

Peter Murphy                        -                  -            -                 -                   240,000

         The board of directors had 11 meetings during 2000, of which 10 were telephonic meetings. Outside directors receive $1,000 for each meeting they attend, up to a maximum of $5,000. Both inside and outside directors may be awarded stock options for other meetings and work performed.

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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The table below displays, as of March 15, 2001, the beneficial ownership of our common stock by

         o   our directors;

         o   our named executive officers;

         o   the holders of five percent or more of our common stock; and

         o   our directors and officers as a group.

                                                 NUMBER OF SHARES OF                    PERCENTAGE
NAME AND BUSINESS ADDRESS                 COMMON STOCK BENEFICIALLY OWNED                OF CLASS
-------------------------------------------------------------------------                --------
Michael F. Morrell                                     4,215,328                          5.6%

Paul C. Pershes                                        2,532,334                          3.4%

Dana Pusateri                                          1,642,534                          2.2%

John Haines                                            2,496,407                          3.3%

Linda Moore                                            4,215,328                          5.6%

Arthur Kobrin                                            382,115                      less than 1%

Daniel Bivins, Jr.                                       166,668                      less than 1%

Theodore J. Orlando                                      473,512                      less than 1%
11 Stonehenge Lane
E. Northport, NY 11731

Terry Lazar                                              644,831                      less than 1%
100 Jericho Quadrangle, Suite 127
Jericho, NY 11753-2702

Alan Adelson                                             184,341                      less than 1%

Peter Murphy                                             113,334                      less than 1%
2000 Pennsylvania Avenue
Wilmington, DE 19806

All Directors and Officers as a
group (11 persons)                                    12,851,404                             17.2%

         Except as otherwise stated, the business address of each of the beneficial owners is 2500 Quantum Lakes Drive, Suite 1000, Boynton Beach, Florida 33426.

         We have determined beneficial ownership following the rules of the SEC. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, we have included the shares of common stock subject to options and warrants held by that person that are currently exercisable or will become exercisable within 60 days after March 15, 2001, but we have not included those shares for purposes of computing the percentage ownership of any other person. We have assumed, unless indicated below that the persons and entities named in the table have sole voting and investment power for all shares beneficially owned subject to applicable community property laws.

         The shares of common stock beneficially owned by Mr. Morrell and Ms. Moore include 1,000,000 shares received in 1998 and 1,750,000 shares in 1999 upon the exercise of an option at aggregate exercise prices of $2,450,000. Upon the exercise of that option, Mr. Morrell issued the Company a promissory note for the purchase price, at the following terms: (1) repayment of principal with interest at the Federal applicable rate, (2) pledge of the shares as collateral security for repayment of the loan, and (3) repayment of the principal and interest upon the earlier to occur of the sale of the shares or 2004. In February 2000, Mr. Morrell and Ms. Moore repaid $581,250 of the note by tendering 29,063 common shares to the Company.

         The shares of common stock beneficially owned by Mr. Pershes include 1,000,000 shares received in 1998 and 808,334 shares in 1999 upon the exercise of options to purchase common stock at aggregate exercise prices of $1,466,668. Upon the exercise of that option, Mr. Pershes issued the Company a promissory note in payment for the shares, which note contained the following terms: (1) repayment of principal with interest at the Federal applicable rate, (2) pledge of the shares as collateral security for repayment of the loan, and (3) repayment of the principal and interest upon the earlier to occur of the sale of the shares or 2004. In February 2000, Mr. Pershes repaid $500,000 of the note by tendering 25,000 common shares to the Company.

         The shares of common stock beneficially owned by Mr. Kobrin include 75,000 shares received in 1998 and 200,000 shares in 1999 upon the exercise of options to purchase shares of common stock of aggregate exercise prices of $354,250. Upon the exercise of those options, Mr. Kobrin issued the Company a promissory note in payment for the shares, which note contained the following terms: (1) repayment of principal with interest at the Federal applicable rate,
(2) pledge of the shares as collateral security for repayment of the loan, and
(3) repayment of the principal and interest upon the earlier to occur of the sale of the shares or 2004. In February 2000, Mr. Kobrin repaid $93,750 of the note by tendering 4,688 common shares to Company.

         The shares of common stock beneficially owned by Mr. Orlando include 75,000 shares received in 2000, upon the exercise of options to purchase shares of common stock of aggregate exercise prices of $75,000. Upon the exercise stock of those options, Mr. Orlando issued the Company a promissory note in payment for the shares which note contain the following terms: (1) repayment of principal with interest at the Federal applicable rate, (2) pledge of the shares as collateral security for repayment of the loan, and (3) repayment of the principal and interest upon the earlier to occur of the sale of the shares or March 31, 2001. In December 2000, Mr. Orlando repaid $12,500 of the note by tendering 3,571 common shares to Company.

         The beneficial ownership of the persons in the table above includes the following options or warrants to purchase shares of our common stock that are currently exercisable or may be exercised by the person within 60 days of March 15, 2001:

                      SECURITIES EXERCISABLE WITHIN 60 DAYS

                                                                  OPTIONS/
                                                                  WARRANTS             EXERCISE PRICE
                                                                  --------             --------------
Michael Morrell . . . . . . . . . . . . . . . . . . . .            857,501             $ .50 - $4.78

Paul Pershes  . . . . . . . . . . . . . . . . . . . . .            675,000             $ .50 - $4.78

Dana Pusateri . . . . . . . . . . . . . . . . . . . . .            675,000             $ .75 - $4.78

John Haines . . . . . . . . . . . . . . . . . . . . . .            425,000             $1.00 - $4.78

Linda Moore . . . . . . . . . . . . . . . . . . . . . .            857,501             $ .50 - $4.78

Arthur Kobrin . . . . . . . . . . . . . . . . . . . . .             76,667             $ .50 - $4.78

Daniel Bivins, Jr.  . . . . . . . . . . . . . . . . . .            166,668             $1.81 - $4.78

Ted Orlando . . . . . . . . . . . . . . . . . . . . . .            402,083             $1.22 - $2.62

Terry Lazar . . . . . . . . . . . . . . . . . . . . . .            402,083             $1.22 - $2.62

Alan Adelson. . . . . . . . . . . . . . . . . . . . . .            150,000             $2.62 - $4.00

Peter Murphy  . . . . . . . . . . . . . . . . . . . . .            113,334             $2.62 - $4.00

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         In addition to loans discussed in item 11, the Company had the following related transactions in which the individual amount exceeded $60,000.

         During 2000, the Company loaned John Haines, Dana Pusateri, Christopher Doscher, Donald Jones and Daniel Bivins an aggregate amount of $1,930,000 evidenced by various notes, which call for interest at rates varying between the applicable federal rate and 10%. The notes mature between January 31, 2001 and May 2003. The majority of the notes are collateralized by Company common shares owned by the officers. During 2000 and 2001, the officers have repaid $1,020,000 towards the outstanding balances.

         The Company advanced during 2000 and 1999, respectively, $560,000 and $82,000 to Help Innovations, Inc. which was repaid in 2000 by returning 35,371 shares of the Company's common stock received as part of the acquisition and $142,000 in cash.

         As part of the transition of the Company to a network Company, the Company sold 100% of the stock in one of its rehabilitation subsidiaries in exchange for $3,600,000. The Company received $375,000 in cash and a note in the amount of $3,225,000 bearing interest at 8.0% and payable over a four year period. The note is secured by the stock of the former subsidiary and any related entity of the former owner, as well as limited guarantees of the principals. The terms of the agreement also call for the waiver of the Company's shares or other contingent consideration, which would have been due to the former owner under the terms of the original purchase agreement between the Company and former owner of the rehabilitation subsidiary. Such shares on an amortized basis could have aggregate approximately 2,000,000 shares. The Company recorded a loss of approximately $1,323,000 from this transaction.

         On September 15, 2000, effective September 2, 2001, we entered into an Agreement to sell the subsidiaries that comprised the international Air Ambulance Transport segment to a former Board Member of the Company and to a private entity for $8.5 million plus assumption of all debts related to this subsidiary's operations. Under the terms of the Agreement, the purchasers paid $2,400,000 in Cyber-Care common stock and issued a $6,100,000 short-term note bearing interest at 10% per year. The Company made this sale as part of a previously announced objective of selling off operations that did not fit into the long-term program of being in the telehealth technology business. The new owners have assumed management of the company. However, for financial accounting purposes the sale will not be recognized until a refinancing occurs or payment of the short-term note. Accordingly until such time, the operations of the Air Ambulance business will be accounted for as discontinued operations.

         On December 28, 2000, the Company loaned Glen Barber and Terry Lazar $200,000 each evidenced by notes calling for interest at 8% maturing March 16, 2001, which has been extended, and is collateralized by Cyber-Care common stock owned by the individuals and held by the Company.

         During 2000, the Company paid one of its directors $62,500 for consulting services.

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

10.14             Employment Agreement - Paul C. Pershes. Previously filed as an exhibit, with same reference number to our period ended Annual Report on Form 10-QSB for the March 31, 1997.

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

10.26             Stock Exchange Agreement between Medical Industries of America, Inc.
                    and CyberCare, Inc. Previously filed as an exhibit to a Form 8-K dated July 15, 1999.

10.27             Stock Purchase Agreement by and among Cyber-Care, Inc., MIOA
                    Acquisition Corp. I, Air Response North, Inc., Global Air Charter,
                    Inc., Global Air Rescue, Inc. and Air Response Medical Transport Corp.
                    and Lous R. Capece, Jr. previously filed as an exhibit to Form 8-k dated October 2, 2000,

16                Acknowledgment letter from Grant Thornton LLP regarding its resignation as the Company's independent public accountants (1).

21.1              List of Subsidiaries. Filed herewith.

                  (b)  form 8-k

23                Consent of Ernst & Young LLP. Filed herewith

                                  SIGNATURES

         In accordance with the Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED:   March 30, 2001     CYBER-CARE, INC.

                            By:  /s/ Paul C. Pershes
                               --------------------------
                                   Paul C. Pershes
                                   President, acting Chief Financial Officer
                                   and Director

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          SIGNATURE                              TITLE                          DATE
          ---------                              -----                          ----
/s/  MICHAEL F. MORRELL                 Chairman, Director,                March 30, 2001
Michael F. Morrell                      Chief Executive Officer

/s/  ARTHUR KOBRIN                      Senior Vice President and          March 30, 2001
Arthur Kobrin                           Treasurer

/s/  LINDA MOORE                        Senior Vice President and          March 30, 2001
Linda Moore                             Secretary

/s/  JOHN HAINES                        Senior Vice President and          March 30, 2001
John Haines                             Director

/s/  DANA PUSATERI                      Chief Operating Officer and        March 30, 2001
Dana Pusateri                           Director

/s/  TED ORLANDO                        Director                           March 30, 2001
Ted Orlando

/s/  TERRY LAZAR                        Director                           March 30, 2001
Terry Lazar

/s/  ALAN ADELSON                       Director                           March 30, 2001
Alan Adelson

/s/  PETER MURPHY                       Director                           March 30, 2001
Peter Murphy

                                Cyber-Care, Inc.

                   Index to Consolidated Financial Statements

                                                                Page
                                                                ----
Report of Independent Certified Public Accountants              F-2

Consolidated Balance Sheets                                     F-3

Consolidated Statements of Operations                           F-4

Consolidated Statements of Stockholders' Equity                 F-5

Consolidated Statements of Cash Flows                           F-6

Notes to Consolidated Financial Statements                      F-8

                              REPORT OF INDEPENDENT

                          CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors
Cyber-Care, Inc.

We have audited the accompanying consolidated balance sheets of Cyber-Care, Inc. and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cyber-Care, Inc. and subsidiaries at December 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

Ernst & Young LLP
West Palm Beach, FL
February 27, 2001

                                  CYBER-CARE, INC.
                           CONSOLIDATED BALANCE SHEETS
                 (In thousands, except share and per share data)

                                                                                          December 31,
                                                                                     2000             1999
                                                                                  --------         ---------
                                      ASSETS

Current Assets:
  Cash and cash equivalents                                                       $ 15,231          $ 11,699
  Marketable securities                                                              1,500                 -
  Trade accounts receivable, less allowance for doubtful
      accounts of $1,496 (2000) and $1,127 (1999)                                    2,572             3,490
  Proceeds due from escrow agent                                                         -             4,667
  Net assets of discontinued operations                                              8,687             8,808
  Inventories, net                                                                   5,242               292
  Notes receivable - related parties                                                 2,280                82
  Notes receivable and other current assets                                          1,663             1,082
                                                                                  --------          --------
      Total current assets                                                          37,175            30,120

Property and equipment, net                                                          2,072             1,682
Intangible assets, net                                                              17,042            17,893
Deferred costs                                                                           -             6,298
Notes receivable and other assets                                                    3,444             1,121
                                                                                  --------          --------

      Total assets                                                                $ 59,733          $ 57,114
                                                                                  ========          ========

                  LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                                                                $  2,933          $  1,150
  Accrued liabilities                                                                3,859             1,343
  Current maturities of subordinated debentures                                          -               368
  Lines of credit                                                                    1,993             1,847
  Net liabilities of discontinued operations                                         1,250               774
  Other current liabilities                                                            186               784
                                                                                  --------          --------
      Total current liabilities                                                     10,221             6,266

Convertible subordinated debentures, net of discounts of
    $4,617 at December 31, 1999                                                          -            15,828
Other liabilities                                                                      178               224
                                                                                  --------          --------
      Total liabilities                                                             10,399            22,318

Commitments and contingencies

Stockholders' Equity:
  Preferred stock, 20,000,000 shares authorized; 19,800,000 shares
      available for issuance                                                             -                 -
  Common stock, $0.0025 par value, 200,000,000 shares authorized;
      64,775,282 and 48,654,660 shares issued and outstanding at
      December 31, 2000 and 1999, respectively                                         162               122
  Capital in excess of par                                                         120,224            79,549
  Stock subscription receivable                                                     (3,903)           (4,655)
  Accumulated other comprehensive income (loss)                                          1            (1,768)
  Accumulated deficit                                                              (67,150)          (38,452)
                                                                                  --------           --------
      Total stockholders' equity                                                    49,334            34,796

      Total liabilities and stockholders' equity                                  $ 59,733           $57,114
                                                                                  ========           ========


See Notes to Consolidated Financial Statements.

                                CYBER-CARE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (In thousands, except share and per share data)

                                                                                    Year ended December 31,
                                                                                   2000               1999
                                                                               -----------        ----------
Net sales                                                                         $ 19,260           $16,724

Costs and expenses:
  Cost of services                                                                  12,702             7,754
  Selling, general and administrative                                               16,611             9,728
  Research, development and engineering                                              9,312               349
  Depreciation and amortization                                                      1,984               822
  Loss (gain) on sale of subsidiary                                                  1,323            (1,256)
                                                                               -----------        ----------
      Total costs and expenses                                                      41,932            17,397

Operating loss                                                                     (22,672)             (673)

Other income (expense):
  Interest income                                                                    1,859                93
  Interest expense                                                                    (541)           (1,283)
  Interest-beneficial conversion feature                                              (657)           (8,572)
  Write-off of investment in securities                                             (2,425)                -
  Other (expense) income                                                              (273)              435
                                                                               -----------        ----------

      Total other expense, net                                                      (2,037)           (9,327)
                                                                               -----------        ----------


Loss from continuing operations                                                    (24,709)          (10,000)

Discontinued operations:
  Loss from operations of discontinued businesses                                   (1,627)             (118)
  Estimated loss on disposal of discontinued businesses                             (2,362)             (690)
                                                                               -----------        ----------

Net loss                                                                         $ (28,698)         $(10,808)
                                                                               ===========        ==========

Loss per common share - basic and diluted:
  Loss from continuing operations                                                $   (0.40)         $  (0.30)
  Discontinued operations                                                            (0.07)            (0.03)
                                                                               -----------        ----------
  Net loss                                                                       $   (0.47)         $  (0.33)
                                                                               ===========        ==========

Weighted average common shares outstanding                                      61,147,042        32,882,376
                                                                               ===========        ==========


See Notes to Consolidated Financial Statements.

                                CYBER-CARE, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999
                        (In thousands, except share data)


                               PREFERRED STOCK       COMMON STOCK
                              -----------------  ---------------------
                              SHARES     AMOUNT    SHARES      AMOUNT
                              -------   -------  ---------   ---------
 BALANCE, JANUARY 1,
   1999                        21,591 $    216   23,352,924  $    59
 Repurchase of preferred
   stock                      (21,591)    (216)           -        -
 Common stock and
   warrants issued for
   acquisitions                     -         -  12,583,293       31
 Conversion of debentures           -         -   7,904,668       20
 Common stock issued for
   services and interest
   expense                          -         -     640,777        2
 Common stock received as
   consideration for
   sale of subsidiary               -         -  (1,598,842)      (4)
 Common stock issued on
   exercise of stock
   options and warrants             -         -   5,738,045       14
 Interest-beneficial
   conversion feature               -         -           -        -
 Fair market value of
   detachable warrants
   issued with subordinated
   debentures                       -         -           -        -
 Common stock issued for
   payment on long-term
   debt                             -         -     118,223        -
 Common shares issued in
   settlement of lawsuit            -         -     296,000        1
 Common stock issued
   under employee stock
   purchase plan                    -         -       6,239        -
 Unrealized loss on
   investment
   in equity securities             -         -           -        -
 Net loss                           -         -           -        -
 Comprehensive loss
 Common shares returned
   upon separation agreement        -         -    (386,667)      (1)

 BALANCE - DECEMBER 31,
   1999                             -         -  48,654,660      122

 Common stock returned
   by officers to pay-down
   stock subscription
   receivable                       -         -    (133,225)       -
 Conversion of debentures           -         -   8,985,941       22
 Reclass deferred
   financing costs upon conversion
   of debentures                    -         -           -        -
 Common stock issued
   under earn out arrangement       -         -      70,942        -
 Exercise of warrants
   and stock options - cash         -         -   5,533,516       14
 Common stock issued for
   stock subscription
   receivable                       -         -      60,000        -
 Exercise of warrants
   and stock options - non-cash     -         -     126,669        -
 Common stock issued for
   services rendered                -         -      29,091        -
 Common stock received on
   payoff of note                   -         -     (35,371)       -
 Shares issued to settle
   lawsuit                          -         -      75,000        -
 Common stock issued for
   payment of long-term
   debt                             -         -      51,000        -
 Sale of common stock               -         -   1,795,546        5
 Fair market value of
   warrants issued for consulting
   services                         -         -           -        -
 Write-off of investment
   in Westmark Group
   Holdings                         -         -           -        -
 Purchase of domain name            -         -      15,000        -
 Shares repurchased in
   open market                      -         -    (117,900)       -
 Common stock issued
   under employee stock
   purchase plan                    -         -      10,334        -
 Shares returned as
   partial consideration of sale
   of Air Response                  -         -    (345,921)      (1)

 Net loss                           -         -           -        -
 Unrealized gain on
   investment in equity securities  -         -           -        -

 Comprehensive loss                 -         -           -        -

 BALANCE - DECEMBER 31, 2000        -     $   -  64,775,282   $  162



                                                            ACCUMULATED
                                               STOCK          OTHER                      TOTAL
                              CAPITAL IN    SUBSCRIPTION  COMPREHENSIVE  ACCUMULATED  STOCKHOLDERS'
                             EXCESS OF PAR   RECEIVABLE   INCOME (LOSS)   DEFICIT        EQUITY
                             -------------  ------------  -------------  -----------  -------------

 BALANCE, JANUARY 1,
   1999                          $ 38,915     $  (1,050)       $    -    $ (27,644)     $10,496
 Repurchase of preferred
   stock                                -             -             -            -         (216)
 Common stock and
   warrants issued for
   acquisitions                    14,399             -             -            -       14,430
 Conversion of debentures           5,228             -             -            -        5,248
 Common stock issued for
   services and interest
   expense                            558             -             -            -          560
 Common stock received as
   consideration for
   sale of subsidiary              (2,800)            -             -            -       (2,804)
 Common stock issued on
   exercise of stock
   options and warrants             5,682        (3,605)            -            -        2,091
 Interest-beneficial
   conversion feature               8,572             -             -            -        8,572
 Fair market value of
   detachable
   warrants issued with
   subordinated
   debentures                       9,034             -             -            -        9,034
 Common stock issued for
   payment on long-term
   debt                                71             -             -            -           71
 Common shares issued in
   settlement of lawsuit              151             -             -            -          152
 Common stock issued
   under employee stock
   purchase plan                       28             -             -            -           28
 Unrealized loss on
   investment
   in equity securities                 -             -        (1,768)           -       (1,768)
 Net loss                               -             -             -      (10,808)     (10,808)
                                                                         -----------  -------------
 Comprehensive loss                                                                     (12,576)
 Common shares returned                                                               =============
   upon separation agreement         (289)            -             -            -         (290)
                             -------------  ------------  -------------  -----------  -------------
 BALANCE - DECEMBER 31,
   1999                            79,549        (4,655)       (1,768)     (38,452)      34,796

 Common stock returned
   by officers to pay-down
   stock subscription
   receivable                      (1,638)        1,638             -            -            -
 Conversion of debentures          16,152             -             -            -       16,174
 Reclass deferred
   financing costs upon
   conversion of
   debentures                      (6,174)            -             -            -       (6,174)
 Common stock issued
   under earn out arrangement         332             -             -            -          332
 Exercise of warrants
   and stock
   options - cash                   5,079             -             -            -        5,093
 Common stock issued for
   stock subscription
   receivable                         360          (360)            -            -            -
 Exercise of warrants
   and stock
   options - non-cash                 526          (526)            -            -            -
 Common stock issued for
   services rendered                  141             -             -            -          141
 Common stock received on
   payoff of note                    (163)            -             -            -         (163)
 Shares issued to settle
   lawsuit                            159             -             -            -          159
 Common stock issued for
   payment of long-term
   debt                               607             -             -            -          607
 Sale of common stock              27,489             -             -            -       27,494
 Fair market value of
   warrants issued for
   consulting services                368             -             -            -          368
 Write-off of investment
   in Westmark Group
   Holdings                             -             -         1,768            -        1,768
 Purchase of domain name              101             -             -            -          101
 Shares repurchased in
   open market                       (344)            -             -            -         (344)
 Common stock issued
   under employee stock
   purchase plan                       79             -             -            -           79
 Shares returned as
   partial consideration
   of sale of Air Response         (2,399)            -             -            -       (2,400)

 Net loss                               -             -             -      (28,698)     (28,698)
 Unrealized gain on
   investment in equity
   securities                           -             -             1            -            1
                                                                         -----------  -------------
 Comprehensive loss                     -             -             -            -      (28,697)
                             -------------  ------------  -------------  -----------  =============
 BALANCE - DECEMBER 31, 2000     $120,224     $  (3,903)       $    1    $ (67,150)     $49,334
                             =============  ============  =============  ===========  =============

See Notes to Consolidated Financial Statements.

                                CYBER-CARE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999
                                 (In thousands)

                                                                                   YEAR ENDED DECEMBER 31,
                                                                                   -----------------------
                                                                                    2000             1999
                                                                                    ----             ----
Cash Flows from Operating Activities:
  Net loss                                                                         $ (28,698)      (10,808)
   Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation                                                                        398           221
     Amortization                                                                      1,586           601
     Provision for doubtful accounts                                                   2,749            30
     Write-off of investment in securities                                             2,425             -
     Interest - beneficial conversion feature                                            657         8,572
     Gain on sale of investments                                                           -          (170)
     Common stock issued for services and interest expense                               509           560
     Common stock issued for settlement of lawsuit                                       159             -
     Net liabilities of discontinued operations                                       (1,016)         (335)
     Net assets of discontinued operations                                            (3,149)       (1,752)
     Loss (gain) on sale of subsidiary                                                 1,323        (1,256)
     Estimated loss on disposal of discontinued operations                             2,362           690
     Changes in operating assets and liabilities, net of effects from acquisitions and dispositions:
         Trade accounts receivable                                                    (3,496)         (894)
         Inventories                                                                  (4,949)         (125)
         Notes receivable and other current assets                                       168           227
         Accounts payable                                                              1,840        (1,280)
         Accrued and other liabilities                                                 2,543          (908)
                                                                                   ---------     ---------
            Net cash used in operating activities                                    (24,589)       (6,627)
                                                                                   ---------     ---------

Cash Flows from Investing Activities:
  Purchase of marketable securities                                                  (15,561)            -
  Proceeds from sale of marketable securities                                         14,062             -
  Capital expenditures, net                                                             (879)         (667)
  Cash paid for deferred costs                                                             -        (2,806)
  Proceeds from sale of subsidiary                                                       375           352
  Advances to related parties, net                                                    (2,698)          (82)
  Change in intangibles and other assets                                              (2,656)         (397)
  Proceeds from sale of investment in securities                                           -            61
  Cash (transferred) received from dispositions and acquisitions, net                 (1,229)           97
                                                                                   ---------     ---------
            Net cash used in investing activities                                     (8,586)       (3,442)
                                                                                   ---------     ---------

Cash Flows from Financing Activities:
  Other liabilities                                                                      (60)         (410)
  Common stock issued under employee stock purchase plan                                  79            28
  Net borrowings under lines of credit                                                   146           637
  Proceeds from exercise of stock options and warrants                                 5,093         2,091
  Proceeds from sale of common stock                                                  27,494             -
  Repurchase of common shares                                                           (344)            -
  Repayment from subordinated debentures                                                (368)            -
  Proceeds from sale of convertible debentures                                         4,667        18,723
                                                                                   ---------     ---------
  Net cash provided by financing activities                                           36,707        21,069
                                                                                   ---------     ---------

  Net change in cash and cash equivalents                                              3,532        11,000
  Cash and cash equivalents at beginning of year                                      11,699           699
                                                                                   ---------     ---------
  Cash and cash equivalents at end of year                                         $  15,231     $  11,699
                                                                                   =========     =========

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the year for interest                                           $   1,146     $   2,136

See Notes to Consolidated Financial Statements.

                                CYBER-CARE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999
                                 (In thousands)


Supplemental disclosures of non-cash activities:


                                                                                 2000               1999
                                                                                 ----               ----
  Conversion of debentures to common stock                                    $16,174              $5,248

  Reclass of deferred financing costs upon conversion of debentures             6,174                   -

  Fair market value of detachable warrants issued with
      subordinated debentures                                                       -               9,034

  Common stock issued under earn-out arrangement                                  332                   -

  Common stock received as consideration for sale of subsidiary                 2,400               2,804

  Common stock issued for payment on long-term debt                               607                  71

  Common stock received via payment of note                                       163                   -

  Shares issued to purchase domain name                                           101                   1

The following is a summary of the significant non-cash amounts that resulted from the Company's acquisitions and dispositions:

                                                                               2000              1999
                                                                               ----              ----
  Assets (disposed) acquired:
    Accounts receivable                                                      $ (1,897)         $    125
    Property and equipment                                                        (94)              395
    Goodwill                                                                      (30)              218
    Licenses                                                                        -            12,987
    Other assets                                                               (1,736)              135
                                                                             --------          --------
        Assets (disposed) acquired                                             (3,757)           13,860
                                                                             --------          --------
  Liabilities (transferred) assumed:
    Accounts payable                                                              (57)            1,420
    Accrued expenses and short-term debt                                       (3,386)              756
    Long-term debt                                                               (375)              251
                                                                             --------          --------
         Liabilities (transferred) assumed                                     (3,818)            2,427
                                                                             --------          --------
  Common stock and warrants                                                    (1,168)           11,530
                                                                             --------          --------
  Cash (transferred) received from dispositions and acquisitions             $ (1,229)         $     97
                                                                             =========         ========

See Notes to Consolidated Financial Statements.

                                CYBER-CARE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000
                 (In thousands, except share and per share data)

1.       ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND BASIS OF PRESENTATION

Cyber-Care, Inc. ("Cyber-Care" or the "Company") is a network-based telehealth solutions company utilizing its patented internet-based technology system that provides for remote monitoring of individuals. The Company is developing a family of Electronic HouseCall(R) ("EHC") system products utilizing patented technology to create communications between chronically ill patients and a network of healthcare providers using transfers of voice, video and medical diagnostic data. The EHC monitoring system, which has been cleared by The Food and Drug Administration, collects patient vital signs using devices such as an electronic stethoscope, thermometer, blood pressure cuff, pulse oximeter and glucometer. The results are available for review by the care provider and are stored in a central database for retrieval. The care provider may measure results against a patient's historic data enabling the delivery of improved patient care and more effective disease management. We also have a physical, occupational and speech therapy business and an institutional pharmacy business, which have historically provided the majority of our revenues.

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the activity of Cyber-Care, Inc. and its wholly-owned and majority-owned subsidiaries. All inter-company transactions and balances have been eliminated in consolidation.

RECENT ACCOUNTING PRONOUNCEMENTs

In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. SFAS No. 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS No. 133, as amended, requires the Company to record all derivatives on the balance sheet at fair value. To date, the Company has not been party to any derivative contracts or other hedging activities. However, the Company is currently unable to assess what, if any, the impact SFAS No. 133 will have on its future operating results.

In December 1999, the Securities and Exchange Commission staff released Staff Accounting Bulletin ("SAB") No. 101, REVENUE RECOGNITION. SAB No. 101 provides interpretive guidance on the recognition, presentation and disclosure of revenue in financial statements. The Company believes that its current revenue recognition policies comply with SAB No. 101.

                                CYBER-CARE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000
                 (In thousands, except share and per share data)


1.       ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(continued)

SOFTWARE DEVELOPMENT COSTS

The Company follows SFAS No. 86, ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE TO BE SOLD, LEASED OR OTHERWISE MARKETED in accounting for costs incurred to develop the software included in certain of its product offerings. Through December 31, 2000, such costs have been expensed as incurred and are included in research, development and engineering in the accompanying consolidated statements of operations.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include investments in highly-liquid debt instruments with original maturities of three months or less. At December 31, 2000 and 1999, the Company had cash equivalent and short-term marketable security balances in major financial institutions that exceed federal deposit insurance limits. These financial institutions have strong credit ratings and management believes that credit risk related to these deposits is minimal. In addition, the Company generally does not require collateral when extending credit to customers.

INVENTORIES

Inventories are stated at the lower of cost or market. Cost is determined using the first in, first out method. Finished goods and work in process inventories include material, labor and manufacturing overhead costs. Inventories consist of the following at December 31:

                                    2000               1999
                                   ------              -----
   Component parts                 $1,790               $292
   Work-in-process                    541                  -
   Finished goods                   2,911                  -
                                   ------              -----
                                   $5,242               $292
                                   ======              =====

                                CYBER-CARE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000
                 (In thousands, except share and per share data)


1.       ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(continued)

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets. Depreciation of assets held under capital lease agreements is included in depreciation expense and is provided using the straight-line method over the shorter of the lease term or estimated useful lives of the assets. The estimated lives of the Company's property and equipment range from five to seven years. Property and equipment consist of the following at December 31:

                                                           2000                1999
                                                          -------            -------
   Furniture and office equipment                          $2,070             $1,249
   Medical, manufacturing and computer equipment              683                528
   Property and improvements                                  133                408
                                                          -------            -------
                                                            2,886              2,185
   Less accumulated depreciation                             (814)              (503)
                                                          -------            -------
                                                           $2,072             $1,682
                                                          =======            =======

                                CYBER-CARE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000
                 (In thousands, except share and per share data)

INTANGIBLE ASSETS

Intangible assets consist of goodwill and healthcare technology licenses. Such assets are amortized on a straight-line basis over their estimated useful lives. Intangibles consist of the following:

                                            Straight-Line
                                         Amortization Period
                                               (Years)         2000       1999
                                         -------------------  ------     ------
   Goodwill                                      5-25         $6,455     $5,635
   Healthcare technology licenses                 10          12,860     12,945
                                                              ------     ------
                                                              19,315     18,580
   Less accumulated amortization                              (2,273)      (687)
                                                              ------     ------
                                                             $17,042    $17,893
                                                              ======     ======

LONG-LIVED ASSETS

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF, long-lived assets, including goodwill, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Recoverability of assets is measured by comparison of the carrying amount of the assets to net future undiscounted cash flows expected to be generated from the assets. No impairment has been recognized in the accompanying financial statements.

                                CYBER-CARE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000
                 (In thousands, except share and per share data)

1.       ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(continued)

MARKETABLE SECURITIES

The Company's marketable securities are considered "available for sale" and, as such, are stated at market value. Net unrealized gains and losses on marketable securities are reported as part of accumulated other comprehensive income (loss). Realized gains or losses from the sale of marketable securities are based on the specific identification method and would be included in the Company's consolidated statement of operations; however, there were no gross realized gains or losses from the sale of "available for sale" securities for the years ended December 31, 2000 and 1999.

The following is a summary of the Company's investments in marketable securities at December 31, 2000:

                                                         Amortized              Gross Unrealized
                                                           Cost              Gains           Losses          Market
                                                         ---------          -------         -------          ------
Available for sale securities:
     Debt securities of U.S. Government agencies          $  499             $   1            $  -           $  500
     State government obligations                          1,000                 -               -            1,000
                                                         ---------          -------         -------          ------

                                                          $1,499             $  1             $  -           $1,500
                                                         =========          =======         =======          ======

The amortized cost and estimated fair value of available for sale securities by contractual maturity at December 31, 2000 is as follows:

                                                                  Cost              Market Value
                                                                -------             ------------
Due in one year or less                                           $ 499                $  500
Due after five years through ten years                            1,000                 1,000
                                                                -------                ------
                                                                $ 1,499                $1,500
                                                                =======                ======

Expected maturities may differ from contractual maturities because the issuer of the securities may have the right to prepay obligations without a prepayment penalty.

WARRANTY COSTS

Estimated costs related to product warranties are accrued at the time products are sold.

RESEARCH AND DEVELOPMENT

Research and development costs are expensed as incurred.

                                CYBER-CARE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000
                 (In thousands, except share and per share data)

1.       ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(continued)

INVESTMENT IN SECURITIES

The Company determined that its investment in Westmark Group Holdings was permanently impaired and, as a result, wrote-off the investment during 2000. The write-off was recorded as a write-off of investment in securities in the accompanying consolidated statement of operations for the year ended December 31, 2000. The $2,425 write-off was comprised of $657 which was included in other assets and $1,768 which was included in accumulated other comprehensive loss in the accompanying December 31, 1999 consolidated balance sheet.

REVENUE RECOGNITION

The Company generates revenue primarily from the provision of therapy and related services, the sale of prescription drugs and, to a lesser extent during 2000, the sale of equipment and network access. The Company recognizes revenue when services have been rendered or delivery has occurred, the price of the product or service is fixed or determinable and collectiblity is reasonably assured.

The Company bills Medicare and Medicaid for certain of its product sales and services provided. Medicare and Medicaid reimbursements ("third-party") are recognized based on allowable charges. The difference between the Company's established billing rates and contracted or anticipated reimbursement rates is recorded as a contractual allowance and offset against net revenue. These revenues are subject to audit and retroactive adjustment by the respective third-party fiscal intermediaries. In the opinion of management, retroactive adjustments, if any, would not be material to the financial statements of the Company.

Laws and regulations governing the Medicare and Medicaid programs are extremely complex and subject to interpretation. As a result, it is reasonably possible that recorded estimates may change by material amounts in subsequent years. The Company believes that it is in compliance with all applicable laws and regulations and is not aware of any pending or threatened investigations involving allegations of potential wrongdoing that would have a material adverse impact on the Company's consolidated financial position or operations. While no such regulatory inquiries have been made, compliance with such laws and regulations can be subject to future government review and interpretation as well as significant regulatory action including fines, penalties, and exclusion from the Medicare and Medicaid programs. Changes in the Medicare and Medicaid programs and the reduction of funding levels could have adverse impact on the Company.

                                CYBER-CARE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000
                 (In thousands, except share and per share data)

1.       ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(continued)

LOSS PER COMMON SHARE

Basic loss per share is computed by dividing loss available to common shareholders by the weighted average number of shares of common stock. Diluted loss per share is determined by dividing loss available to common shareholders by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding. Shares of common stock that are issuable upon the exercise of options and warrants, or upon conversion of debentures, have been excluded from the 2000 and 1999 per share calculations because their effect would have been anti-dilutive. Such shares amounted to 9,816,742 and 2,577,221 at December 31, 2000 and 1999, respectively.

COMPREHENSIVE INCOME (LoSS)

Comprehensive income (loss) is defined as all changes in a Company's net assets except changes resulting from transactions with shareholders. It differs from net income (loss) in that certain items that would normally be recorded to equity (e.g. foreign currency items, minimum pension liability adjustments and unrealized gains and losses on certain investments in debt and equity securities) are part of comprehensive income (loss). At December 31, 2000 and 1999, the Company has a $1 after-tax unrealized gain on marketable securities and a $1,768 after-tax unrealized loss on marketable securities, respectively, which was the Company's only comprehensive income item, other than net loss.

RECLASSIFICATIONS

Certain reclassifications have been made in the 1999 financial statements to conform with the 2000 presentation.

FAIR VALUE INFORMATION

The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it is practicable to estimate that value:

Cash and cash equivalents, accounts receivable, accounts payable - the carrying amounts approximate fair value because of the short maturity of those instruments.

Marketable securities - marketable securities are carried at fair market value which is determined by quoted market prices.

Notes payable and long-term debt - the carrying amounts approximate fair value due to the length of the maturities and the interest rates not being significantly different from the current market rates available to the Company.

                                CYBER-CARE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000
                 (In thousands, except share and per share data)

1.       ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(continued)

Convertible subordinated debentures - the fair value of the Company's convertible subordinated debentures was approximately $28,700 at December 31, 1999. Fair value of the convertible subordinated debentures was determined by comparing the fair value of similar issues of debt by other companies as well as taking into account the interest rate of the debt and the value of the Company's common stock at December 31, 1999. No debentures were outstanding at December 31, 2000.

2.       ACQUISITIONS, DISPOSITIONS AND DISCONTINUED OPERATIONS

CYBERCARE TECHNOLOGIES ACQUISITION - Effective September 1, 1999, the Company acquired 100% of the outstanding common stock of Cybercare, Inc. ("CyberCare Technologies") in exchange for 7,324,996 shares of common stock valued at $1.12 per share and options to purchase 934,997 shares of the Company's common stock with a fair value of $554. The $10,472 excess of the purchase price over the fair market value of the net assets acquired was recognized as healthcare technology licenses.

The Company received an exclusive worldwide license by acquiring CyberCare Technologies to manufacture, sell and use the Electronic HouseCall(R) system throughout the world. In consideration for granting the license, the Company agreed to pay $2,100 to certain of the former shareholders of CyberCare Technologies over a three-year period for additional research and development and a 4% royalty on all Electronic HouseCall(R) unit sales. Of the 7,324,996 shares exchanged in the purchase of CyberCare Technologies, these former shareholders received 1,313,238 shares of the Company's common stock as a result of the Company's purchase of CyberCare Technologies.

HELP INNOVATIONS ACQUISITION - Effective November 15, 1999, the Company acquired certain assets of HELP Innovations, Inc. ("HELP"). In exchange for these assets, the company issued 1,334,000 shares of common stock to HELP valued at $2,709, or $2.03 per share. The $2,396 excess of the purchase price over the fair market value of the net assets acquired was recognized as healthcare technology licenses.

SOUTHEAST ACQUISITION - Effective August 1, 1999, the Company acquired 100% of the outstanding common stock of Southeast Medical Centers, Inc. ("Southeast") in exchange for consideration that is contingent upon Southeast achieving certain agreed upon pre-tax profit levels. The Company anticipates such additional consideration will be between $500 and $1,000 and will be paid in shares of the Company's common stock based upon the market price of the common stock at the time the consideration is earned. The excess of the liabilities assumed over the fair market value of the net assets of approximately $162 was recognized as goodwill. During 2000, the Company issued the first of these contingent consideration payments of 70,942 shares, valued at $332.

                                CYBER-CARE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000
                 (In thousands, except share and per share data)

2.       ACQUISITIONS, DISPOSITIONS AND DISCONTINUED OPERATIONS (continued)

AIR AMBULANCE TRANSPORT DISPOSITION - Effective March 1, 1999, the Company acquired 100% of the outstanding common stock of Air Response North, Inc. ("Air Response") in exchange for 3,866,667 shares of common stock valued at $0.75 per share. The $1,015 excess of the purchase price over the fair market value of the net assets acquired was recognized as goodwill.

Effective September 2, 2000, the Company entered into an agreement (the "Air Agreement") to sell the subsidiaries (which include Air Response) that comprise its international air ambulance transport segment ("Air") to a former board member of the Company and to Air Response Medical Transport Corp. ("Purchasers") for $8,500 plus assumption of all debts related to the subsidiaries' operations. Under the terms of the Air Agreement, the Purchasers paid $2,400 in Cyber-Care common stock and issued a $6,100 short-term note bearing interest at 10%, which is collateralized by substantially all of the air ambulance assets and 345,921 shares of the Company's common stock held in escrow. The Purchasers also assumed all of the segment's debt, which aggregated approximately $18,400 on September 2, 2000, in accordance with the Air Agreement. Air revenues aggregated $13,780 and $21,055 for the years ended December 31, 2000 and 1999, respectively. The Company expects that the Air Response disposal will be complete by September 2001.

The Company is accounting for the Agreement as a discontinued operation until the Purchasers repay the note or otherwise fulfill all of their obligations under the Air Agreement. Accordingly, amounts owed, net of a $2,778 accrual for future losses of Air Response, as part of the Air Agreement have been classified as "Net Assets of Discontinued Operations," in the accompanying consolidated balance sheets. Any potential gain that may result from this transaction has been offset by an accrual for estimated future operating losses, which is also included in "Net Assets of Discontinued Operations." In addition, the operating results of this segment have been reported as a loss from discontinued operations in the accompanying consolidated statements of operations.

CAROLINA DISPOSITION - The Company originally acquired 100% of the outstanding common stock of Carolina Rehab, Inc. ("Carolina") effective August 1, 1999. Effective October 31, 2000, the Company entered into a comprehensive settlement agreement to sell Carolina, one of its rehabilitation subsidiaries, to Carolina's former owner (the "Carolina Agreement"). The Carolina Agreement sold 100% of the stock in the subsidiary in exchange for $3,600. The Company received $375 in cash and a $3,225 note which bears interest at 8.0% and is payable over four years. The note is collateralized by the stock of the former subsidiary and any related entity of the former owner. The terms of the agreement also call for the waiver of any contingent consideration that would have been due under the terms of the original purchase agreement between the Company and former owner. The Company recognized a loss on sale of subsidiary of approximately $1,323 from this transaction.

                                CYBER-CARE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000
                 (In thousands, except share and per share data)

2.       ACQUISITIONS, DISPOSITIONS AND DISCONTINUED OPERATIONS (continued)

VALLEY PAIN DISPOSITION - On May 3, 1999, Valley Pain Centers, Inc. ("Valley") was sold to two former officers of the Company in exchange for the return of 1,598,842 shares of the Company's common stock with a market value of $2,804 ($1.75 per share), cash and other consideration of $352 and the repayment of approximately $300 of liabilities owed by Valley, which resulted in the Company recognizing a gain of approximately $1,256. The Company retired all 1,598,842 shares of the Company's common stock received from the two former officers.

MOBILE CARDIAC CATH LABS DISCONTINUED OPERATIONS - During the third quarter of 1999, the Company reviewed the operations of its mobile cardiac cath lab segment. Due to government regulation changes, the Company determined that it was in the best interest of its shareholders to discontinue this subsidiary. The results of this subsidiary have been classified as discontinued operations in the accompanying financial statements for the years ended December 31, 2000 and 1999. Net liabilities of the discontinued operations at December 31, 2000 and 1999 consist primarily of trade payables and accrued expenses. The estimated loss on disposal of this discontinued operation at December 31, 2000 and 1999 was $1,492 and $690 respectively, and includes a provision for anticipated future expenses related to the disposal of certain leased assets. The Company originally anticipated selling these leased assets during 2000; however, it proved difficult to sell them. Therefore, during 2000, the Company recorded an additional $1,492 accrual for estimated loss on disposal of these assets. Revenues from discontinued operations were $0 and $694 for the years ended December 31, 2000 and 1999, respectively, and are included as a loss from discontinued operations in the accompanying consolidated statements of operations.

Each of the above acquisitions was accounted for under the purchase method of accounting. Accordingly, the results of operations of each have been included in the Company's consolidated statements of operations from their respective dates of acquisition.

The following unaudited pro forma financial data is presented to illustrate the estimated effects on the consolidated results of operations as if the Company's acquisitions and dispositions had occurred as of the beginning of each calendar year presented after giving effect to certain adjustments, including amortization of goodwill and related income tax effects. The pro forma financial information does not purport to be indicative of the results of operations that would have occurred had the transactions taken place at the beginning of the periods presented or of future results of operations.

                                                  2000                     1999
                                          ---------------------     -------------------
Net sales                                      $   15,997                $   13,596
Loss from continuing operations                   (24,268)                  (10,602)
Net loss                                          (24,268)                  (10,602)
Net loss per common share
     - basic and diluted                         $  (0.42)                  $  (0.31)


                                CYBER-CARE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000
                 (In thousands, except share and per share data)

3.       LINES OF CREDIT

In July 1998, the Company entered into a $1,500 line of credit agreement with a financing company. During 1999, the financing company increased the amount of borrowings available under this agreement to $3,500. The line bears interest at prime plus 2.65% (12.15% at December 31, 2000) and is renewed on a month-to-month basis. The line is secured by accounts receivable from certain of the Company's subsidiaries. As of December 31, 2000 and 1999, the Company had outstanding borrowings of $1,461 and $997, respectively, under this agreement.

In 1998, the Company entered into a $1,500 line of credit agreement with a financial institution. This line of credit bears interest at prime plus 2.50% (12.00% at December 31, 2000), matures October 13, 2001 and is collateralized by accounts receivable from certain of the Company's subsidiaries. As of December 31, 2000 and 1999, the Company had outstanding borrowings of $532 and $717, respectively, under this agreement.

At December 31, 1999, the Company had $133 outstanding under another line of credit agreement which was repaid in January 2000.

4.       CONVERTIBLE SUBORDINATED DEBENTURES

Convertible subordinated debentures consist of the following at December 31:

                                                         2000                 1999
                                                       -------               ------
10% subordinated debentures, due June 2000             $   -                $   368
10% subordinated convertible debentures,
    5 year detachable warrants                             -                  6,120
10% subordinated convertible debentures,
   6 year detachable warrants                              -                 14,325
                                                       -------               ------
                                                           -                 20,813
                                                       -------               ------
                     Less discount                         -                 (4,617)
                                                       -------               ------
                                                           -                 16,196
                                                       -------               ------
                     Less current maturities               -                   (368)
                                                       -------               ------
                                                       $   -                $15,828
                                                       =======               ======

The Company issued subordinated convertible debentures during the years 1997 through 1999. These debenture offerings aggregated $27,438, of which $16,196 was outstanding at December 31, 1999. All such outstanding debentures were converted into common shares during 2000. Common share debenture conversions aggregated 8,985,941 shares and 7,904,668 shares during 2000 and 1999, respectively, valued at $16,174 and $5,248, respectively.

                                CYBER-CARE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000
                 (In thousands, except share and per share data)

4.       CONVERTIBLE SUBORDINATED DEBENTURES (continued)

The fair value of detachable warrants associated with the subordinated convertible debenture issuances was recorded as a discount to the debentures and accreted through interest expense over the life of the debentures, which ranged from five to six years. In certain circumstances, the conversion price was less than the market value per share of the Company's common stock on the date of issue. As a result, the Company recorded beneficial conversion interest expense of $657 and $8,572 for the years ended December 31, 2000 and 1999, respectively.

5.       COMMITMENTS AND CONTINGENCIES

LITIGATION - The Company is engaged in litigation with various parties regarding matters of dispute that have arisen in the normal course of business. In most cases where there is a material amount in dispute, the Company has the benefit of indemnification from a third party or insurance coverage. The Company anticipates that there will not be a material impact on its financial condition or results of operations from the outcomes of these legal actions, except as discussed in the following paragraph.

The Company has previously disclosed the 14 purported class action lawsuits that were filed against Cyber-Care and certain of its executive officers alleging violations of federal securities laws. These lawsuits were consolidated into a single class action lawsuit by the United States District Court for the Southern District of Florida on November 4, 2000. The Consolidated Amended Complaint ("Complaint") alleges that the Company made misrepresentations or omissions regarding the development and future sales forecasts of its Electronic HouseCall(R) system products and revenues of its pharmacy division. The Complaint seeks unspecified damages and costs. The Company and its executives believe the Complaint lacks merit and they intend to vigorously defend against the complaint. However, the Company cannot predict the outcome of this litigation or the impact that this class action lawsuit, or any other suits, claims, or investigations relating to the same subject matter, may have on the Company's liquidity or financial condition. In light of the foregoing, the Company's liability, if any, in relation to such possible claims cannot be estimated at this time.

FUTURE CAPITAL NEEDS - For the year ended December 31, 2000, the Company incurred significant operating losses and a cash flow deficiency. The Company expects to incur additional losses in 2001 as it carries out its business strategy of developing its EHC family of products and system and transitions to a network-based telehealth solutions company. The Company expects to generate increased sales from its telehealth segment in 2001. The Company plans to raise funds through the sale of non-telehealth assets, reduce discretionary spending or, if necessary, obtain additional equity or debt financing.

INSURANCE - The Company's operations are insured for medical liabilities on a claims-made basis and for professional and general liability on an occurrence basis. The Company's occurrence policies cover incidents since the Company's inception. The Company evaluates the liability related to asserted and unasserted claims for reported and unreported incidents based on facts and circumstances surrounding such claims and the applicable policy deductible amounts.

                                CYBER-CARE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000
                 (In thousands, except share and per share data)

5.       COMMITMENTS AND CONTINGENCIES (continued)

LEASES - The Company leases certain of its office, service facilities and equipment under operating leases that expire at various times through April 2006. Rent expense for 2000 and 1999 was approximately $1,668 and $1,012, respectively. Lease commitments at December 31, 2000 under non-cancelable operating leases with terms exceeding one year are as follows:


         Year ending December 31,
         ------------------------
                    2001                                    $ 2,190
                    2002                                      1,493
                    2003                                      1,196
                    2004                                      1,029
                    2005                                        765
                    2006                                        171
                                                         ----------
                                                            $ 6,844
                                                         ==========

6.       INCOME TAXES

The Company has no current or deferred income tax expense (benefit) in either 2000 or 1999 because the Company experienced significant losses in both years and a 100% valuation allowance was provided for the resulting deferred tax assets.

Deferred income taxes represent the net tax effects of temporary differences in the recognition of certain items for income tax and financial reporting purposes. Significant components of the net deferred income tax assets/liabilities are as follows:


                                                     December 31,
                                                 --------------------
                                                   2000        1999
                                                 --------    --------
Deferred tax assets:
Operating loss carryforwards                     $ 13,275    $  5,820
Allowance accounts                                  1,900       1,036
Prepaid insurance                                       -          35
Accrued expenses                                    1,144           -
Other                                                 227          11
                                                 --------    --------
  Total gross deferred tax assets                  16,546       6,902
  Less valuation allowance                        (14,873)     (6,526)
                                                 --------    --------
  Net deferred tax assets                           1,673         376

Deferred tax liabilities:
Other                                            $     30    $      -
Depreciation and amortization                       1,643         376
                                                 --------    --------
Total deferred tax liabilities                      1,673         376
                                                 --------    --------
Total net deferred taxes                         $      -    $      -
                                                 ========    ========

                                CYBER-CARE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000
                 (In thousands, except share and per share data)

6.       INCOME TAXES (continued)

SFAS 109 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

The Company has established a valuation allowance of $14,873 (or $8,347 more than the prior year) related to the utilization of its deferred tax assets because of uncertainties that preclude it from determining that it is more likely than not that it will be able to generate taxable income to realize such asset during the operating loss carryforward period, which begins to expire in 2008. Such uncertainties include recent cumulative losses by the Company, extensive laws and regulations within the healthcare industry that could impair our ability to conduct business, risks associated with the integration of acquisitions, our ability to protect our patents and proprietary technology and the nature of our long sales cycle and the fact that it may be disruptive to our customers' existing business.

At December 31, 2000, the Company has available net operating loss carryforwards of $35,279 that expire beginning in 2008. The Company has experienced several changes in ownership as defined by Internal Revenue Code
Section 382. The effects of these changes of ownership is that the above net operating carryforwards have been reduced by approximately $9,508.

The significant elements contributing to the difference between the federal statutory rate and the Company's effective tax rate are as follows:


                                            Year ended December 31,
                                            -----------------------
                                              2000         1999
                                             -------      -------
Federal statutory rate                       (34.00)%     (34.00)%
State taxes, net of federal benefit           (3.63)       (3.64)
Non-deductible items                           3.86        37.12
Change in valuation allowance                 29.08         0.52
Other                                          4.69         0.00
                                             -------      -------
                                               0.00%        0.00%
                                             =======      =======

                                CYBER-CARE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000
                 (In thousands, except share and per share data)

7.       STOCK COMPENSATION PLANS

The Company has four plans under which it has issued stock options:


        1996 Stock Option Plan for    An aggregate of 5,000,000 shares of common stock are reserved
        Officers & Directors          for issuance. Stock options are not currently being issued under this plan.

        1996 Employee Stock Option    An aggregate of 1,000,000 shares of common stock are reserved
        Plan                          for issuance. Stock options are not currently being issued under this plan.

        1999 Directors and            An aggregate of 9,000,000 shares of common stock are reserved
        Executive Officers Stock      for issuance. As of December 31, 2000 and 1999, 3,303,750
        Option Plan                   and 375,000 shares, respectively, remained available for
                                      issuance under this plan.

        1999  Incentive Stock         An aggregate of 5,000,000 shares of common stock are reserved
        Option Plan                   for issuance. As of December 31, 2000 and 1999, 2,933,100
                                      and 1,820,500 shares, respectively, remained available for issuance under this plan.

The Compensation Committee of the Company's Board of Directors administers and interprets the plans and is authorized to grant options to eligible participants. Options issued to date under these plans generally vest over a three-year period and expire five years from the original plan date. The following table sets forth options granted, canceled, forfeited and outstanding:

                                                                               Weighted Average
                                                              Option Price      Exercise Price
                                                Options         per Share         per Share
                                                -------     ----------------    --------------
      Outstanding, at December 1998              3,752      $ 0.50 -  $20.00          $1.28
        Granted                                  5,134        0.75 -    5.06           1.42
        Exercised                               (3,135)       1.00 -    1.50           1.15
        Forfeited                                 (100)       1.25 -    1.25           1.25
                                                -------     ----------------    --------------
      Outstanding, at December 1999              5,651        0.50 -   20.00           1.46
        Granted                                  5,202        1.48 -   16.31           4.77
        Exercised                                 (808)       0.50 -    2.25           1.22
        Forfeited                                 (432)       1.00 -   20.00           5.43
                                                -------     ----------------    --------------
      Outstanding, at December 31, 2000          9,613        0.50 -   16.31           3.02
                                                =======

      Exercisable at December 31, 2000           4,280        0.50 -   14.31           2.31
                                                =======
      Exercisable at December 31, 1999           2,260      $ 0.50 -  $20.00          $1.45
                                                =======

The weighted-average grant-date fair value of options granted during 2000 and 1999 was $4.41 per share and $1.03 per share, respectively.

                                CYBER-CARE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000
                 (In thousands, except share and per share data)

7.       STOCK COMPENSATION PLANS (continued)

The Company applies Accounting Principles Board Opinion ("APB") No. 25 and related Interpretations in accounting for its stock option and purchase plans. Compensation cost is calculated as the difference between the exercise price of the option and the market value of the Company's stock at the date the option was granted.

The exercise price of all options granted by the Company equals the market price at the date of grant. Accordingly, the Company has not recognized any compensation expense for its stock option plans. Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant dates consistent with the method prescribed in SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, the Company's net loss and net loss per share would have been increased to the pro forma amounts indicated below.

                                                              2000                 1999
                                                          ------------         ------------
Pro forma net loss                                        $   (43,946)         $   (13,138)
                                                          ============         ============
Pro forma loss per common share - basic and diluted:
   Loss from continuing operations                        $     (0.65)         $     (0.37)
     Discontinued operations                                    (0.07)               (0.03)
                                                          ------------         ------------
   Net loss                                               $     (0.72)         $     (0.40)
                                                          ============         ============

The above pro forma disclosures may not be representative of the effects on reported net operations for future years as options vest over several years and the Company may continue to grant options to employees.

The fair value of each option grant is estimated on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions.

                                                2000              1999
                                                ----              ----
      Dividend yield                            0.00%              0.00%
      Expected volatility                      140.49%            140.28%
      Risk-free interest rate                   5.00%              5.00%
      Expected life                          4.15 years         4.84 years

The following information applies to options outstanding at December 31, 2000:

                                              Weighted              Weighted Average
   Range of             Options              Average                  Remaining             Options         Weighted Average
Exercise Price        Outstanding         Exercise Price           Contractual Life       Exercisable        EXERCISE PRICE
--------------        -----------         --------------           ----------------       -----------        --------------
                                                                        (years)
$0.00 - $0.50                350              $0.50                       6.0                     350               $0.50
$0.51 - $1.00              1,655               0.91                       4.1                     813                0.97
$1.01 - $2.00              2,283               1.40                       4.2                   1,566                1.34
$2.01 - $3.00                792               2.44                       4.4                     244                2.20
$3.01 - $4.00                610               3.96                       5.7                     263                4.00
$4.01 - $5.00              3,140               4.73                       4.6                     837                4.79
$5.00 - $10.00               728               5.75                       4.0                     204                5.79
$10.01 - $20.00               55              13.53                       4.2                       3               14.31
--------------        -----------         --------------           ----------------       -----------        --------------
                           9,613                                                                4,280
                      ===========                                                         ===========

                                CYBER-CARE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000
                 (In thousands, except share and per share data)

8.       WARRANTS

During 2000 and 1999, the Company granted 600 and 10,074 warrants, respectively, to acquire common stock of the Company as part of the private placements discussed in Notes 4 and 11. Each warrant represents the right to purchase one share of common stock at prices ranging from $0.50 to $31.50 per warrant. There are 5,265 warrants outstanding at December 31, 2000, all of which were exercisable, with expiration dates through March 2010. The weighted average exercise price of warrants outstanding at December 31, 2000 is $4.64 per share.

The weighted-average grant-date fair value of warrants granted during 2000 and 1999 was $16.71 per share and $1.59 per share, respectively, and was computed using the Black-Scholes option pricing model and the same weighted average assumptions disclosed in Note 7.

9.       EMPLOYEE RETIREMENT PLANS

Effective January 1, 2000, the Company began sponsoring and contributing to a qualified, defined contribution Retirement Savings Plan covering substantially all employees. The Cyber-Care, Inc. Retirement Savings Plan was established pursuant to Section 401(k) of the Internal Revenue Code. Under the terms of the plan, covered employees are allowed to contribute up to 15% of their pay, limited to the yearly maximum allowed by the Internal Revenue Service. The Company match is equal to 50% of employee contributions, subject to a maximum of 4% of an employee's pay, is funded in Company common stock and vests ratably over five years. The Company matched 29,301 common shares, or approximately $61, for the year ended December 31, 2000.

10.      EMPLOYEE STOCK PURCHASE PLAN

The Company's 1999 Employee Stock Purchase Plan (the "Stock Purchase Plan") allows qualified employees (as defined) to purchase designated shares of the Company's common stock in an amount not to exceed 15% of their annual compensation. Shares acquired through the Stock Purchase Plan are purchased at a price equal to the lower of 85% of the closing price of the Company's common stock at the beginning or end of each semi-annual stock purchase period. The Company issued 10,334 and 6,239 shares of common stock during 2000 and 1999, respectively, pursuant to this plan, valued at $79 and $28, respectively.

11.      ISSUANCES AND REPURCHASES OF COMMON AND PREFERRED STOCK

On February 28, 2000, the Company received approximately $11,000, less underwriters' fees of $1,000, by selling 500,000 shares of the Company's common stock at $22.00 per share. The Company also issued warrants to purchase up to 100,000 additional common shares at an exercise price of $31.50 per share.

                                CYBER-CARE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000
                 (In thousands, except share and per share data)

11.      ISSUANCES AND REPURCHASES OF COMMON AND PREFERRED STOCK (continued)

On April 10, 2000, the Company received approximately $20,000, less underwriters fees of $2,506, by selling 1,295,546 shares of the Company's common stock at $15.44 per share. The Company also issued warrants to purchase up to 500,000 additional common shares at an exercise price of $18.44 per share.

The Company has 20,000,000 shares of preferred stock authorized, and 19,800,000 shares of preferred stock available for issuance, that may be used in one or more series as determined by the board of directors of the Company. In partial payment on the sale of shares of Westmark common stock, the Company received $273 and 200,000 shares of previously issued preferred stock held by Westmark. Upon receipt, such shares were retired.

12.      STRATEGIC ALLIANCES

The Company has formed a joint venture corporation, SIIC-Cyber Pacificare Limited, with SIIC Medical Science and Technology (Group) Limited ("SIIC"), a Hong Kong public company, to undertake the marketing and distribution of the Company's Electronic HouseCall(R) system and future related technologies and products within a defined Asian territory ("Territory"), including China. In addition, SIIC will manufacture the EHC system for distribution in the Territory and Cyber-Care will provide initial training, technical assistance and all necessary network services. The Company has invested $250 and will invest an additional $250 to maintain its 33% interest in the joint venture. SIIC has invested $500 and will invest an additional $500 to maintain its 67% interest in the joint venture. At December 31, 2000, the joint venture had no significant operations and generated no revenues during 2000. The Company accounts for its interest in the joint venture under the equity method.

13.      RELATED PARTY TRANSACTIONS

The Company advanced funds to certain officers, directors and employees aggregating $2,890 and $82 in 2000 and 1999, respectively, of which $1,758 is collateralized by shares of the Company's common stock at December 31, 2000. The Company received notes from each individual that bear interest at rates ranging from 7% to 10%. Short-term notes receivable from related parties aggregated $2,280 and $82 at December 31, 2000 and 1999, respectively. The notes outstanding at December 31, 2000 are all scheduled to be repaid in 2001. Through March 12, 2001, $970 of the short-term notes had been repaid. The Company recognized interest income of $74 from these related party notes for the year ended December 31, 2000.

                                CYBER-CARE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000
                 (In thousands, except share and per share data)

13.      RELATED PARTY TRANSACTIONS (continued)

In addition, during both 2000 and 1999, certain officers, directors and employees exercised stock options to acquire 470,248 shares and 3,135,334 shares, respectively, at exercise prices ranging from $0.50 to $2.25 and $0.50 to $6.00 per share, respectively. For certain of these exercises, the Company received interest-bearing notes (at rates from 7.0% to 10.0% and 7.4% at December 31, 2000 and 1999, respectively) from each officer, director and employee. These notes aggregated $3,903 and $4,655 at December 31, 2000 and 1999, respectively, and are included in stockholders' equity as part of stock subscription receivable in the accompanying consolidated balance sheets. The Company accrued interest of $282 and $162 related to these stock subscription receivables for the years ended December 31, 2000 and 1999, respectively.

14.      OPERATING SEGMENTS

The Company is organized and determines its segments based on customer-focused operating groups. Each group reports its results of operations and makes requests for capital expenditures and acquisition funding to the Company's chief operating decision-making group. This group is comprised of the following four individuals: the Chairman and Chief Executive Officer, President, CyberCare Technologies President and Chief Operating Officer. Under this organizational structure, the Company's operating groups have been aggregated into three reportable operating segments.

The Company's operating segments are network-based telehealth solutions, physical, occupational and speech therapy services and institutional pharmacy services. The network-based telehealth solutions segment utilizes its patented internet-based Electronic HouseCall(R) technology system for remote monitoring and communications between chronically ill patients and a network of healthcare providers using transfers of voice, video and medical diagnostic data. Physical, Occupational and Speech Therapy Services provides physical, occupational and speech therapy and pain rehabilitation services throughout the state of Florida. Institutional Pharmacy Services is an institutional pharmacy located in Lakeland, Florida, which delivers unit-dosed medications to residents of certain assisted-living facilities in Florida.

The Other category presented below includes the corporate office and elimination of intercompany activities, neither of which meet the requirements of being classified as an operating segment. As discussed in
Note 2, the Company entered into an agreement to sell its international air ambulance transport ("Air") segment during September 2000. Accordingly, the Air segment is not separately presented below for either 2000 or 1999, but rather is included as part of the Other category because the Company is accounting for this disposition as a discontinued operation.

                                CYBER-CARE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000
                 (In thousands, except share and per share data)

14.      OPERATING SEGMENTS (continued)

The accounting policies of the operating segments are the same as those described in the summary of significant accounting principles described in
Note 1. The Company evaluates the performance of its reportable operating segments based primarily on net revenues, loss income from continuing operations before special costs and charges (such as beneficial conversion feature interest, (loss) gain on sale of subsidiary and write-off of investment in securities) and working capital. Segment information for the years 2000 and 1999 is as follows:


                                  Network-based           Physical,
                                    Telehealth         Occupational and      Institutional
                                    Solutions           Speech Therapy         Pharmacy        Other       Consolidated
                                  -------------        -----------------     -------------   --------      ------------
         2000
         ----
Net revenues                      $        988             $    11,924         $   6,348     $              $   19,260
                                                                                                   -
Loss from continuing
    operations                         (20,362)                   (243)             (591)     (3,513)          (24,709)
(Loss) gain from continuing
    operations, before
    special costs and charges          (20,362)                   (243)             (591)        892           (20,304)
Working capital                          3,735                      72              (121)     23,268            26,954
Total assets                            23,220                   4,956             2,141      29,416            59,733

         1999
         ----
Net revenues                             1,558                   9,257             4,709       1,200            16,724
(Loss) income from
    continuing operations               (3,863)                    792                (4)     (6,925)          (10,000)
(Loss) gain from continuing
    operations, before
    special costs and charges           (3,863)                    792                (4)        391            (2,684)
Working capital                         (3,627)                    757               412      26,312            23,854
Total assets                        $   14,959             $     6,336         $   1,913     $33,906        $   57,114

The Company operated principally in the United States and no one customer accounted for greater than 10% of revenue from operations during the years ended December 31, 2000 and 1999.