Form 10-Q
period 2001-03-31
CYBER CARE INC
filed 2001-05-11
CIK 887904

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                                Washington, DC 20549

                                       Form 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended March 31, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from _____________to_____________

                         Commission file number 0-20356

                                  CYBER-CARE, INC.
              (Exact name of registrant as specified in its charter)


               Florida                                     65-0158479
               -------                                     ----------
       (State or other jurisdiction           (IRS Employer Identification No.)
    of incorporation or organization)

        2500 Quantum Lakes Drive, Suite 1000, Boynton Beach, Florida 33426-8330
        -----------------------------------------------------------------------
                         (Address of principal executive offices)

                                      (561) 742-5000
                                      --------------
                              (Registrant's telephone number)


         Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report(s)), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
   ---    ---

         The registrant has one class of common stock, $0.0025 par value, of which 64,862,738 shares were outstanding as of April 30, 2001.

                               CYBER-CARE, INC.

                      10-Q QUARTER ENDED MARCH 31, 2001


                               TABLE OF CONTENTS

                                                                   PAGE NO.
PART I.   FINANCIAL INFORMATION

Item 1.   Condensed Consolidated Financial Statements

          Condensed Consolidated Balance Sheets
          as of March 31, 2001 and December 31, 2000                   3

          Condensed Consolidated Statements of
          Operations for the Three Months Ended
          March 31, 2001 and 2000                                      4

          Condensed Consolidated Statements of
          Cash Flows for the Three Months Ended
          March 31, 2001 and 2000                                      5

          Notes to Condensed Consolidated
          Financial Statements                                         7

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations                13

Item 3.   Quantitative and Qualitative Disclosures
          About Market Risk                                            15

Part II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                            16
Item 2.   Changes in Securities and Use of Proceeds                    16
Item 3.   Defaults Upon Senior Securities                              17
Item 4.   Submission of Matters to a Vote of Security Holders          17
Item 5.   Other Information                                            17
Item 6.   Exhibits and Reports Form 8-K                                17

Signatures                                                             18

                                 CYBER-CARE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 (In thousands, except share and per share data)


                                                                    (Unaudited)    (Audited)
                                                                     March 31,    December 31,
                                                                       2001           2000
                                                                     ----------   ------------
ASSETS
Current Assets:
  Cash and cash equivalents                                           $  8,904      $ 15,231
  Cash - restricted                                                        315             -
  Marketable securities                                                  1,514         1,500
  Trade accounts receivable, less allowance for doubtful
    accounts of $1,467 (2001) and $1,496 (2000)                          2,912         2,572
  Net assets of discontinued operations                                  8,946         8,687
  Inventories, net                                                       6,510         5,242
  Notes receivable - related parties                                       997         2,280
  Notes receivable and other current assets                              2,084         1,663
                                                                      --------      --------
      Total current assets                                              32,182        37,175

Property and equipment, net                                              2,490         2,072
Intangible assets, net                                                  16,236        17,042
Notes receivable and other assets                                        3,264         3,444
                                                                      --------      --------
      Total assets                                                    $ 54,172      $ 59,733
                                                                      ========      ========

                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable                                                    $  2,299      $  2,933
  Accrued liabilities                                                    3,640         3,859
  Lines of credit                                                        2,299         1,993
  Net liabilities of discontinued operations                             1,068         1,250
  Other current liabilities                                                290           186
                                                                      --------      --------
      Total current liabilities                                          9,596        10,221

Other liabilities                                                          455           178
                                                                      --------      --------
      Total liabilities                                                 10,051        10,399
                                                                      --------      --------

Commitments and contingencies

Stockholders' Equity:
  Preferred stock, 20,000,000 shares authorized; 19,800,000 shares
      available for issuance                                                 -             -
  Common stock, $0.0025 par value, 200,000,000 shares authorized;
      64,862,738 and 64,775,282 shares issued and outstanding at
      March 31, 2001 and December 31, 2000, respectively                   162           162
  Capital in excess of par                                             119,970       120,224
  Stock subscription receivable                                         (3,840)       (3,903)
  Accumulated other comprehensive income                                     4             1
  Accumulated deficit                                                  (72,175)      (67,150)
                                                                      --------      --------
      Total stockholders' equity                                        44,121        49,334
                                                                      --------      --------
      Total liabilities and stockholders' equity                      $ 54,172      $ 59,733
                                                                      ========      ========

See Notes to Condensed Consolidated Financial Statements.

                                  CYBER-CARE, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands, except share and per share data)
                                        (Unaudited)

                                                              Three Months Ended
                                                                    March 31,
                                                           --------------------------
                                                              2001            2000
                                                           -----------    -----------
Net revenues                                               $     4,244    $     4,890

Costs and expenses:
  Costs of services                                              3,196          3,122
  Selling, general and administrative                            2,841          2,229
  Research, development and engineering                          3,417          1,143
  Depreciation and amortization                                    554            443
  Gain on sale of subsidiary                                       (92)             0
                                                           -----------    -----------
              Total costs and expenses                           9,916          6,937
                                                           -----------    -----------
Operating loss                                                  (5,672)        (2,047)
                                                           -----------    -----------
Other income (expense):
  Interest income                                                  644            212
  Interest expense                                                 (53)          (474)
  Interest - beneficial conversion feature                           -           (502)
  Other income                                                      56              8
                                                           -----------    -----------
          Total other income (expense)                             647           (756)
                                                           -----------    -----------
Loss from continuing operations                                 (5,025)        (2,803)

Income from operations of discontinued business                      -             15
                                                           -----------    -----------
Net loss                                                   $    (5,025)   $    (2,788)
                                                           ===========    ===========
Loss per common share - basic and diluted:
  Loss from continuing operations                          $      (.08)   $      (.05)
  Discontinued operations                                            -              -
                                                           -----------    -----------
  Net loss                                                 $      (.08)   $      (.05)
                                                           ===========    ===========
Weighted average shares outstanding                         64,803,947     53,074,384
                                                           ===========    ===========

See Notes to Condensed Consolidated Financial Statements.

                                     CYBER-CARE, INC.
                      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (In thousands)
                                        (Unaudited)


                                                                                  Three Months Ended
                                                                                        March 31,
                                                                               ------------------------
                                                                                  2001          2000
                                                                               ----------    ----------
Cash Flows from Operating Activities:
Net loss                                                                       $   (5,025)   $   (2,788)
Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation                                                                      160            64
    Amortization                                                                      394           379
    Provision for doubtful accounts                                                   267            84
    Interest - beneficial conversion feature                                            -           502
    Common stock issued for services                                                    -            13
    Net liabilities of discontinued operations                                       (182)         (343)
    Net assets of discontinued operations                                            (259)          315
    Gain on sale of subsidiary                                                        (92)            -
    Changes in operating assets and liabilities, net of effects from dispositions:
        Trade accounts receivable                                                    (804)       (1,817)
        Inventories                                                                (1,268)         (628)
        Notes receivable and other current assets                                    (422)          117
        Accounts payable                                                             (571)         (168)
        Accrued and other current liabilities                                         499           919
                                                                               ----------    ----------
          Net cash used in operating activities                                    (7,303)       (3,351)
                                                                               ----------    ----------
Cash Flows from Investing Activities:
        Purchase of marketable securities                                            (511)            -
        Sale of marketable securities                                                 500             -
        Cash restricted as to use                                                    (315)            -
        Repayment from (advances to) related parties, net                           1,100          (400)
        Capital expenditures                                                         (185)         (144)
        Change in intangible and other assets                                         180        (2,063)
                                                                               ----------    ----------
          Net cash provided by (used in) investing activities                         769        (2,607)
                                                                               ----------    ----------
Cash Flows from Financing Activities:
        Payments of other liabilities                                                (193)          (85)
        Net borrowings (repayments) under lines of credit                             306        (3,505)
        Proceeds from exercise of stock options and warrants                           94         2,152
        Proceeds from sale of common stock                                              -         9,897
        Proceeds from subordinated debentures                                           -         4,667
                                                                               ----------    ----------
          Net cash provided by financing activities                                   207        13,126
                                                                               ----------    ----------
Net (decrease) increase in cash and cash equivalents                               (6,327)        7,168
Cash and cash equivalents at the beginning of period                               15,231        11,699
                                                                               ----------    ----------
Cash and cash equivalents at the end of period                                 $    8,904    $   18,867
                                                                               ==========    ==========
Supplemental disclosure of cash flow information:
        Cash paid for interest                                                 $       53    $      495
                                                                               ==========    ==========

See Notes to Condensed Consolidated Financial Statements.

                                    CYBER-CARE, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued
                                     (In thousands)
                                       (Unaudited)


Supplemental disclosures of non-cash investing and financing activities:

                                                                             For the Three Months Ended
                                                                               March 31, March 31,
                                                                             --------------------------
                                                                                2001            2000
                                                                             ----------      ----------
  Conversion of debentures to common stock                                   $        -      $    9,475
  Reclass of deferred financing costs upon conversion of debentures                   -           3,798
  Fair market value of warrants issued for consulting fees                            -             368
  Common stock issued for Employee Stock Purchase Plan                               40               -
  Common stock issued for accrued contribution to retirement plan                    61               -
  Common stock issued for accrued settlement of a lawsuit                           125               -
  Common stock issued under earn-out arrangement                                      -              21
  Common stock received as consideration for sale of subsidiary                    (692)              -
  Common stock issued for payment of accrued interest                               366               -
  Common stock issued for payment on long-term debt                                   -             607
  Common stock received in repayment of note receivable                            (183)         (1,175)
  Common stock received in repayment of stock subscription receivable               (65)              -
  Property and equipment included in other liabilities                              470               -

The following is a summary of the significant non-cash amounts that resulted from the Company's disposition:

                                                                             For the Three Months Ended
                                                                               March 31, March 31,
                                                                             --------------------------
                                                                                2001            2000
                                                                             ----------      ----------
  Assets disposed:
    Accounts receivable                                                      $     (196)     $        -
    Property and equipment                                                          (76)              -
    Goodwill                                                                       (412)              -
                                                                             ----------      ----------
          Assets disposed                                                          (684)              -
                                                                             ----------      ----------
  Liabilities transferred:
    Accounts payable                                                                (64)              -
    Accrued expenses and short-term debt                                            (20)              -
                                                                             ----------      ----------
          Liabilities transferred                                                   (84)              -
                                                                             ----------      ----------
  Common stock                                                                     (600)              -
                                                                             ----------      ----------
  Cash received from disposition                                             $        -      $        -
                                                                             ==========      ==========

                                       CYBER-CARE, INC.
                     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                       MARCH 31, 2001
                                         (UNAUDITED)


Note 1 - Organization and Summary of Significant Accounting Policies

Organization

         Cyber-Care, Inc. ("Cyber-Care" or the "Company") is a network-based telehealth solutions company utilizing patented internet-based technology to provide a system for remote monitoring of individuals. The Company is developing a family of Electronic HouseCall(R) ("EHC") system products utilizing patented technology to enable communications between chronically ill patients and a network of healthcare providers using transfers of voice, video and medical diagnostic data. The EHC monitoring system, which has been cleared by the United States Food and Drug Administration, collects patient vital signs using devices such as an electronic stethoscope, thermometer, blood pressure cuff, pulse oximeter and glucometer. The results are available for review by the care provider and are stored in a central database for retrieval. The care provider may measure results against a patient's historic data enabling the delivery of improved patient care and more effective disease management. The Company also has a physical, occupational and speech therapy business and an institutional pharmacy business, which have historically provided the majority of the Company's net revenues.

Basis of Presentation and Consolidation

         The accompanying condensed consolidated financial statements have been prepared by the Company and are unaudited pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information related to the Company's significant accounting policies and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. In the opinion of management, these unaudited condensed consolidated financial statements reflect all material adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the consolidated financial position and consolidated results of operations for the interim periods presented. These results are not necessarily indicative of a full year's results of operations. Certain reclassifications have been made to the prior period financial statements to conform to the March 31, 2001 presentation.

         Although the Company believes that the disclosures provided are adequate to make the information presented not misleading, these unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000.

         The Company's condensed consolidated financial statements include the activity of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

Comprehensive Income (Loss)

         Comprehensive income (loss) is defined as all changes in a Company's net assets except changes resulting from transactions with shareholders. It differs from net income (loss) in that certain items currently recorded to equity are part of comprehensive income (loss). At March 31, 2001, the Company had a $4,000 after-tax unrealized gain on marketable securities and at March 31, 2000, the Company had a $53,000 after-tax unrealized loss on equity securities.

Marketable Securities

         The Company's marketable securities are considered "available for sale" and, as such, are stated at market value. The net unrealized gains and losses on marketable securities are reported as part of accumulated other comprehensive income (loss). Realized gains and losses from the sale of marketable securities are based on the specific identification method.

Note 2 - Inventories

         Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. Finished goods and work-in-process inventories include material, labor and manufacturing overhead costs. Inventories consist of the following:

                                       March 31, 2001     December 31, 2000
                                       --------------     -----------------
         Component parts                $ 2,184,000          $ 1,790,000
         Work-in-process                    281,000              541,000
         Finished goods                   4,045,000            2,911,000
                                        -----------          -----------
                                        $ 6,510,000          $ 5,242,000
                                        ===========          ===========

Note 3 - Dispositions

         AIR AMBULANCE TRANSPORT DISPOSITION - Effective September 2, 2000, the Company entered into an agreement (the "Air Agreement") to sell the subsidiaries (which includes Air Response North, Inc., Global Air Charter, Inc. and Global Air Rescue, Inc.) that comprise its international air ambulance transport segment ("Air") to a former board member of the Company and to Air Response Medical Transport Corp. ("Purchasers") for $8,500,000 plus assumption of all debts related to the subsidiaries' operations. Under the terms of the Air Agreement, the Purchasers paid $2,400,000 in Cyber-Care common stock and issued $6,100,000 in short-term notes bearing interest at 10%, which are collateralized by substantially all of the Air assets and 301,787 shares of the Company's common stock held in escrow. The Purchasers also assumed all of the segment's debt, which aggregated approximately $18,400,000 on September 2, 2000, in accordance with the Air Agreement. The Company expects that the satisfaction of Air debt will be completed by September 2001.

         The Company is accounting for the Air segment as a discontinued operation until the Purchasers repay the notes or otherwise fulfill all of their obligations under the Air Agreement. Accordingly, amounts owed, net of a $2,778,000 accrual for future losses of Air, as part of the Air Agreement have been classified as "Net Assets of Discontinued Operations," in the accompanying condensed consolidated balance sheets. Any potential gain that may result from this transaction has been offset by an accrual for estimated future operating losses, which is also included in "Net Assets of Discontinued Operations." In addition, the operating results of this segment for three months ended March 31, 2000 have been reported as income from discontinued operations in the accompanying condensed consolidated statements of operations.

         CAROLINA DISPOSITION - Effective October 31, 2000, the Company entered into a comprehensive settlement agreement to sell one of its rehabilitation subsidiaries ("Carolina Rehab"), to the former owner for $3,600,000. The Company received $375,000 in cash and a $3,225,000 note which bears interest at 8.0% and is payable over four years ("8% note").
The Company received a $500,000 payment on the 8% note in April 2001. The note is collateralized by the stock of the former subsidiary and any related entities of the former owner. The terms of the agreement also call for the waiver of any contingent consideration that would have been due under the terms of the original purchase agreement between the Company and former owner.

         PHYSICIAN PRACTICE - Effective January 26, 2001, the Company sold certain assets and related liabilities of its physician practice to a related party in exchange for the return of 140,000 common shares of the Company owned by the related party valued at $691,000. The Company recognized a gain in the amount of $92,000 on this transaction.

         The following unaudited pro forma financial data is presented to illustrate the estimated effects on the condensed consolidated results of operations as if the Company's dispositions had occurred as of the beginning of each calendar year presented after giving effect to certain adjustments, including amortization of goodwill and related income tax effects. The pro forma financial information does not purport to be indicative of the results of operations that would have occurred had the transactions taken place at the beginning of the periods presented or of future results of operations.

                                                           Three months ended March 31,
                                                               2001            2000
                                                           ------------   ------------
         Revenue                                           $  4,244,000   $  3,834,000
         Loss from continuing operations                   $ (5,025,000)  $ (2,982,000)
         Net loss                                          $ (5,025,000)  $ (2,982,000)
         Net loss per common share (basic and diluted)     $      (0.08)  $      (0.06)

Note 4 - Litigation and Contingencies

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

         The Company has previously disclosed the 14 purported class action lawsuits that were filed against Cyber-Care and certain of its executive officers alleging violations of federal securities laws. These lawsuits were consolidated into a single class action lawsuit by the United States District Court for the Southern District of Florida on November 4, 2000. The

Consolidated Amended Complaint ("Complaint") alleges that the Company made misrepresentations or omissions regarding the development and future sales forecasts of its Electronic HouseCall(R) system products and revenues of its pharmacy division. The Complaint seeks unspecified damages and costs. The Company filed a motion to dismiss on April 11, 2001. The Company and its executives believe the Complaint lacks merit and they intend to vigorously defend against the complaint. However, the Company cannot predict the outcome of this litigation or the impact that this class action lawsuit, or any other suits, claims, or investigations relating to the same subject matter, may have on the Company's liquidity or financial condition. In light of the foregoing, the Company's liability, if any, in relation to such possible claims cannot be estimated at this time.

         FUTURE CAPITAL NEEDS - The capital requirements needed to fund the Company's operations, as well as to continue developing its EHC family of products and system and any other new services may be significant. The Company may need to raise additional funds through public or private offerings, equity or debt financings or sale of assets in order to fund its losses, continue to develop its EHC products and system and any other services.

Note 5 - Changes in Stockholders' Equity

         During the three months ended March 31, 2001, the Company issued 157,431 shares of its common stock, valued at $94,000 upon exercise of a warrant by a former debenture holder and a stock option by a director.

         During the three months ended March 31, 2001, the Company issued 22,256 shares of its common stock, valued at $40,000 under the employee stock purchase plan.

         In January 2001, the Company received 140,000 shares of its common stock valued at $691,000 as consideration for the sale of a subsidiary.

         During the three months ended March 31, 2001, the Company issued 33,060 shares of its common stock, valued at $125,000 as partial consideration to settle a lawsuit.

         During the three months ended March 31, 2001, two directors repaid their notes to the Company by returning 107,048 shares of the Company's common stock valued at $248,000.

         During the three months ended March 31, 2001, the Company issued 29,301 shares of its common stock, for its contribution to the Company's retirement plan valued at $61,000.

         During the three months ended March 31, 2001, the Company issued 92,456 shares of its common stock to ten debenture holders to pay off accrued interest in the amount of $366,000.

Note 6 - Operating Segments

         The Company is organized and determines its segments based on customer-focused operating groups. Each group reports its results of operations and makes requests for capital expenditures and acquisition funding to the Company's chief operating decision-making group. This group is comprised of the following four individuals: the Chairman and Chief Executive Officer, President, Cybercare Technologies President and Chief Operating Officer. Under this organizational structure, the Company's operating groups have been aggregated into three reportable operating segments: network-based telehealth solutions, physical, occupational and speech therapy services and institutional pharmacy services.

         The other category presented below includes the corporate office and elimination of intercompany activities, neither of which meet the requirements of being classified as an operating segment. As discussed in
Note 3, the Company entered into an agreement to sell its international air ambulance transport ("Air") segment during September 2000. Accordingly, the Air segment is not separately presented below for either March 31, 2001 or 2000, but rather is included as part of the Other category because the Company is accounting for this disposition as a discontinued operation.

         The Company evaluates the performance of its reportable operating segments based primarily on net revenues, (loss) income from continuing operations and working capital. Segment information for the three months ended March 31, 2001 and 2000 is as follows:


                              Network-based       Physical,
                                Telehealth   Occupational and   Institutional
                                Solutions     Speech Therapy       Pharmacy          Other     Consolidated
                              -------------  ----------------   -------------        -----     ------------
2001
----
Net revenues                   $   246,000      $ 2,667,000       $ 1,331,000    $         -    $ 4,244,000
(Loss) income from
  continuing operations         (5,358,000)         563,000          (162,000)       (68,000)    (5,025,000)
Working capital                  3,256,000          534,000          (305,000)    19,101,000     22,586,000
Total assets                   $20,488,000      $ 5,038,000       $ 2,285,000    $26,361,000    $54,172,000

2000
----
Net revenues                   $   170,000      $ 3,180,000       $ 1,538,000    $     2,000    $ 4,890,000
(Loss) income from
  continuing operations         (3,437,000)         517,000            (9,000)       126,000     (2,803,000)
Working capital                 (5,281,000)          14,000           587,000     31,634,000     26,954,000
Total assets                   $11,769,000      $ 8,069,000       $ 1,610,000    $ 38,285,000   $59,733,000


Note 7 - Related Party Transactions

         During the quarter ended March 31, 2001, certain officers and former employees satisfied all or a portion of amounts under notes issued to the company evidencing debt for amounts previously advanced to them. The total amount received in cash by the Company for the quarter ended March 31, 2001 was $1,100,000, plus accrued interest on the notes.

         During the quarter ended March 31, 2001, one director satisfied a portion of his loan by returning to the Company 85,000 shares of the Company's common stock which were owned by the director and valued at $183,000.

         In April 2001, the Board of Directors approved loans to certain officers totaling $386,000. The loans call for interest to be charged at the federal applicable rate, adjusted monthly. The outstanding principal and all unpaid accrued interest is due on or before March 31, 2003. These loans are collateralized by common shares of the Company owned by the officers.

Note 8 - Subsequent Event

         Effective April 5, 2001, the Company entered into an agreement to acquire certain home workstation technology in exchange for $250,000 in cash and 1,500,000 restricted voting common shares ("shares") valued at $2,900,000. The Company has also agreed to provide $200,000 to the seller, which the seller will use to adapt its home workstation to meet all of the Company's specifications. The shares are subject to escrow pending the completion of the adapted home workstation and are not released until all requirements of the escrow agreement and purchase agreement have been satisfied.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENT

         This Quarterly Report on Form 10-Q contains forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements.
 Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," and similar expressions are intended to identify forward-looking statements. These forward-looking statements involve risks and uncertainties, and the Company's actual experience may differ materially from that anticipated in such statements. Factors that might cause the Company's actual results to differ materially from those indicated by such forward-looking statements include, without limitation, changes in the regulation of the healthcare industry at either the federal or state levels, changes in reimbursement for services by government or private payors, competitive pressures in the healthcare industry and the Company's response thereto, delays or inefficiencies in the introduction of new products, the Company's dealings with customers and partners, on-going capital expenditures, the Company's ability to obtain capital in favorable terms and conditions, and general conditions in this economy.

         The following discussion and analysis addresses the Company's results of operations and financial condition and should be read in conjunction with the Company's condensed consolidated unaudited Financial Statements and Notes thereto appearing in Part I, Item 1 in this Form 10-Q, and the Company's audited Consolidated Financial Statements listed in Part II, Item 7 and the Notes thereto appearing in the Company's 2000 Annual Report on Form 10-KSB.

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000

NET REVENUES

         Net revenues for the quarter ended March 31, 2001 decreased 13.2% to $4,244,000 compared with $4,890,000 for the quarter ended March 31, 2000 due primarily to the sale of Carolina Rehab and the elimination of unprofitable pharmacy customers, and was offset by an increase in revenue from internal growth in the remaining physical, occupational and speech therapy segment. Revenues from our network-based telehealth solutions segment remained relatively immaterial and primarily consisted of revenue from our sleep monitoring facility.

COST OF SERVICES

         Cost of services, for the quarter ended March 31, 2001 increased 2.4% to $3,196,000 compared with $3,122,000 for the quarter ended March 31, 2000. The increase was primarily due to costs incurred regarding technology start-up costs, expansion of the number of facilities serviced by the physical, occupational and speech therapy segment which required hiring additional personnel and increase in rent expense. The increase was offset by costs relating to the rehab subsidiary that was sold in 2000 in the amount of $680,000.

SELLING, GENERAL AND ADMINISTRATIVE

         Selling, general and administrative expense increased $612,000 or 27.5% to $2,841,000 for the quarter ended March 31, 2001, compared with $2,229,000 for the quarter ended March 31, 2000. The increase is partially attributable to the increase in the sales and marketing staff including their travel and marketing costs as the Company continues to develop its network-based telehealth solutions segment. The increase is also due to expansion of the finance and legal departments.

RESEARCH, DEVELOPMENT AND ENGINEERING

         Research, development and engineering expenses for the quarter ended March 31, 2001 increased to $3,417,000 compared to $1,143,000 for the quarter ended March 31, 2000. The significant increase in the first quarter of 2001 was primarily due to the Company's acceleration of expenditures for the development of the family of EHC products, which included the development of additional products, software and peripheral monitoring equipment, all of which is being expensed as incurred.

OPERATING LOSS

         We had an operating loss of $5,672,000 for the three months ended March 31, 2001 as compared to an operating loss of $2,047,000 for the three months ended March 31, 2000. A significant portion of this increase, was due to costs incurred for the development of the family of EHC system products and software.

OTHER INCOME (EXPENSE)

         During the quarter ended March 31, 2001, interest income increased to $644,000 compared to $212,000, primarily as a result of the interest earned on outstanding receivables due from the sale of the various subsidiaries and from amounts invested.

         During the quarter ended March 31, 2001, interest expense decreased to $53,000 compared with $474,000 for the quarter ended March 31, 2000, primarily due the Company's conversion of $9,475,000 of debentures during 2000.

NET LOSS

         We had a net loss of $5,025,000 for the three months ended March 31, 2001 in comparison to a net loss of $2,788,000 for the three months ended March 31, 2000, primarily as a result of costs incurred for the development of the family of EHC system products and software.

LIQUIDITY AND CAPITAL RESOURCES

         Cyber-Care has historically funded its growth from the sale of equity securities and convertible debentures. In 2000, Cyber-Care raised, net of expenses, approximately $27,000,000 through private debt and equity offerings, which we are using for research, development, engineering, marketing and working capital purposes. Cyber-Care's cash requirements will be significant through fiscal 2001. We had working capital of approximately $22,586,000 as of March 31, 2001.

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

         As of March 31, 2001, we had current liabilities of approximately $9,596,000, which includes accounts payable, accrued expenses and approximately $2,299,000 of amounts payable under two lines of credit, with interest rates ranging between 10% and 12%. In January 2001, the Company entered into a $500,000 financing arrangement to lease certain of the furniture and equipment located at its corporate facility. The lease is collateralized by a certificate of deposit reflected as restricted cash in the condensed consolidated balance sheet as of March 31, 2001. The lease calls for interest at 12.4% and matures in February 2004.

         Except for our line of credit and the new lease discussed above, we have no commitments for additional financings or borrowings. We can provide no assurance that additional debt or equity financing will not be undertaken, and if undertaken, whether it will be successful. Lower than expected earnings resulting from adverse conditions or otherwise, could restrict our ability to expand our operations, or otherwise to fully execute our business plan.

         Cash used in operating activities was $7,303,000 and $3,351,000 for the three months ended March 31, 2001 and 2000, respectively. The increase was primarily a result of increased net loss due to costs to develop, implement and market our EHC system products and services. In addition, the increase was also due to payments for discontinued operations, an increase in accounts receivable, purchase of additional inventory and payments on accounts payable and accrued expenses.

         Cash provided by investing activities was $769,000 for the three months ended March 31, 2001 compared to cash used in investing activities of $2,607,000 for three months ended March 31, 2000. The increase was primarily a result of repayments of loaned amounts by various officers and directors during the first quarter of 2001.

         Cash provided by financing activities was $207,000 and $13,126,000 for the three months ended March 31, 2001 and 2000, respectively. The decrease was primarily due to funds received in 2000 from direct sales of the Company's common stock, reduction in proceeds received for exercise of stock options and warrants and 2000 proceeds due from issuance of debentures in December 1999.

ITEM 3    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          None.

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

         The Company has previously disclosed the 14 purported class action lawsuits that were filed against Cyber-Care and certain of its executive officers alleging violations of federal securities laws. These lawsuits were consolidated into a single class action lawsuit by the United States District Court for the Southern District of Florida on November 4, 2000. The Consolidated Amended Complaint ("Complaint") alleges that the Company made misrepresentations or omissions regarding the development and future sales forecasts of its Electronic HouseCall(R) system products and revenues of its pharmacy division. The Complaint seeks unspecified damages and costs. The Company filed a motion to dismiss on April 11, 2001. The Company and its executives believe the Complaint lacks merit and they intend to vigorously defend against the complaint. However, the Company cannot predict the outcome of this litigation or the impact that this class action lawsuit, or any other suits, claims, or investigations relating to the same subject matter, may have on the Company's liquidity or financial condition. In light of the foregoing, the Company's liability, if any, in relation to such possible claims cannot be estimated at this time.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

         During the three months ended March 31, 2001, the Company issued 157,431 shares of its common stock, valued at $94,000 upon exercise of a warrant by a former debenture holder and a stock option by a director.

         During the three months ended March 31, 2001, the Company issued 22,256 shares of its common stock, valued at $40,000 under the employee stock purchase plan.

         In January 2001, the Company received 140,000 shares of its common stock valued at $691,000 as consideration for the sale of a subsidiary.

         During the three months ended March 31, 2001, the Company issued 33,060 shares of its common stock, valued at $125,000 as partial consideration to settle a lawsuit.

         During the three months ended March 31, 2001, two directors repaid their notes to the Company by returning 107,048 shares of the Company's common stock valued at $248,000.

         During the three months ended March 31, 2001, the Company issued 29,301 shares of its common stock, for its contribution to the Company's retirement plan valued at $61,000.

         During the three months ended March 31, 2001, the Company issued 92,456 shares of its common stock to ten debenture holders to pay accrued interest in the amount of $366,000.

         The sales of securities described above and their issuance were made pursuant to an exemption under Section 4(2) of the Securities Act of 1933.

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES
             N/A

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

             During the first quarter of 2001, covered by this report on Form 10-Q, no matter was submitted to a vote of security holder

ITEM 5.      OTHER INFORMATION
             N/A

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K
             N/A

                                 SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                CYBER-CARE, INC.
                                  (Registrant)

May 11, 2001         By: /s/ Michael F. Morrell
-----------             --------------------------------------------------
(Date)                       Michael F. Morrell, Chairman of the Board &
                             Chief Executive Officer

May 11, 2001         By: /s/ Paul C. Pershes
-----------             --------------------------------------------------
(Date)                       Paul C. Pershes, President, and acting Chief
                             Financial Officer

May 11, 2001         By: /s/ Dana Pusateri
-----------             --------------------------------------------------
(Date)                       Dana Pusateri, Chief Operating Officer

May 11, 2001         By: /s/ Linda Moore
-----------             --------------------------------------------------
(Date)                       Linda Moore, Senior Vice President

May 11, 2001         By: /s/ Arthur Kobrin
-----------             --------------------------------------------------
(Date)                       Arthur Kobrin, Treasurer

May 11, 2001         By: /s/ John Haines
-----------             --------------------------------------------------
(Date)                       John Haines, Senior Vice President