Form 10-Q
period 2001-06-30
CYBER CARE INC
filed 2001-08-14
CIK 887904

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q



      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from _____________to_____________

                         Commission file number 0-20356

                                 CYBERCARE, INC.
             (Exact name of registrant as specified in its charter)


                 FLORIDA                            65-0158479
     (State or other jurisdiction         (IRS Employer Identification No.)
   of incorporation or organization)

     2500 QUANTUM LAKES DRIVE, SUITE 1000, BOYNTON BEACH, FLORIDA 33426-8308
                    (Address of principal executive offices)

                                 (561) 742-5000
                         (Registrant's telephone number)

                                CYBER-CARE, INC.
                    (Former name, changed since last report.)


      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report(s)), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

      The registrant has one class of common stock, $0.0025 par value, of which 65,766,207 shares were outstanding as of July 31, 2001.

                                 CYBERCARE, INC.

                        10-Q QUARTER ENDED JUNE 30, 2001

                                TABLE OF CONTENTS

                                                                        PAGE NO.

      PART I.     FINANCIAL INFORMATION

      Item 1.     Condensed Consolidated Financial Statements (Unaudited)

                  Condensed Consolidated Balance Sheets
                  as of June 30, 2001 and December 31, 2000                 3

                  Condensed Consolidated Statements of
                  Operations for the Three and Six Months Ended
                  June 30, 2001 and 2000                                    4

                  Condensed Consolidated Statements of
                  Cash Flows for the Six Months Ended
                  June 30, 2001 and 2000                                    5

                  Notes to Condensed Consolidated
                  Financial Statements                                      7

      Item 2.     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations            14

      Item 3.     Quantitative and Qualitative Disclosures About
                  Market Risk                                              19

      PART II.    OTHER INFORMATION

      Item 1.     Legal Proceedings                                        20
      Item 2.     Changes in Securities and Use of Proceeds                21
      Item 3.     Defaults Upon Senior Securities                          21
      Item 4.     Submission of Matters to a Vote of Security Holders      21
      Item 5.     Other Information                                        22
      Item 6.     Exhibits and Reports on Form 8-K                         22

      Signatures                                                           23

                                 CYBERCARE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 (In thousands, except share and per share data)

                                                                       (Unaudited)        (Audited)
                                                                         June 30,        December 31,
                                                                           2001              2000
                                                                         ---------        ---------
                        ASSETS
Current Assets:
  Cash and cash equivalents                                              $  11,942        $  15,231
  Cash - restricted                                                            365             --
  Marketable securities                                                      1,000            1,500
  Trade accounts receivable, less allowance for doubtful
    accounts of $1,557 (2001) and $1,496 (2000)                              4,154            2,572
  Net assets of discontinued operations                                      8,088            8,687
  Inventories, net                                                           6,665            5,242
  Notes receivable - related parties                                           537            2,280
  Notes receivable and other current assets                                  1,388            1,663
                                                                         ---------        ---------
    Total current assets                                                    34,139           37,175

Property and equipment, net                                                  2,697            2,072
Intangible assets, net                                                      15,853           17,042
Notes receivable - related parties                                             416             --
Notes receivable and other assets                                            3,874            3,444
                                                                         ---------        ---------

    Total assets                                                         $  56,979        $  59,733
                                                                         =========        =========

       LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                                                       $   2,288        $   2,933
  Accrued liabilities                                                        4,186            3,859
  Lines of credit                                                            2,155            1,993
  Net liabilities of discontinued operations                                   845            1,250
  Other current liabilities                                                    317              186
                                                                         ---------        ---------
    Total current liabilities                                                9,791           10,221

Convertible subordinated debentures, net of $2,521 discount                  7,479             --
Other liabilities                                                              448              178
                                                                         ---------        ---------
    Total liabilities                                                       17,718           10,399
                                                                         ---------        ---------

Commitments and contingencies

Stockholders' Equity:
  Preferred stock, 20,000,000 shares authorized; 19,800,000 shares
    available for issuance                                                    --               --
  Common stock, $0.0025 par value, 200,000,000 shares authorized;
    65,700,859 and 64,775,282 shares issued and outstanding at
    June 30, 2001 and December 31, 2000, respectively                          164              162
  Capital in excess of par                                                 123,916          120,224
  Stock subscription receivable                                             (4,740)          (3,903)
  Accumulated other comprehensive income                                      --                  1
  Accumulated deficit                                                      (80,079)         (67,150)
                                                                         ---------        ---------
    Total stockholders' equity                                              39,261           49,334
                                                                         ---------        ---------

    Total liabilities and stockholders' equity                           $  56,979        $  59,733
                                                                         =========        =========

See Notes to Condensed Consolidated Financial Statements.

                                 CYBERCARE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (In thousands, except share and per share data)
                                   (Unaudited)

                                                                 Three Months Ended                     Six Months Ended
                                                                      June 30,                              June 30,
                                                             ------------------------------     ------------------------------------
                                                                 2001              2000              2001              2000
                                                             ------------      ------------      ------------      ------------
Net revenues                                                 $      4,704      $      4,705      $      8,948      $      9,595
                                                             ------------      ------------      ------------      ------------

Costs and expenses:
      Cost of services                                              3,383             3,090             6,579             6,212
      Selling, general and administrative                           3,550             3,631             6,391             5,860
      Research, development and engineering                         4,314             2,054             7,731             3,197
      Depreciation and amortization                                   555               461             1,109               904
      Gain on sale of subsidiary                                     --                --                 (92)             --
                                                             ------------      ------------      ------------      ------------

            Total costs and expenses                               11,802             9,236            21,718            16,173
                                                             ------------      ------------      ------------      ------------

Operating loss                                                     (7,098)           (4,531)          (12,770)           (6,578)
                                                             ------------      ------------      ------------      ------------

Other income (expense):
      Interest income                                                 272               521               916               733
      Interest expense                                               (132)              (20)             (185)             (494)
      Interest - beneficial conversion feature                       --                (155)             --                (657)
      Write-off of investment in equity securities                   --              (2,424)             --              (2,424)
      Other income                                                      4                 5                60                13
                                                             ------------      ------------      ------------      ------------

            Total other income (expense)                              144            (2,073)              791            (2,829)
                                                             ------------      ------------      ------------      ------------


Loss from continuing operations                                    (6,954)           (6,604)          (11,979)           (9,407)


Loss from operations of discontinued businesses                      --                (697)             --                (682)
Estimated loss on disposal of discontinued business                  (950)             --                (950)             --
                                                             ------------      ------------      ------------      ------------


Net loss                                                     $     (7,904)     $     (7,301)     $    (12,929)     $    (10,089)
                                                             ============      ============      ============      ============


Loss per common share - basic and diluted:
        Loss from continuing operations                      $      (0.11)     $      (0.11)     $      (0.18)     $      (0.17)
        Discontinued operations                                     (0.01)            (0.01)            (0.02)            (0.01)
                                                             ------------      ------------      ------------      ------------
        Net loss                                             $      (0.12)     $      (0.12)     $      (0.20)     $      (0.18)
                                                             ============      ============      ============      ============


Weighted average shares outstanding                            64,894,503        61,861,894        64,849,475        57,492,735
                                                             ============      ============      ============      ============

See Notes to Condensed Consolidated Financial Statements.

                                 CYBERCARE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                              Six Months Ended
                                                                                  June 30,
                                                                          ------------------------
                                                                            2001            2000
                                                                          --------        --------
Cash Flows from Operating Activities:
Net loss                                                                  $(12,929)       $(10,089)
Adjustments to reconcile net loss to net cash used
  in operating activities:
        Depreciation                                                           325             143
        Amortization                                                           784             761
        Write-off of investment in securities                                 --             2,424
        Provision for doubtful accounts                                        546             608
        Interest - accreted discount and beneficial conversion                 108             657
        Common stock issued for services                                        53              91
        Net liabilities of discontinued operations                            (405)           (625)
        Net assets of discontinued operations                                 (351)         (1,449)
        Gain on sale of subsidiary                                             (92)           --
        Estimated loss on disposal of discontinued business                    950            --
        Changes in operating assets and liabilities, net of
          effects from dispositions:
             Trade accounts receivable                                      (2,324)         (2,242)
             Inventories                                                    (1,423)         (2,234)
             Notes receivable and other current assets                        (348)          1,145
             Accounts payable                                                 (601)              1
             Accrued and other current liabilities                             923             530
                                                                          --------        --------
               Net cash used in operating activities                       (14,784)        (10,279)
                                                                          --------        --------


Cash Flows from Investing Activities:
        Purchase of marketable securities                                     (511)        (12,654)
        Sale of marketable securities                                        1,011            --
        Cash - restricted                                                     (365)           --
        Capital expenditures                                                  (159)           (555)
        Repayment from (advances to) related parties, net                    1,144          (4,236)
        Change in intangible and other assets                                  270            (440)
                                                                          --------        --------
               Net cash provided by (used in) investing activities           1,390         (17,885)
                                                                          --------        --------
Cash Flows from Financing Activities:
        Payments of other liabilities                                         (151)            (96)
        Net borrowings (repayments) under lines of credit                      162            (931)
        Proceeds from exercise of stock options and warrants                    94           3,767
        Proceeds from sale of common stock                                    --            27,494
        Proceeds from sale of convertible subordinated debentures           10,000           4,667
        Repayment from subordinated debentures                                --              (368)
                                                                          --------        --------
               Net cash provided by financing activities                    10,105          34,533
                                                                          --------        --------


Net (decrease) increase in cash and cash equivalents                        (3,289)          6,369
Cash and cash equivalents at the beginning of period                        15,231          11,699
                                                                          --------        --------
Cash and cash equivalents at the end of period                            $ 11,942        $ 18,068
                                                                          ========        ========

See Notes to Condensed Consolidated Financial Statements.

                                 CYBERCARE, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued
                                 (In thousands)
                                   (Unaudited)



Supplemental disclosures of non-cash activities:

                                                                                FOR THE SIX MONTHS ENDED
                                                                                -------------------------
                                                                                  June 30,      June 30,
                                                                                   2001           2000
                                                                                -----------    ----------
  Conversion of debentures to common stock                                       $     --       $ 16,174
  Reclass of deferred financing costs upon conversion of debentures                    --         (6,174)
  Fair market value of warrants issued for accrued consulting                          --            368
  Common stock issued for services rendered                                            --             91
  Common stock matching contribution issued to retirement plan                         61             --
  Common stock issued for payment of accrued interest                                 366             --
  Common stock issued under Employee Stock Purchase Plan                               40             --
  Common stock received as consideration for sale of subsidiary                      (692)            --
  Common stock issued for accrued settlement of a lawsuit                             125             --
  Common stock received in repayment of stock subscription
       receivable and accrued interest                                                (65)            --
  Common stock received in repayment of notes receivable                             (183)        (1,175)
  Common stock issued to purchase domain name                                           8             --
  Fair market value of detachable warrants issued with
       convertible subordinated debentures                                          2,618             --
  Common stock issued for stock subscription receivable                               900             --
  Common stock issued under earn-out arrangement                                       --             21
  Common stock issued for payment of long-term debt                                    --            607
  Common stock issued under limited liability company agreement                        --          1,631
  Property and equipment purchases financed by other liabilities                      568             --



The following is a summary of the significant non-cash amounts that resulted from the Company's disposition:

                                                    FOR THE SIX MONTHS ENDED
                                                    ------------------------
                                                     June 30,      June 30,
                                                       2001         2000
                                                    ----------    ----------
 Assets disposed:
    Accounts receivable                               $(196)       $   --
    Property and equipment                              (76)           --
    Goodwill                                           (412)           --
                                                      -----        ------
      Assets disposed                                  (684)           --
                                                      -----        ------

  Liabilities transferred:
    Accounts payable                                    (64)           --
    Accrued expenses and short-term debt                (20)           --
                                                      -----        ------
      Liabilities transferred                           (84)           --
                                                      -----        ------
  Common stock                                         (600)           --
                                                      -----        ------
  Cash received from disposition                      $  --        $   --
                                                      =====        ======

See Notes to Condensed Consolidated Financial Statements.

                                 CYBERCARE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001
                                   (UNAUDITED)


Note 1 - Organization and Summary of Significant Accounting Policies

Organization

      CyberCare, Inc. ("CyberCare" or the "Company") is a network-based telehealth solutions company utilizing patented internet-based technology to provide a system for remote monitoring of individuals. The Company is developing the CyberCare SystemTM, which consists of the Electronic HouseCall(R) (EHCTM) family of products, the CyberCare 24 NetworkTM and the Cyber HealthManagerTM, to enable communications between chronically ill patients and a network of healthcare providers using transfers of voice, video and medical data. The CyberCare SystemTM, which has been cleared by the United States Food and Drug Administration ("FDA"), collects patient vital signs using devices such as an electronic stethoscope, thermometer, blood pressure cuff, pulse oximeter, weight scale and glucometer. The results are available for review by the care provider and are stored in a central database for retrieval. The care provider may measure results against a patient's historic data enabling the delivery of improved patient care and more effective disease management. The Company also has a physical, occupational and speech therapy business and an institutional pharmacy business, which have historically provided the majority of the Company's net revenues.

Basis of Presentation and Consolidation

      The accompanying condensed consolidated financial statements have been prepared by the Company and are unaudited pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information related to the Company's significant accounting policies and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. In the opinion of management, these unaudited condensed consolidated financial statements reflect all material adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the consolidated financial position and consolidated results of operations for the interim periods presented. These results are not necessarily indicative of a full year's results of operations. Certain reclassifications have been made to the prior period financial statements to conform to the June 30, 2001 presentation.

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

Comprehensive Income (Loss)

      Comprehensive income (loss) is defined as all changes in a Company's net assets except changes resulting from transactions with shareholders. It differs from net income (loss) in that certain items currently recorded to equity (e.g. foreign currency items and unrealized gains and losses on certain investments in debt and equity securities) are part of comprehensive income (loss). For the three months ended June 30, 2001, the Company had a $4,000 after-tax realized gain on marketable securities. For the three months ended June 30, 2000, the Company had a $12,000 after-tax unrealized loss on marketable securities and a $1,821,000 realized loss on an investment in securities. For the six months ended June 30, 2001 and 2000, the Company had a $1,000 after-tax realized gain and a $1,756,000 realized loss, respectively, on marketable and equity securities.

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

Note 2 - Inventories

      Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. Finished goods and work-in-process inventories include material, labor and manufacturing overhead costs. Inventories consist of the following:

                                            JUNE 30, 2001    DECEMBER 31, 2000
                                           ---------------   -----------------
           Component parts                   $2,611,000          $1,790,000

           Work-in-process                      271,000             541,000

           Finished goods                     3,783,000           2,911,000
                                             ----------          ----------

                                             $6,665,000          $5,242,000
                                             ==========          ==========

     Note 3 - Dispositions

      AIR AMBULANCE TRANSPORT DISPOSITION - Effective September 2, 2000, the Company entered into an agreement (the "Air Agreement") to sell the subsidiaries (which includes Air Response North, Inc., Global Air Charter, Inc. and Global Air Rescue, Inc.) that comprise its international air ambulance transport segment ("Air") to a former board member of the Company and to Air Response Medical Transport Corp. ("Purchasers") for $8,500,000 plus assumption of all debts related to Air's operations. Under the terms of the Air Agreement, the Purchasers paid $2,400,000 in CyberCare common stock and issued $6,100,000 in short-term notes bearing interest at 10% (the "Note"), which are collateralized by substantially all of the Air assets and 301,787 shares of the Company's common stock held in escrow. The Purchasers have notified us that they were unable to repay the Note in accordance with its terms. We have, however, agreed to provide a payment extension until October 2001. In the event that the Purchasers are unable to repay or refinance the Note at such time, we may take the Note back and reassume the assets of the air ambulance transport business.

      The Company is accounting for the Air segment as a discontinued operation until the Purchasers repay the notes or otherwise fulfill all of their obligations under the Air Agreement. Accordingly, amounts owed, net of a $3,728,398 accrual for future losses of Air, as part of the Air Agreement have been classified as "Net assets of discontinued operations," in the accompanying condensed consolidated balance sheets. In addition, the operating results of this segment for the three and six month periods ended June 30, 2000 have been reported as "Loss from operations of discontinued businesses" in the accompanying condensed consolidated statements of operations. Also, this segment reported a $950,000 "Estimated loss on disposal of discontinued businesses" for the three and six month periods ended June 30, 2001 in the accompanying condensed consolidated statements of operations.

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

      PHYSICIAN PRACTICE DISPOSITION - Effective January 26, 2001, the Company sold certain assets and related liabilities of its physician practice to a related party in exchange for the return of 140,000 common shares of the Company owned by the related party valued at $691,000. The Company recognized a gain in the amount of $92,000 on this transaction.

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

                                                      SIX MONTHS ENDED JUNE 30,
                                                        2001             2000
                                                    ------------    -------------
    Net revenues                                    $  8,847,000    $  6,989,000
    Loss from continuing operations                 $(12,117,000)   $ (9,867,000)
    Net loss                                        $(12,117,000)   $ (9,867,000)
    Net loss per common share (basic and diluted)   $      (0.19)   $      (0.17)


Note 4 - Convertible Subordinated Debentures

      In May 2001, the Company sold an aggregate of $10,000,000 in convertible subordinated debentures to three accredited investors ("May 2001 Debentures") exempt from registration under Section 4(2) and Regulation D of the Securities Act of 1933, as amended. The convertible subordinated debentures have a three year term and pay interest quarterly beginning on August 1, 2001, ranging from 12.75% to 13.75% per annum, in the aggregate, depending on whether interest is payable in stock or cash. Beginning in November 2001, these subordinated debentures are convertible into Common Stock at a conversion price equal to 90% of the average closing price for the twenty trading days immediately prior to the date of conversion notice, but in no event shall the conversion price be less than $3.25 per share. In addition, the Company issued warrants to purchase up to 2,500,000 shares of Common Stock at exercise prices ranging from $3.00 to $5.00. All of the underlying shares, whether through exercise, conversion of the debt or by way of interest payments, have registration rights.

      The fair value allocated to these warrants was $2,421,600, or $0.97 per share, and was recorded as a discount to the May 2001 Debentures. The discount is being accreted through interest expense over the 36 month life of the underlying debentures. Also, as noted above, the May 2001 Debentures are convertible at exercise prices of no less than $3.25 per share. The adjusted conversion price (calculated as proceeds received less the value allocated to the warrants divided by $3.25) was less than the trading price of the stock on the commitment date. As a result, the Company recorded a beneficial conversion that is being accreted through interest expense over the 36 month life of the underlying debentures. Accreted discount and beneficial conversion for the three and six months ended June 30, 2001 aggregated $108,000 and were recognized in "Interest expense" in the accompanying condensed consolidated statements of operations.

Note 5 - Litigation and Contingencies

      LITIGATION - The Company is engaged in litigation with various parties regarding matters of dispute that have arisen in the normal course of business. In most cases where there is a material amount in dispute, the Company has the benefit of insurance coverage, although there is no assurance that, with respect to any particular dispute for which insurance coverage may be applicable, the insurer will not assert that a defense or exemption to coverage applies, or that the amount of coverage will be sufficient. In those cases where a material amount is in dispute and in which either insurance is not available or in which an insurer asserts a defense or exemption to coverage, the Company cannot presently predict the outcome of such litigation, estimate the liability or predict the impact, if any, that any such litigation may have on the Company's liquidity or financial condition. The Company anticipates that there will not be a material impact on its financial condition or results of operations from the outcomes of these legal actions, except as discussed in the following paragraphs.

      The Company has previously disclosed the 14 purported class action lawsuits that were filed against CyberCare and certain of its executive officers alleging violations of federal securities laws. These lawsuits were consolidated into a single class action lawsuit by the United States District Court for the Southern District of Florida on November 4, 2000. The Consolidated Amended Complaint ("Complaint") alleges that the Company made misrepresentations or omissions regarding the development and future sales forecasts of its Electronic HouseCall(R) system products and revenues of its pharmacy division. The Complaint seeks unspecified damages and costs. The Company filed a motion to dismiss on April 11, 2001. The Company and its management believe the Complaint lacks merit and they intend to vigorously defend against the complaint. However, the Company and its management cannot predict the outcome of this litigation or the impact that this class action lawsuit, or any other suits, claims, or investigations relating to the same subject matter, may have on the Company's liquidity or financial condition. In light of the foregoing, the Company's liability, if any, in relation to such possible claims cannot be estimated at this time.


      Our physical therapy and rehabilitation subsidiary ("PT&R") received a letter from the Center for Medicare and Medicaid Services ("CMS") and its intermediary in April 2001 notifying it of the suspension of Medicare payments. CMS alleged that certain patient complaints, which constitute less than 1% of PT&R's Medicare patients, and other alleged regulatory non-compliance, justify the payment suspension. During the suspension, the Medicare program continued to process PT&R's claims, but held payment in escrow. In August, the suspension was lifted although a portion of the reimbursement amounts for processed claims remains held in escrow, pending further review. The Company is working cooperatively with CMS to resolve any outstanding issues and effectuate release of the amount held in escrow.

      FUTURE CAPITAL NEEDS - The capital requirements needed to fund the Company's operations, as well as to continue developing its EHCTM family of products and system and any other new services may be significant. The Company may need to raise additional funds through public or private offerings, equity or debt financings or sale of assets in order to fund its losses, continue to develop its CyberCare SystemTM and any other services.

Note 6 - Operating Segments

      The Company's operating groups have been aggregated into three reportable operating segments: network-based telehealth solutions, physical, occupational and speech therapy services and institutional pharmacy services. The "Other" category presented below includes the corporate office and elimination of intercompany activities, neither of which meet the requirements of being classified as an operating segment. As discussed in Note 3, the Company entered into an agreement to sell its international air ambulance transport ("Air") segment during September 2000. Accordingly, the Air segment is not separately presented below for any of the three or six month periods ended June 30, 2001 or 2000, but rather is included as part of the Other category because the Company is accounting for this disposition as a discontinued operation.

      The Company evaluates the performance of its reportable operating segments based primarily on net revenues, (loss) income from continuing operations and working capital. Segment information for the three and six month periods ended June 30, 2001 and 2000 is as follows:


                                     NETWORK-BASED       PHYSICAL,
FOR THE THREE MONTHS                  TELEHEALTH      OCCUPATIONAL AND   INSTITUTIONAL
    ENDED JUNE 30,                    SOLUTIONS        SPEECH THERAPY      PHARMACY            OTHER         CONSOLIDATED
----------------------------       ----------------   ----------------   --------------   --------------    ---------------
2001
Net revenues                         $    370,000      $  2,645,000      $  1,689,000      $         --      $  4,704,000
Loss from continuing
   operations                          (6,157,000)          (30,000)          (56,000)         (711,000)       (6,954,000)
Working capital                         3,085,000         1,085,000          (555,000)       20,733,000        24,348,000
Total assets                           20,199,000         5,948,000         2,423,000        28,409,000        56,979,000

2000
Net revenues                              290,000         2,884,000         1,526,000             5,000         4,705,000
(Loss) income from continuing
   operations                          (4,674,000)          163,000            62,000        (2,155,000)       (6,604,000)
Working capital                        (5,394,000)         (571,000)          519,000        42,972,000        37,526,000
Total assets                           17,119,000        10,027,000         2,555,000        42,846,000        72,547,000



                                    NETWORK-BASED         PHYSICAL,
   FOR THE SIX MONTHS                TELEHEALTH       OCCUPATIONAL AND    INSTITUTIONAL
     ENDED JUNE 30,                   SOLUTIONS        SPEECH THERAPY       PHARMACY          OTHER          CONSOLIDATED
----------------------------       ----------------   ----------------   --------------   --------------    ---------------

2001
Net revenues                         $    616,000      $  5,312,000      $  3,020,000      $         --      $  8,948,000
(Loss) income from continuing
   operations                         (11,515,000)          533,000          (218,000)         (779,000)      (11,979,000)

2000
Net revenues                              463,000         6,064,000         3,064,000             4,000         9,595,000
(Loss) income from continuing
   operations                          (8,111,000)          680,000            53,000        (2,029,000)       (9,407,000)


Note 7 - Related Party Transactions

      During the six months ended June 30, 2001, certain officers and former employees satisfied all or a portion of amounts under notes issued to the Company evidencing debt for amounts previously advanced to them. The total amount received in cash by the Company during the six months ended June 30, 2001 was approximately $1,600,000, plus accrued interest. Also, in March 2001, two directors returned to the Company 107,048 shares of the Company's common stock owned by the directors and valued at approximately $248,000 for repayment of a stock subscription receivable balance and a portion of a loan. In April 2001, the Board of Directors approved loans to certain officers totaling approximately $386,000. The loans call for interest at the applicable federal rate ("AFR"), adjusted monthly. The outstanding principal and all unpaid accrued interest is due on or before March 31, 2003. These loans are collateralized by shares of the Company's common stock owned by the officers.

Note 8 - Issuances of Common Stock

      In June 2001, the Company sold 825,000 shares of the Company's common stock valued at $900,000 in exchange for an interest-bearing note at 10%, maturing on June 29, 2004 and collateralized by shares of the Company's common stock. This note is included in stockholders' equity as part of stock subscription receivable in the accompanying June 30, 2001 balance sheet.

Note 9 - Agreement to Acquire Certain Home Workstation Technology

      The Company entered into an agreement on April 5, 2001 to acquire certain home workstation technology in exchange for $250,000 in cash and 1,500,000 restricted voting common shares ("shares") valued at $2,900,000. The Company has also agreed to provide $200,000 to the seller, which the seller will use to adapt its home workstation to meet all of the Company's specifications. The closing of the transaction is subject to the execution and performance of certain final terms and conditions and approval by the Board of Directors.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

      This Quarterly Report on Form 10-Q contains forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "could," "may," "will," "believes," "anticipates," "plans," "expects," "projects," "estimates," "intends," "continues," "seeks," "predicts," "expectations," variations of such words and similar expressions are intended to identify forward-looking statements. These forward-looking statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions ("Future Factors") that are difficult to predict. As a result, because these statements are based on expectations as to future performance and events and are not statements of fact, actual events or results may differ materially from those expressed or forecast in such forward-looking statements. Factors that might cause the Company's actual results to differ materially from those indicated by such forward-looking statements include, without limitation, those discussed in our filings with the Securities and Exchange Commission, including but not limited to our most recent proxy statement and "Risk Factors" in our most recent Form 10-KSB as well as Future Factors that may have the effect of reducing our available operating income and cash balances.

      Future Factors include risks associated with the uncertainty of future financial results; government approval processes; changes in the regulation of the healthcare and technology industries at either the federal or state levels; changes in reimbursement for services by government or private payors; competitive pressures in the healthcare and technology industries and the Company's response thereto; delays or inefficiencies in the introduction, acceptance or effectiveness of new products; the impact of competitive products or pricing; the Company's dealings with customers and partners; cash expenditures related to possible future acquisitions and expansions; on-going capital expenditures; the Company's ability to obtain capital in favorable terms and conditions; increasing price, products and services; competition by U.S. and non-U.S. competitors, including new entrants; rapid technological developments and changes and the Company's ability to continue to introduce competitive new products and services on a timely, cost-effective basis; the mix of products and services; the availability of manufacturing capacity, components and materials; the ability to recruit and retain talent; the achievement of lower costs and expenses; credit concerns in the emerging service provider market; customer demand for the Company's products and services; U.S. and non-U.S. government and public policy changes that may affect the level of new investments and purchases made by customers; changes in environmental and other U.S. and non-U.S. governmental regulations; protection and validity of patent and other intellectual property rights; reliance on large customers and significant suppliers; the ability to supply customer financing; technological implementation, and cost/financial risks in the use of large, multiyear contracts; the Company's credit ratings; the outcome of pending and future litigation; continued availability of financing, financial instruments and financial resources in the amounts, at the times and on the terms required to support the Company's future business; general industry and market conditions and growth rates; general U.S. and non-U.S. economic conditions, including interest rate and currency exchange rate fluctuations.

We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. You are cautioned not to unduly rely on such forward-looking statements when evaluating the information presented herein. These statements should be considered only after carefully reading this entire Form 10-Q and the documents incorporated herein by reference.

      The following discussion and analysis addresses the Company's results of operations and financial condition and should be read in conjunction with the Company's unaudited Condensed Consolidated Financial Statements and Notes thereto appearing in Part I, Item 1 in this Form 10-Q, and the Company's audited Consolidated Financial Statements listed in Part II, Item 7 and the Notes thereto appearing in the Company's 2000 Annual Report on Form 10-KSB.

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2001 AND 2000

      Net revenues for the quarter ended June 30, 2001 of $4,704,000 were consistent with the prior year's quarter of $4,705,000. Quarterly net revenues increased from internal growth in the network-based telehealth solutions segment, physical, occupational and speech therapy segment and growth in new product lines and assisted living facilities served by the institutional pharmacy segment. These volume increases were offset by decreases resulting from the October 31, 2000 sale of Carolina Rehab and January 26, 2001 sale of the Company's physician practice (which together aggregated $1,250,000 net revenues for the 2000 second quarter). Revenues from our network-based telehealth solutions segment primarily consisted of revenue from our sleep monitoring facility.

      Cost of services for the quarter ended June 30, 2001 increased 9.5% to $3,383,000 compared with $3,090,000 for the prior year's comparable quarter. The increase was substantially due to significantly higher technology start-up costs resulting from continued implementation of demonstration and pilot programs, related connectivity costs and expansion of the number of facilities serviced by the physical, occupational and speech therapy segment which required hiring additional personnel and increased rent expense, offset by $761,000 of costs relating to the rehab subsidiary sold in 2000 and physician practice sold in January 2001.

      Selling, general and administrative expenses decreased $81,000 or 2.2% to $3,550,000 for the quarter ended June 30, 2001, compared with $3,631,000 for the quarter ended June 30, 2000. The net decrease is primarily attributable to costs relating to the rehab subsidiary sold in 2000 and physician practice sold in January 2001.

      Research, development and engineering expenses for the quarter ended June 30, 2001 increased to $4,314,000 or 110.0% compared to $2,054,000 for the prior year's comparable quarter. The significant increase was due to the Company's acceleration of expenditures for the development of the CyberCare 24 NetworkTM, Cyber HealthManagerTM and Electronic Housecall(R) (EHCTM) family of products that are now able to connect via both broadband and plain old telephone service ("POTS"). All such expenditures are being expensed as incurred.

      The Company's current cost management program, completed in August, resulted in the reduction of expenses incurred in the 2001 second quarter over $1,000,000 in salaries, benefits and consulting costs and approximately $870,000 of outside contractor research and development activities, for a total of $1,870,000 in cost reductions and should aggregate over $6,000,000 on an annual basis. In addition, the Company accrued $175,000 for a physical, occupational and speech therapy segment cost report final settlement during the current quarter.

      The Company had an operating loss of $7,098,000 for the three months ended June 30, 2001 as compared to an operating loss of $4,531,000 for the three months ended June 30, 2000. A significant portion of this increase was due to costs incurred for the development of the CyberCare SystemTM.

      For the quarter ended June 30, 2001, interest income decreased to $272,000, compared with $521,000 for the prior year's comparable period, primarily as a result of greater cash, cash equivalent and marketable security balances invested at higher interest rates in the prior period. For the quarter ended June 30, 2001, interest expense included $108,000 of accreted discount and beneficial conversion resulting from the May 2001 Debentures.

      The Company's net loss for the three months ended June 30, 2001 was $7,904,000 in comparison to a net loss of $7,301,000 for the three months ended June 30, 2000, primarily as a result of costs incurred for the development of the CyberCare SystemTM. In addition, the current quarter included a $950,000 accrual for the estimated disposal of the Company's international air ambulance transport segment, while the prior year's comparable period included both a $697,000 loss from discontinued operations of its Air segment and a one-time $2,424,000 investment write-off.


COMPARISON OF THE RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000

      Net revenues for the six months ended June 30, 2001 decreased 6.7%, or $647,000, to $8,948,000 compared with the prior year's comparable period of $9,595,000. Net revenues increased from internal growth in the network-based telehealth solutions segment, physical, occupational and speech therapy segment and growth in new product lines and assisted living facilities served by the institutional pharmacy segment. These volume increases were offset by decreases resulting from the October 31, 2000 sale of Carolina Rehab and January 26, 2001 sale of the Company's physician practice (together aggregated $2,606,000 net revenues for the six months ended June 30, 2000). Revenues from our network-based telehealth solutions segment primarily consisted of revenue from our sleep monitoring facility.

      Cost of services for the six months ended June 30, 2001 increased 5.9% to $6,579,000 compared with $6,212,000 for the prior year's comparable quarter. The increase was substantially due to significantly higher technology start-up costs resulting from continued implementation of demonstration and pilot programs and related connectivity costs and expansion of the number of facilities serviced by the physical, occupational and speech therapy segment which required hiring additional personnel and increased rent expense, offset by $1,668,000 of net costs relating to the rehab subsidiary sold in 2000 and physician practice sold in January 2001.

      Selling, general and administrative expenses increased $531,000 or 9.1% to $6,391,000 for the six months ended June 30, 2001, compared with $5,860,000 for the six months ended June 30, 2000. The increase is principally attributable to the increase in staff and organizational costs to support continued domestic and international (Asia and Europe) development and sales and marketing costs, as the Company continues to develop its network-based telehealth solutions segment, offset by $325,000 of net costs relating to the rehab subsidiary sold in 2000 and physician practice sold in January 2001.

      Research, development and engineering expenses for the six months ended June 30, 2001 increased to $7,731,000 compared to $3,197,000 for the prior year's comparable period. The significant increase was due to the Company's acceleration of expenditures for the development of the CyberCare 24 NetworkTM, Cyber HealthManagerTM and Electronic Housecall(R) (EHCTM) family of products that are now able to connect via both broadband and plain old telephone service ("POTS"), including the development of additional products, software and peripheral monitoring equipment. All such expenditures are being expensed as incurred.

      The Company had an operating loss of $12,770,000 for the six months ended June 30, 2001 as compared to an operating loss of $6,578,000 for the six months ended June 30, 2000. A significant portion of this increase was due to costs incurred for the development of the CyberCare SystemTM, which includes the EHCTM family of products, the CyberCare 24 NetworkTM and the Cyber HealthManagerTM.

      For the six months ended June 30, 2001, interest income increased to $916,000, compared with $733,000 for the prior year's comparable period, primarily as a result of 2001 interest received under the Air Agreement, which is being recognized as received until the Purchasers repay the notes or otherwise fulfill all of their obligations.

      During the six months ended June 30, 2001, interest expense decreased to $185,000 compared with $494,000 for the six months ended June 30, 2000 primarily as a result of the Company's conversion of $16,174,000 of debentures to common stock during the first half of 2000.

      The Company's net loss for the six months ended June 30, 2001 was $12,929,000 in comparison to a net loss of $10,089,000 for the six months ended June 30, 2000, primarily as a result of costs incurred for the development of the CyberCare SystemTM. In addition, the current year's period included a $950,000 accrual for the estimated disposal of the Company's international air ambulance transport segment while the prior year's comparable period included both a $682,000 loss from discontinued operations of its Air segment and a one-time $2,424,000 investment write-off.

LIQUIDITY AND CAPITAL RESOURCES

      CyberCare has historically funded its growth from the sale of equity securities and convertible debentures. Through June 30, 2001 and in 2000, CyberCare raised, net of expenses, approximately $10,000,000 and $27,000,000, respectively, through private debt and equity offerings, which is being used for research, development, engineering, marketing and working capital purposes. CyberCare's cash requirements will be significant through 2001. We had working capital of approximately $24,348,000 as of June 30, 2001.

      Since we do not generate sufficient revenues to fund our operations, we anticipate that our current working capital will provide sufficient liquidity to fund operations through 2001. However, we can provide no assurance that our ability to fund operations through 2001 will not be shortened due to factors beyond our control, such as lower than expected revenues or increased expenses.

      As of June 30, 2001, we had current liabilities of approximately $9,791,000, which includes accounts payable, accrued expenses and approximately $2,155,000 of borrowings under two lines of credit, with interest rates ranging from 9.4% to 9.5% at June 30, 2001. We had the ability to borrow up to an aggregate of $2,627,000 under the lines of credit at June 30, 2001. In January 2001, the Company entered into a $500,000 financing arrangement to lease certain furniture and equipment. The lease is collateralized by a certificate of deposit reflected as "Cash - restricted" in the condensed consolidated balance sheet as of June 30, 2001. The lease calls for interest at 12.4% and matures in February 2004.

      In May 2001, the Company sold an aggregate of $10,000,000 in convertible subordinated debentures to three accredited investors ("May 2001 Debentures") exempt from registration under Section 4(2) and Regulation D of the Securities Act of 1933, as amended. The convertible subordinated debentures have a three year term and pay interest quarterly beginning on August 1, 2001, ranging from 12.75% to 13.75%per annum, in the aggregate, depending on whether interest is payable in stock or cash. Beginning in November 2001, these subordinated debentures are convertible into Common Stock at a conversion price equal to 90% of the average closing price for the twenty trading days immediately prior to the date of conversion notice, but in no event shall the conversion price be less than $3.25 per share. In addition, the Company issued warrants to purchase up to 2,500,000 shares of Common Stock at exercise prices ranging from $3.00 to $5.00. All of the underlying shares, whether through exercise, conversion of the debt or by way of interest payments, have registration rights.

      Cash used in operating activities was $14,784,000 and $10,279,000 for the six months ended June 30, 2001 and 2000, respectively. The increase was primarily a result of increased net loss due to costs to develop, implement and market our CyberCare SystemTM, which includes the CyberCare 24 NetworkTM, Cyber HealthManagerTM and Electronic Housecall(R) (EHCTM) family of products. In addition, the increase was also due to payments for discontinued operations, an increase in accounts receivable, purchase of additional inventory and payments on accounts payable.

      Cash provided by investing activities was $1,390,000 for the six months ended June 30, 2001 compared to cash used in investing activities of $17,885,000 for six months ended June 30, 2000. The increase primarily resulted from repayments by various officers and directors of amounts loaned in previous quarters and greatly reduced marketable security purchases in the first half of 2001.

      Cash provided by financing activities was $10,105,000 and $34,533,000 for the six months ended June 30, 2001 and 2000, respectively. The decrease was primarily due to funds received in 2000 from direct sales of the Company's common stock, reduction in proceeds from the exercise of stock options and warrants and 2000 proceeds resulting from the December 1999 issuance of debentures, offset by the May 2001 sale of convertible subordinated debentures.

      Except for our lines of credit, convertible subordinated debentures and the financing arrangement discussed above, we have no commitments for additional financings or borrowings. We can provide no assurance that additional debt or equity financing will not be undertaken, and if undertaken, whether it will be successful. Lower than expected earnings resulting from adverse conditions or otherwise, could restrict our ability to expand our operations, or otherwise to fully execute our business plan.


ITEM 3      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK - None.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

      The Company is engaged in litigation with various parties regarding matters of dispute that have arisen in the normal course of business. In most cases where there is a material amount in dispute, the Company has the benefit of insurance coverage, although there is no assurance that, with respect to any particular dispute for which insurance coverage may be applicable, the insurer will not assert that a defense or exemption to coverage applies, or that the amount of coverage will be sufficient. In those cases where a material amount is in dispute and in which either insurance is not available or in which an insurer asserts a defense or exemption to coverage, the Company cannot presently predict the outcome of such litigation, estimate the liability or predict the impact, if any, that any such litigation may have on the Company's liquidity or financial condition. The Company anticipates that there will not be a material impact on its financial condition or results of operations from the outcomes of these legal actions, except as discussed in the following paragraphs.


      The Company has previously disclosed the 14 purported class action lawsuits that were filed against CyberCare and certain of its executive officers alleging violations of federal securities laws. These lawsuits were consolidated into a single class action lawsuit by the United States District Court for the Southern District of Florida on November 4, 2000. The Consolidated Amended Complaint ("Complaint") alleges that the Company made misrepresentations or omissions regarding the development and future sales forecasts of its Electronic HouseCall(R) system products and revenues of its pharmacy division. The Complaint seeks unspecified damages and costs. The Company filed a motion to dismiss on April 11, 2001. The Company and its management believe the Complaint lacks merit and they intend to vigorously defend against the complaint. However, the Company and its management cannot predict the outcome of this litigation or the impact that this class action lawsuit, or any other suits, claims, or investigations relating to the same subject matter, may have on the Company's liquidity or financial condition. In light of the foregoing, the Company's liability, if any, in relation to such possible claims cannot be estimated at this time.

      Our physical therapy and rehabilitation subsidiary ("PT&R") received a letter from the Center for Medicare and Medicaid Services ("CMS") and its intermediary in April 2001 notifying it of the suspension of Medicare payments. CMS alleged that certain patient complaints, which constitute less than 1% of PT&R's Medicare patients, and other alleged regulatory non-compliance, justify the payment suspension. During the suspension, the Medicare program continued to process PT&R's claims, but held payment in escrow. In August, the suspension was lifted although a portion of the reimbursement amounts for processed claims remains held in escrow, pending further review. The Company is working cooperatively with CMS to resolve any outstanding issues and effectuate release of the amount held in escrow.

ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS

      The following is a summary of the Company's equity transactions for the three months ended June 30, 2001 that were not registered under the Securities Act of 1933, as amended:

(1) issuance of 3,120 shares of common stock valued at approximately $8,000 to purchase a domain name,

(2) issuance of 10,000 shares of common stock valued at approximately $26,000 for members of the Company's Medical Advisory Board, and

(3) issuance of 825,000 shares of common stock valued at $900,000 in exchange for an interest-bearing note at 10%, maturing on June 29, 2004, collateralized by shares of the Company's common stock, and included in stockholders' equity as part of stock subscription receivable in the accompanying June 30, 2001 balance sheet.

All the issuances were exempt transactions under Section 4(2) and Regulation D of the Securities Act of 1933, as amended.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES - Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Annual Meeting of Shareholders took place on June 26, 2001 in Boca Raton,
Florida.

                                          VOTES        VOTES        VOTES
                                            FOR       AGAINST     WITHHELD

A. The amendment to the Company's Bylaws to elect directors to hold office on a staggered term basis effective with the 2001 Annual Meeting of Shareholders was adopted.


                                        21,486,364    4,196,604    110,821

B.    Nine Directors were elected.

1.    Michael F. Morrell                51,350,296    2,628,931    773,054
2.    Paul C. Pershes                   44,562,136    9,417,091    773,054
3.    Dana J. Pusateri                  50,569,295    3,409,932    773,054
4.    John E. Haines                    47,410,061    6,569,166    773,054
5.    Theodore J. Orlando               51,501,111    2,478,116    773,054
6.    Terry Lazar                       51,307,882    2,671,345    773,054
7.    Peter Murphy                      53,584,514    394,713      773,054
8.    Alan Adelson                      53,631,321    347,906      773,054
9.    Zachariah P. Zachariah            53,737,608    241,619      773,054


C. The amendment to the Company's Articles of Incorporation to change the name of the Company from Cyber-Care, Inc. to CyberCare, Inc. was adopted.


                                        54,117,282    541,627      93,372

                                          VOTES        VOTES        VOTES
                                           FOR        AGAINST     WITHHELD

D. The amendments to the Company's 1999 Amended and Restated Directors' and Executive Officers' Stock Option Plan (as set forth in the Proxy Statement) were adopted.

                                        17,542,445    8,062,435     188,909

E. The amendments to the Company's 1999 Incentive Stock Option Plan, as Amended (as set forth in the Proxy Statement) were adopted.

                                        17,619,406    7,897,285     277,098

F. Ernst & Young LLP approved to serve as the Company's independent auditors for the 2001 calendar year audit.

                                        54,321,318      270,438     160,525

ITEM 5.     OTHER INFORMATION - Not applicable.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

      3.1 Amendment to Company's Articles of Incorporation to change the name of the Company from Cyber-Care, Inc. to CyberCare, Inc.

      3.2 Amendment to Section 1 of Article Three of the Amended and Restated Bylaws of CyberCare, Inc., dated June 26, 2001

(b)   Reports on Form 8-K

      1) Resignation of John Haines as a Director and Senior V-P, filed June 28, 2001.

      2) A) Sale of $10,000,000 in subordinated convertible debentures to three accredited investors, B) Patent infringement complaint, C) Suspension of certain payments to our Physical Therapy and Rehabilitation Subsidiary by Medicare, and D) Air Ambulance Transport extension of payment, filed June 1, 2001.

SIGNATURES

      In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                 CYBERCARE, INC.
                                  (Registrant)




AUGUST 14, 2001   By:   /s/ MICHAEL F. MORRELL
--------------          ------------------------------
(Date)                  Michael F. Morrell, Chairman of the Board &
                        Chief Executive Officer


AUGUST 14, 2001   By:   /s/ ARTHUR KOBRIN
--------------          ------------------------------
(Date)                  Arthur Kobrin, Treasurer and Chief Accounting Officer


AUGUST 14, 2001   By:   /s/ DANA PUSATERI
--------------          ------------------------------
(Date)                  Dana Pusateri, Chief Operating Officer


AUGUST 14, 2001   By:   /s/ LINDA MOORE
--------------          ------------------------------
(Date)                  Linda Moore, Senior Vice President