Form 10-Q
period 2001-09-30
CYBER CARE INC
filed 2001-11-14
CIK 887904

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

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



      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such report(s)), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      The Registrant has one class of common stock, $0.0025 par value, of which 66,464,892 shares were outstanding as of October 31, 2001.

                                 CYBERCARE, INC.

                      10-Q QUARTER ENDED SEPTEMBER 30, 2001

                                TABLE OF CONTENTS

                                                                       PAGE NO.

    PART I.     FINANCIAL INFORMATION

    Item 1.     Condensed Consolidated Financial Statements(Unaudited)

                Condensed Consolidated Balance Sheets
                as of September 30, 2001 and December 31, 2000             3

                Condensed Consolidated Statements of
                Operations for the Three and Nine Months Ended
                September 30, 2001 and 2000                                4

                Condensed Consolidated Statements of
                Cash Flows for the Nine Months Ended
                September 30, 2001 and 2000                                5

                Notes to Condensed Consolidated
                Financial Statements                                       7

    Item 2.     Management's Discussion and Analysis of
                Financial Condition and Results of Operations             16

    Item 3.     Quantitative and Qualitative Disclosures About
                Market Risk                                               21

    PART II.    OTHER INFORMATION

    Item 1.     Legal Proceedings                                         22
    Item 2.     Changes in Securities and Use of Proceeds                 23
    Item 3.     Defaults Upon Senior Securities                           23
    Item 4.     Submission of Matters to a Vote of Security Holders       23
    Item 5.     Other Information                                         23
    Item 6.     Exhibits and Reports on Form 8-K                          23

    Signatures                                                            24

                                 CYBERCARE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 (In thousands, except share and per share data)

                                                                                (UNAUDITED)           (AUDITED)
                                      ASSETS                                 SEPTEMBER 30, 2001   DECEMBER 31, 2000
                                                                             ------------------   -----------------
Current Assets:
  Cash and cash equivalents                                                      $   4,697            $  15,231
  Cash - restricted                                                                    369                   --
  Marketable securities                                                              1,000                1,500
  Trade accounts receivable, less allowance for doubtful
      accounts of $1,597 (2001) and $1,496 (2000)                                    5,445                2,572
  Net assets of discontinued operations                                              6,747                8,687
  Inventories, net                                                                   6,506                5,242
  Notes receivable - related parties                                                   555                2,280
  Notes receivable and other current assets                                          1,937                1,663
                                                                                 ---------            ---------
      Total current assets                                                          27,256               37,175

Property and equipment, net                                                          2,563                2,072
Intangible assets, net                                                              15,721               17,042
Notes receivable - related parties                                                     386                   --
Notes receivable and other assets                                                    3,757                3,444
                                                                                 ---------            ---------

      Total assets                                                               $  49,683            $  59,733
                                                                                 =========            =========

                   LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                                                               $   2,607            $   2,933
  Accrued liabilities                                                                3,965                3,859
  Lines of credit                                                                    2,138                1,993
  Net liabilities of discontinued operations                                           653                1,250
  Other current liabilities                                                            361                  186
                                                                                 ---------            ---------
      Total current liabilities                                                      9,724               10,221

Convertible subordinated debentures, net of $2,128 discount                          7,872                   --
Other liabilities                                                                      415                  178
                                                                                 ---------            ---------
      Total liabilities                                                             18,011               10,399
                                                                                 ---------            ---------

Commitments and contingencies

Stockholders' Equity:
  Preferred stock, 20,000,000 shares authorized; 19,800,000 shares
      available for issuance                                                            --                   --
  Common stock, $0.0025 par value, 200,000,000 shares authorized;
       65,924,203 and 64,775,282 shares issued and outstanding at
     September 30, 2001 and December 31, 2000, respectively                            165                  162
  Capital in excess of par                                                         124,625              120,224
  Stock subscription receivable                                                     (4,740)              (3,903)
  Accumulated other comprehensive income                                                --                    1
  Accumulated deficit                                                              (88,378)             (67,150)
                                                                                 ---------            ---------
      Total stockholders' equity                                                    31,672               49,334
                                                                                 ---------            ---------

Total liabilities and stockholders' equity                                       $  49,683            $  59,733
                                                                                 =========            =========


See Notes to Condensed Consolidated Financial Statements

                                 CYBERCARE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (In thousands, except share and per share data)
                                   (Unaudited)

                                                                    THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                       SEPTEMBER 30,                     SEPTEMBER 30,
                                                              -----------------------------     -----------------------------
                                                                  2001             2000             2001             2000
                                                              ------------     ------------     ------------     ------------
Net revenues                                                  $      5,195     $      4,535     $     14,143     $     14,130
                                                              ------------     ------------     ------------     ------------

Costs and expenses:
  Cost of services                                                   3,732            2,778           10,311            8,990
  Selling, general and administrative                                4,403            4,113           10,794            9,973
  Research, development and engineering                              2,513            1,838           10,244            5,035
  Depreciation and amortization                                        579              312            1,688            1,216
  Gain on sale of subsidiary                                            --               --              (92)              --
                                                              ------------     ------------     ------------     ------------

      Total costs and expenses                                      11,227            9,041           32,945           25,214
                                                              ------------     ------------     ------------     ------------

Operating loss                                                      (6,032)          (4,506)         (18,802)         (11,084)
                                                              ------------     ------------     ------------     ------------

Other income (expense):
  Interest income                                                      263              489            1,179            1,220
  Interest expense                                                    (515)              --             (592)            (492)
  Interest - accreted and beneficial conversion feature               (215)              --             (323)            (657)
  Write-off of investment in equity securities                          --               --               --           (2,424)
  Other income                                                          94                5              154               18
                                                              ------------     ------------     ------------     ------------

      Total other (expense) income                                    (373)             494              418           (2,335)
                                                              ------------     ------------     ------------     ------------

Loss from continuing operations                                     (6,405)          (4,012)         (18,384)         (13,419)

Loss from operations of discontinued businesses                         --             (945)              --           (1,627)
Estimated loss on disposal of discontinued business                 (1,894)              --           (2,844)              --
                                                              ------------     ------------     ------------     ------------

Net loss                                                      $     (8,299)    $     (4,957)    $    (21,228)    $    (15,046)
                                                              ============     ============     ============     ============

Loss per common share - basic and diluted:
       Loss from continuing operations                        $      (0.10)    $      (0.06)    $      (0.28)    $      (0.22)
       Discontinued operations                                       (0.03)           (0.02)           (0.05)           (0.03)
                                                              ------------     ------------     ------------     ------------
       Net loss                                               $      (0.13)    $      (0.08)    $      (0.33)    $      (0.25)
                                                              ============     ============     ============     ============

Weighted average shares outstanding                             65,823,776       64,706,447       65,177,811       59,924,005
                                                              ============     ============     ============     ============


See Notes to Condensed Consolidated Financial Statements.

                                 CYBERCARE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                              NINE MONTHS ENDED
                                                                                                 SEPTEMBER 30,
                                                                                          --------------------------
                                                                                            2001              2000
                                                                                          --------          --------
Cash Flows from Operating Activities:
  Net loss                                                                                $(21,228)         $(15,046)
  Adjustments to reconcile net loss to net cash used in operating activities:
       Depreciation                                                                            512               190
       Amortization                                                                          1,176             1,026
       Write-off of investment in securities                                                    --             2,424
       Provision for doubtful accounts                                                         932               877
       Interest - accreted discount and beneficial conversion                                  323               657
       Common stock issued for services and interest                                           390               141
       Warrants issued for services                                                            780                --
       Net liabilities of discontinued operations                                             (597)             (774)
       Net assets of discontinued operations                                                (1,017)           (1,040)
       Gain on sale of subsidiary                                                              (92)               --
       Estimated loss on disposal of discontinued business                                   2,844                --
       Changes in operating assets and liabilities, net of effects from dispositions:
            Trade accounts receivable                                                       (4,001)           (2,318)
            Inventories                                                                     (1,264)           (3,153)
            Notes receivable and other current assets                                         (730)               76
            Accounts payable                                                                  (262)              865

            Accrued and other current liabilities                                              833               981
                                                                                          --------          --------
                  Net cash used in operating activities                                    (21,401)          (15,094)
                                                                                          --------          --------

Cash Flows from Investing Activities:
       Purchase of marketable securities                                                      (511)          (15,211)
       Sale of marketable securities                                                         1,011                --
       Cash - restricted                                                                      (369)               --
       Capital expenditures                                                                   (204)             (619)
       Repayment from (advances to) related parties, net                                     1,156            (3,757)
       Change in intangible and other assets                                                  (215)             (170)
                                                                                          --------          --------
            Net cash provided by (used in) investing activities                                868           (19,757)
                                                                                          --------          --------

Cash Flows from Financing Activities:
       Payments of other liabilities                                                          (240)             (133)
       Net borrowings (repayments) under lines of credit                                       145            (2,477)
       Proceeds from exercise of stock options and warrants                                     94             4,623
       Proceeds from sale of common stock                                                       --            27,565
       Proceeds from sale of convertible subordinated debentures                            10,000             5,143
       Repayment of subordinated debentures                                                     --              (368)
                                                                                          --------          --------
            Net cash provided by financing activities                                        9,999            34,353
                                                                                          --------          --------

Net decrease in cash and cash equivalents                                                  (10,534)             (498)
Cash and cash equivalents at the beginning of period                                        15,231            11,758
                                                                                          --------          --------
Cash and cash equivalents at the end of period                                            $  4,697          $ 11,260
                                                                                          ========          ========

See Notes to Condensed Consolidated Financial Statements.

                                 CYBERCARE, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued
                                 (In thousands)
                                   (Unaudited)



Supplemental disclosures of non-cash activities:

                                                                                  Nine Months Ended
                                                                                     September 30,
                                                                               ---------------------------
                                                                                 2001               2000
                                                                               --------          ---------
Conversion of debentures to common stock                                       $     --          $ 16,174
Reclass of deferred financing costs upon conversion of debentures                    --            (6,174)
Fair market value of warrants issued for accrued consulting                          --               368
Common stock matching contribution issued to retirement plan                         61                --
Common stock issued for payment of accrued interest                                 366                --
Common stock issued under Employee Stock Purchase Plan                               79                79
Common stock received as consideration for sale of subsidiary                      (692)               --
Common stock issued for accrued settlement of a lawsuit                             125                --
Common stock received in repayment of stock subscription receivable
    and accrued interest                                                            (65)               --
Common stock received in repayment of notes receivable                             (183)               --
Common stock issued to purchase domain name                                          16               101
Fair market value of detachable warrants issued with convertible
    subordinated debentures                                                       2,618                --
Common stock issued for stock subscription receivable                               900                --
Common stock issued under earn-out arrangement                                       --               331
Common stock issued for payment of long-term debt                                    --               607
Common stock issued under limited liability company agreement                        --             2,384
Property and equipment purchases financed by other liabilities                      568                --
Common stock received upon uncured breach of contract                              (114)               --


The following is a summary of the significant non-cash amounts that resulted from the Company's disposition of Carolina Rehab :

                                                  For the Nine Months Ended
                                                         September 30,
                                                 ---------------------------
                                                     2001            2000
                                                 -----------      ----------
Assets disposed:
  Accounts receivable                               $(196)          $   --
  Property and equipment                              (76)              --
  Goodwill                                           (412)              --
                                                    -----           ------
  Assets disposed                                    (684)              --
                                                    -----           ------

Liabilities transferred:
  Accounts payable                                    (64)              --
  Accrued expenses and short-term debt                (20)              --
                                                                    ------
      Liabilities transferred                         (84)              --
                                                    -----           ------
Common stock                                         (600)              --
                                                    -----           ------
Cash received from disposition                      $  --           $   --
                                                    =====           ======


See Notes to Condensed Consolidated Financial Statements.

                                 CYBERCARE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                                   (UNAUDITED)



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

Basis of Presentation and Consolidation

      The accompanying condensed consolidated financial statements have been prepared by the Company and are unaudited pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information related to the Company's significant accounting policies and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. In the opinion of management, these unaudited condensed consolidated financial statements reflect all material adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the consolidated financial position and consolidated results of operations for the interim periods presented. These results are not necessarily indicative of a full year's results of operations. Certain reclassifications have been made to the prior period financial statements to conform to the September 30, 2001 presentation.

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

Comprehensive Income (Loss)

      Comprehensive income (loss) is defined as all changes in a Company's net assets except changes resulting from transactions with shareholders. It differs from net income (loss) in that certain items currently recorded to equity (e.g. foreign currency items and unrealized gains and losses on certain investments in debt and equity securities) are part of comprehensive income (loss). For the three months ended September 30, 2001 and 2000, the Company had a $0 and $10,000 after-tax realized loss on marketable securities, respectively. For the nine months ended September 30, 2001, the Company had a $1,000 after-tax realized gain on marketable securities. For the nine months ended September 30, 2000, the Company had a $2,000 after-tax unrealized loss and a $1,768,000 realized loss on marketable and equity securities.

Marketable Securities

      The Company's marketable securities are considered "available for sale" and, as such, are stated at market value. The net unrealized gains and losses on marketable securities are reported as part of accumulated other comprehensive income (loss). Realized gains and losses from the sale of marketable securities are based on the specific identification method.

Recently Issues Accounting Pronouncements

      In June 2001, the FASB issued Statements of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets." Under the new rules, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company will apply the new accounting rules beginning January 1, 2002. The Company is currently assessing the financial impact SFAS No. 141 and No. 142 will have on its consolidated financial statements.

Note 2 - Inventories

      Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. Finished goods and work-in-process inventories include material, labor and manufacturing overhead costs. Inventories consist of the following:


                                    SEPTEMBER 30, 2001      DECEMBER 31, 2000
                                   --------------------   --------------------

      Component parts                   $2,833,000              $1,790,000
      Work-in-process                      271,000                 541,000
      Finished goods                     3,402,000               2,911,000
                                        ----------              ----------
                                        $6,506,000              $5,242,000
                                        ==========              ==========

Note 3 - Discontinued Operations and Dispositions

      AIR AMBULANCE TRANSPORT - In October 2001, the Company regained ownership of the air ambulance business ("Air") it had previously agreed to sell in September 2000 from the buyer in that transaction, following the buyer's uncured breach of its payment obligations. The Company simultaneously entered into an agreement (the "Purchase Agreement") to sell the air ambulance business in a transaction in which all of the stock of one operating subsidiary and certain assets of the other two operating subsidiaries were sold to an unrelated third party ("New Buyer") for a $5,000,000 convertible promissory note (the "Note").

      Completion of this Purchase Agreement is contingent on the release of a guarantee relating to the financing of the aircrafts and the unconditional approval of the leases from the aircraft lender (the Company has received conditional approvals subject to the agreements being prepared). The New Buyer purchased all the issued and outstanding stock of Global Air Charter, Inc. ("GAC"), and certain assets of each of Air Response North, Inc. ("ARN") and Global Air Rescue, Inc. ("GAR"), in exchange for the Note, which earns interest at 6% per annum and matures in 10 years. The debt service payments under the Note are based on distributable net profits and available cash of the buyer, as those terms are defined in the Note and the Purchase Agreement. The Note may be converted by the Company into a 19 percent non-voting equity interest in the New Buyer, subject to reduction based on debt service payments and dilution in the event the New Buyer issues additional equity securities.

      The New Buyer has also agreed to pay, out of available cash, up to $1,000,000 of accounts payable of ARN incurred prior to the effective date, for a six month period following the closing, and has agreed to purchase or lease a Lear 31 aircraft or equivalent within six months following the closing, for use in the business.

      As part of the purchase, GAC (as owned by the New Buyer) entered into aircraft lease agreements with ARN and GAR, as lessors, for use of the air ambulance fleet for a term of 30 months. The leases for the Lear 35 and 36 aircrafts provide for rental payments equal to the monthly amount due the finance company for such aircraft and require GAC to be responsible for major structural repair and maintenance (except for one aircraft, for which lessor will remain responsible for major structural repair and maintenance). The master lease for the Lear 25 aircraft provide for hourly based rental payments, with minimum use obligations, and requires the lessors to maintain and insure these aircrafts. Under the leases, GAC has the right to purchase the aircraft for an amount equal to the payoff amount due the finance company. The lessors, however, have the right to sell the leased aircraft to a third party; however, GAC has a thirty day first right of refusal to purchase the aircraft at the same price that was offered by the third party, which shall be at least equal to the amount due the finance company.

      The Company is not recognizing any gain or loss from this disposition and is accounting for the air ambulance business as a discontinued operation until the subsequent sale is completed and all of the aircraft have been sold or disposed of. Accordingly, amounts owed, net of an approximately $666,000 accrual for future losses of Air, have been classified as "Net assets of discontinued operations," in the accompanying condensed consolidated balance sheets. In addition, the operating results of Air for the three and nine month periods ended September 30, 2000 have been reported as "Loss from operations of discontinued businesses" in the accompanying condensed consolidated statements of operations. Also, this business reported a $1,894,000 and 2,844,000 "Estimated loss on disposal of discontinued business" for the three and nine month periods ended September 30, 2001, respectively, in the accompanying condensed consolidated statements of operations. The loss for the current three month period was significantly greater than management's estimated loss, partially due to a decrease in revenue as a result of the September 11, 2001 terrorist attack, which caused all flights the Company was servicing to be grounded for several days and apprehension on the part of patients to fly.

      CAROLINA DISPOSITION - Effective October 31, 2000, the Company entered into a comprehensive settlement agreement to sell one of its rehabilitation subsidiaries ("Carolina Rehab"), to the former owner for $3,600,000. The Company received $375,000 in cash and a $3,225,000 note which bears interest at 8.0% and is payable over four years ("8% note"). The Company received a total of $750,000 in payments in 2001 on the 8% note. The note is collateralized by the stock of the former subsidiary and any related entities of the former owner.

      PHYSICIAN PRACTICE DISPOSITION - Effective January 26, 2001, the Company sold certain assets and related liabilities of its physician practice to a related party in exchange for the return of 140,000 common shares of the Company owned by the related party valued at $691,000. The Company recognized a gain in the amount of $92,000 on this transaction.

      The following unaudited pro forma financial data is presented to illustrate the estimated effects on the condensed consolidated results of operations as if the Company's discontinued operations and dispositions had occurred as of the beginning of each calendar year presented after giving effect to certain adjustments, including amortization of goodwill and related income tax effects. The pro forma financial information does not purport to be indicative of the results of operations that would have occurred had the transactions taken place at the beginning of the periods presented or of future results of operations.

                                                            NINE MONTHS ENDED SEPTEMBER 30,
                                                               2001                  2000
                                                           ------------          ------------
      Net revenues                                         $ 14,043,000          $ 10,498,000

      Loss from continuing operations                      $(18,523,000)         $(14,166,000)
      Net loss                                             $(18,523,000)         $(14,166,000)
      Net loss per common share (basic and diluted)        $      (0.28)         $      (0.24)

Note 4- Equity Line of Credit

      The Company entered into a Private Equity Line Agreement ("Agreement") dated September 14, 2001 with Strategic Investment Management SA, an entity organized under the laws of the British Virgin Islands ("SIM"). Under the Agreement, the Company has the right to require SIM to purchase, from time to time, the Company's common stock (a "Put"), not to exceed, in the aggregate, $15,000,000 of the Company's common stock. The price for each share purchased pursuant to a Put is 85% of the lower of the closing bid price or the lowest trading price for the Company's common stock (as reported by Bloomberg, L.P.) on the trading day on which a Put notification is delivered by the Company to SIM. The Company is required to consummate a minimum Put of $1 million of the Company's common stock during the term of the Agreement. The Agreement will terminate at the earlier of twenty-four months after the commencement of the commitment period or the date on which the Company has made Puts with an aggregate investment amount equal to $15,000,000.

      The maximum number of shares of common stock the Company is permitted to Put to SIM in any seven-day period is based on 17.5% of the average trading volume (measured over the 10-day period prior to the Put notification) multiplied by a factor of five. Each Put must be for at least 10,000 shares of common stock. The total number of shares of common stock which may be sold to SIM under the Agreement may not exceed 19.9% of the total outstanding common shares of the Company. Prior to the first Put, but not later than 120 days following the date of the Agreement, the Company must file a registration statement with the Securities and Exchange Commission for the registration and resale of the common stock being sold under the Agreement. As of September 30, 2001, the Company has not made any Puts to SIM.

Note 5- Convertible Subordinated Debentures

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

      The fair value allocated to these warrants was $2,421,600, or $0.97 per share, and was recorded as a discount to the May 2001 Debentures. The discount is being accreted through interest expense over the 36 month life of the underlying debentures. Also, as noted above, the May 2001 Debentures are convertible at exercise prices of no less than $3.25 per share. The adjusted conversion price (calculated as proceeds received less the value allocated to the warrants divided by $3.25) was less than the trading price of the stock on the commitment date. As a result, the Company recorded a beneficial conversion that is being accreted through interest expense over the 36 month life of the underlying debentures. Accreted discount and beneficial conversion for the three and nine months ended September 30, 2001 were $215,000 and $323,000, respectively, and were recognized in "Interest - accreted and beneficial conversion feature" in the accompanying condensed consolidated statements of operations.

Note 6- Litigation and Contingencies

LITIGATION - The Company is engaged in litigation with various parties regarding matters of dispute that have arisen in the normal course of business. In most cases where there is a material amount in dispute, the Company has the benefit of insurance coverage, although there is no assurance that with respect to any particular dispute for which insurance coverage may be applicable the insurer will not assert that a defense or exemption to coverage applies or that the amount of coverage will be sufficient. In those cases where a material amount is in dispute and in which either insurance is not available or where an insurer asserts a defense or exemption to coverage, the Company cannot presently predict the outcome of such litigation, estimate the liability or predict the impact, if any, that any such litigation may have on the Company's liquidity or financial condition. The Company anticipates that there will not be a material impact on its financial condition or results of operations from the outcomes of these legal actions, except as discussed in the following paragraphs.

      The Company has previously disclosed the 14 purported class action lawsuits that were filed against CyberCare and certain of its executive officers alleging violations of federal securities laws. These lawsuits were consolidated into a single class action lawsuit by the United States District Court for the Southern District of Florida on November 4, 2000. The Consolidated Amended Complaint ("Complaint") alleges that the Company made misrepresentations or omissions regarding the development and future sales forecasts of its Electronic HouseCall(R) system products and revenues of its pharmacy division. The Complaint seeks unspecified damages and costs. The Company filed a motion to dismiss, which was denied. Mediation has been ordered by the court. The Company and its management believe the Complaint lacks merit and they intend to vigorously defend against the Complaint. The Company and its management cannot predict the outcome of this litigation or the impact that the Complaint, or any other suits, claims, or investigations relating to the same subject matter, may have on the Company's liquidity or financial condition. In light of the foregoing, the Company's liability, if any, in relation to such possible claims cannot be estimated at this time.

      The Company's Physical Therapy and Rehabilitation subsidiary ("PT&R") received a letter from the Center for Medicare and Medicaid Services ("CMS") and its intermediary in April 2001 notifying it of the suspension of Medicare payments. CMS alleged that certain patient complaints, which constitute less than 1% of PT&R's Medicare patients, and other alleged regulatory non-compliance, justify the payment suspension. During the suspension, the Medicare program continued to process PT&R's claims, but held payment in escrow. In August 2001, the suspension was lifted and payment for processed claims was released although $1,114,000 of the reimbursement remains held in escrow, pending further review. The Company is working cooperatively with CMS to resolve any outstanding issues and effectuate release of the amount held in escrow.

      FUTURE CAPITAL NEEDS - The capital requirements needed to fund the Company's operations, as well as to continue developing its CyberCare SystemTM family of products, systems and any other new services will be significant. The Company will need to raise additional funds through public or private offerings, equity or debt financings or sale of assets in order to fund its losses, continue to develop its CyberCare SystemTM and any other services.

Note 7- Operating Segments

      The Company's operating groups have been aggregated into three reportable operating segments: network-based telehealth solutions, physical, occupational and speech therapy services and institutional pharmacy services. The "Other" category presented below includes the corporate office and elimination of inter-company activities, neither of which meet the requirements of being classified as an operating segment. As discussed in Note 3, the Company entered into an agreement to sell its Air segment during September 2000. On October 1, 2001, the Company reacquired the Air segment and simultaneously entered into an agreement to sell the business to a third party (see Note 3). Accordingly, the Air segment is not separately presented below for any of the three or nine month periods ended September 30, 2001 or 2000, but rather is included as part of the Other category because the Company is accounting for this disposition as a discontinued operation.

      The Company evaluates the performance of its reportable operating segments based primarily on net revenues, (loss) income from continuing operations and working capital. Segment information for the three and nine month periods ended September 30, 2001 and 2000 are as follows:

                                       NETWORK-BASED         PHYSICAL,
FOR THE THREE MONTHS ENDED              TELEHEALTH       OCCUPATIONAL AND    INSTITUTIONAL
     SEPTEMBER 30,                      SOLUTIONS         SPEECH THERAPY       PHARMACY           OTHER           CONSOLIDATED
---------------------------           ---------------    ----------------   ---------------    -------------     --------------
2001
Net revenues                           $  1,030,000       $  2,579,000      $  1,586,000       $         --       $  5,195,000
(Loss) income from
   continuing operations                 (4,925,000)           150,000          (226,000)        (1,404,000)        (6,405,000)
Working capital (deficit)                 3,960,000          2,164,000          (894,000)        12,302,000         17,532,000
Total assets                             20,921,000          6,501,000         2,361,000         19,900,000         49,683,000

2000
Net revenues                                178,000          2,707,000         1,650,000                 --          4,535,000
(Loss) income from continuing
   operations                            (4,485,000)           327,000          (129,000)           275,000         (4,012,000)
Working capital (deficit)                (6,146,000)           725,000           292,000         46,204,000         41,075,000
Total assets                             17,970,000         10,510,000         2,683,000         39,669,000         70,832,000


                                       NETWORK-BASED         PHYSICAL,
FOR THE NINE MONTHS ENDED               TELEHEALTH        OCCUPATIONAL AND   INSTITUTIONAL
      SEPTEMBER 30,                      SOLUTIONS         SPEECH THERAPY      PHARMACY           OTHER           CONSOLIDATED
-------------------------             ---------------    -----------------  ---------------    -------------     --------------
2001
Net revenues                           $  1,646,000       $  7,891,000      $  4,606,000       $         --       $ 14,143,000
(Loss) income from continuing
   operations                           (16,440,000)           683,000          (444,000)        (2,183,000)       (18,384,000)

2000
Net revenues                                641,000          8,775,000         4,714,000                 --         14,130,000
(Loss) income from continuing
   operations                           (12,597,000)         1,008,000           (76,000)        (1,754,000)       (13,419,000)


Note 8- Related Party Transactions

      During the nine months ended September 30, 2001, certain officers and former employees satisfied all or a portion of amounts under notes issued to the Company evidencing debt for amounts previously advanced to them. The total amount received in cash by the Company during the nine months ended September 30, 2001 was approximately $1,500,000, plus accrued interest. Also, in March 2001, two directors returned to the Company 107,048 shares of the Company's common stock owned by the directors and valued at approximately $248,000 for repayment of a stock subscription receivable balance, a portion of a loan and accrued interest. In April 2001, the Board of Directors approved loans to certain officers totaling approximately $386,000. The loans call for interest at the applicable federal rate ("AFR"), adjusted monthly. The outstanding principal and all unpaid accrued interest is due on or before March 31, 2003. These loans are collateralized by shares of the Company's common stock owned by the officers.

Note 9- Issuances of Common Stock

      In June 2001, the Company sold 825,000 shares of the Company's common stock valued at $900,000 in exchange for an interest-bearing note at 10%, maturing on June 29, 2004 and collateralized by shares of the Company's common stock. This note is included in stockholders' equity as part of stock subscription receivable in the accompanying September 30, 2001 balance sheet.

Note 10- Agreement to Acquire Certain Home Workstation Technology

      The Company entered into an agreement on April 5, 2001 to acquire certain home workstation technology in exchange for $250,000 in cash and 1,500,000 restricted voting common shares valued at $2,900,000, which was subject to the execution and performance of certain final terms and conditions and approval by the Board of Directors (the "Agreement"). The parties subsequently mutually agreed to abandon the transaction and terminate the Agreement pursuant to a settlement agreement under which the seller is entitled to receive $125,000 in cash and 125,000 shares of restricted company stock (entitled to registration). In addition, as part of the settlement, the Seller is to receive a license to utilize certain software components of the Company's CyberCare System(TM) in connection with the home workstation technology in exchange for a license fee. The Company also agreed to provide 25,000 shares of Company common stock in settlement of any "finder's fee" arising under the Agreement.

Note 11- Strategic Alliances

      On October 11, 2001, the Company entered into a Marketing, Distribution and License Agreement ("Agreement") with CyberAmeriCare, Inc., a Delaware corporation ("AmeriCare"), which grants to AmeriCare the exclusive geographic rights (subject to minimum unit sales requirements), to use, market, distribute, install, support and maintain the Company's CyberCare SystemTM within North, South and Central America, subject to certain retained rights, and further subject to initial capitalization of AmeriCare of at least $30,000,000 which is to take place within ninety days following execution of the Agreement. Within fifteen days of the initial capitalization or promptly upon AmeriCare's first commercial operation of the services in the defined territory, which ever is earlier, AmeriCare will be obligated to pay the Company $15,000,000 as a fee for the exclusive geographic rights described above. Neither the Company nor any of its subsidiaries are responsible for any of AmeriCare's capitalization; however, the Company shall receive, as additional consideration for the exclusive geographic rights, a twenty-five percent equity interest in AmeriCare. Based on AmeriCare's performance, the Company is expected to generate revenue from sales of its Electronic HouseCall(R) (EHCTM) System units to AmeriCare and ongoing revenue for network services provided after deployment of the units.

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

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

      Net revenues for the quarter ended September 30, 2001 increased 14.6% to $5,195,000 compared with $4,535,000 for the prior year's comparable quarter. Quarterly net revenues increased from internal growth in the network-based telehealth solutions segment and physical, occupational and speech therapy segment. The increase was offset by a decrease in the net revenues of the institutional pharmacy segment and resulting from the October 31, 2000 sale of Carolina Rehab and January 26, 2001 sale of the Company's physician practice (which together aggregated $1,026,000 net revenues for the 2000 third quarter).

      Cost of services for the quarter ended September 30, 2001 increased 34.3% to $3,732,000 compared with $2,778,000 for the prior year's comparable quarter. The increase was substantially due to significantly higher technology start-up costs resulting from continued implementation of demonstration and pilot programs, related connectivity costs and expansion of the number of facilities serviced by the physical, occupational and speech therapy segment which required hiring additional personnel and increased rent expense, offset by costs relating to the rehab subsidiary sold in 2000 and physician practice sold in January 2001.

      Selling, general and administrative expenses increased 7.1% to $4,403,000 for the quarter ended September 30, 2001, compared with $4,113,000 for the prior year's comparable quarter. The net increase is primarily attributable to additional personnel, professional fees and severance costs, offset by costs relating to the rehab subsidiary sold in 2000 and physician practice sold in January 2001.

      Research, development and engineering expenses for the quarter ended September 30, 2001 increased 36.7% to $2,513,000 compared to $1,838,000 for the prior year's comparable quarter. The significant increase was due to the Company's acceleration of expenditures for the development of the CyberCare 24 NetworkTM, Cyber HealthManagerTM and Electronic Housecall(R) (EHCTM) family of products that are now able to connect via both broadband and plain old telephone service ("POTS"). All such expenditures are being expensed as incurred.

      The Company's on-going cost management program resulted in a reduction of $1,750,000 in 2001 third quarter operating costs and expenses (compared with 2001 second quarter operating costs and expenses, excluding depreciation and amortization and certain 2001 third quarter non-cash expenses). The 2001 third quarter non-cash expenses included $398,000 of severance and related benefit accruals due to staff reductions and $753,000 of expense resulting from warrants issued for services related to establishment of certain foreign joint ventures.

      The Company had an operating loss of $6,032,000 for the three months ended September 30, 2001 as compared to an operating loss of $4,506,000 for the prior year's comparable period. A significant portion of this increase was due to costs incurred for the development of the CyberCare SystemTM.

      For the quarter ended September 30, 2001, interest income decreased to $263,000, compared with $489,000 for the prior year's comparable period, primarily as a result of greater cash, cash equivalent and marketable security balances invested at higher interest rates in the prior period.

      The Company's net loss for the three months ended September 30, 2001 was $8,299,000 in comparison to a net loss of $4,957,000 for the prior year's comparable period, primarily as a result of costs incurred for the development of the CyberCare SystemTM. In addition, the current quarter included a $1,894,000 accrual for the estimated disposal of the Company's air ambulance transport segment, while the prior year's comparable period included a $945,000 loss from discontinued operations.


COMPARISON OF THE RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

      Net revenues for the nine months ended September 30, 2001 of $14,143,000 were consistent with net revenues of $14,130,000 for the prior year's comparable period. Net revenues increased from internal growth in the network-based telehealth solutions segment and physical, occupational and speech therapy segment. The increase was offset by a decrease in the net revenues of the institutional pharmacy segment and resulting from the October 31, 2000 sale of Carolina Rehab and January 26, 2001 sale of the Company's physician practice (together aggregated $3,632,000 net revenues for the nine months ended September 30, 2000).

      Cost of services for the nine months ended September 30, 2001 increased 14.7% to $10,311,000 compared with $8,990,000 for the prior year's comparable period. The increase was substantially due to technology start-up costs resulting from continued implementation of demonstration and pilot programs and related connectivity costs and expansion of the number of facilities serviced by the physical, occupational and speech therapy segment which required hiring additional personnel and increased rent expense, offset by costs relating to the rehab subsidiary sold in 2000 and physician practice sold in January 2001.

      Selling, general and administrative expenses increased 8.2% to $10,794,000 for the nine months ended September 30, 2001, compared with $9,973,000 for the prior year's comparable period. The increase is principally attributable to the increase in staff and organizational costs to support continued domestic and international (Asia and Europe) development and sales and marketing costs, as the Company continues to develop its network-based telehealth solutions segment, offset by costs relating to the rehab subsidiary sold in 2000 and physician practice sold in January 2001.

      Research, development and engineering expenses for the nine months ended September 30, 2001 increased 103.5% to $10,244,000 compared to $5,035,000 for the prior year's comparable period. The significant increase was due to the Company's acceleration of expenditures for the development of the CyberCare 24 NetworkTM, Cyber HealthManagerTM and Electronic Housecall(R) (EHCTM) family of products that are now able to connect via both broadband and plain old telephone service ("POTS"), including the development of additional products, software and peripheral monitoring equipment. All such expenditures are being expensed as incurred.

      The Company had an operating loss of $18,802,000 for the nine months ended September 30, 2001 as compared to an operating loss of $11,084,000 for the prior year's comparable period. A significant portion of this increase was due to costs incurred for the development of the CyberCare SystemTM, which includes the EHCTM family of products, the CyberCare 24 NetworkTM and the Cyber HealthManagerTM.

      The Company's net loss for the nine months ended September 30, 2001 was $21,228,000 in comparison to a net loss of $15,046,000 for the prior year's comparable period, primarily as a result of costs incurred for the development of the CyberCare SystemTM. In addition, the current year's period included a $2,844,000 accrual for the estimated disposal of the Company's air ambulance transport segment while the prior year's comparable period included both a $1,627,000 loss from discontinued operations of its Air segment and a one-time $2,424,000 investment write-off.

LIQUIDITY AND CAPITAL RESOURCES

      CyberCare has historically funded its growth from the sale of equity securities and convertible debentures. Through September 30, 2001 and in 2000, CyberCare raised, net of expenses, approximately $10,000,000 and $27,600,000, respectively, through private debt and equity offerings, which is being used for research, development, engineering, marketing and working capital purposes. CyberCare's cash requirements will be significant through 2001. The Company had working capital of approximately $17,532,000 as of September 30, 2001.

      Since we do not generate sufficient revenues to fund our operations, we anticipate that our current working capital will provide sufficient liquidity to fund operations through 2001. However, we can provide no assurance that our ability to fund operations through 2001 will not be shortened due to factors beyond our control, such as lower than expected revenues or increased expenses.

      As of September 30, 2001, we had current liabilities of approximately $9,724,000, which includes accounts payable, accrued expenses and approximately $2,138,000 of borrowings under two lines of credit, with interest rates ranging from 8.50% to 8.65% at September 30, 2001. We had the ability to borrow up to an aggregate of approximately $5,000,000 under the lines of credit at September
30, 2001. In January 2001, the Company entered into a $500,000 financing arrangement to lease certain furniture and equipment. The lease is collateralized by a certificate of deposit reflected as "Cash - restricted" in the condensed consolidated balance sheet as of September 30, 2001. The lease calls for interest at 12.4% and matures in February 2004.

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

      The Company entered into a Private Equity Line Agreement ("Agreement") dated September 14, 2001 with Strategic Investment Management SA, an entity organized under the laws of the British Virgin Islands ("SIM"). Under the Agreement, the Company has the right to require SIM to purchase, from time to time, the Company's common stock (a "Put"), not to exceed, in the aggregate, $15,000,000 of the Company's common stock. The price for each share purchased pursuant to a Put is 85% of the lower of the closing bid price or the lowest trading price for the Company's common stock (as reported by Bloomberg, L.P.) on the trading day on which a Put notification is delivered by the Company to SIM. The Company is required to consummate a minimum Put of $1 million of the Company's common stock during the term of the Agreement. The Agreement will terminate at the earlier of twenty-four months after the commencement of the commitment period or the date on which the Company has made Puts with an aggregate investment amount equal to $15,000,000.

      The maximum number of shares of common stock the Company is permitted to Put to SIM in any seven-day period is based on 17.5% of the average trading volume (measured over the 10-day period prior to the Put notification) multiplied by a factor of five. Each Put must be for at least 10,000 shares of common stock. The total number of shares of common stock which may be sold to SIM under the Agreement may not exceed 19.9% of the total outstanding common shares of the Company. Prior to the first Put, but not later than 120 days following the date of the Agreement, the Company must file a registration statement with the Securities and Exchange Commission for the registration and resale of the common stock being sold under the Agreement. As of September 30, 2001, the Company has not made any Puts to SIM.

      Cash used in operating activities was $21,401,000 and $15,094,000 for the nine months ended September 30, 2001 and 2000, respectively. The increase was primarily a result of increased net loss due to costs to develop, implement and market our CyberCare SystemTM, which includes the CyberCare 24 NetworkTM, Cyber HealthManagerTM and Electronic Housecall(R) (EHCTM) family of products. In addition, the increase was also due to payments for liabilities of discontinued operations, an increase in accounts receivable and purchase of additional inventory.

      Cash provided by investing activities was $868,000 for the nine months ended September 30, 2001 compared to cash used in investing activities of $19,757,000 for the prior year's comparable period. The increase primarily resulted from repayments from certain officers and directors of amounts loaned in previous quarters and greatly reduced marketable security purchases during the current nine month period compared to the prior year's comparable period.

      Cash provided by financing activities was $9,999,000 and $34,353,000 for the nine months ended September 30, 2001 and 2000, respectively. The decrease was primarily due to funds received in 2000 from direct sales of the Company's common stock, reduction in proceeds from the exercise of stock options and warrants and 2000 proceeds resulting from the December 1999 issuance of debentures, offset by the May 2001 sale of convertible subordinated debentures.

      Except for our lines of credit and the financing arrangements discussed above, we have no commitments for additional financings or borrowings. We can provide no assurance that additional debt or equity financing will not be undertaken, and if undertaken, whether it will be successful. Lower than expected earnings resulting from adverse conditions or otherwise, could restrict our ability to expand our operations, or otherwise to fully execute our business plan.


ITEM 3   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK - None.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

      The Company is engaged in litigation with various parties regarding matters of dispute that have arisen in the normal course of business. In most cases where there is a material amount in dispute, the Company has the benefit of insurance coverage, although there is no assurance that with respect to any particular dispute for which insurance coverage may be applicable the insurer will not assert that a defense or exemption to coverage applies or that the amount of coverage will be sufficient. In those cases where a material amount is in dispute and in which either insurance is not available or where an insurer asserts a defense or exemption to coverage, the Company cannot presently predict the outcome of such litigation, estimate the liability or predict the impact, if any, that any such litigation may have on the Company's liquidity or financial condition. The Company anticipates that there will not be a material impact on its financial condition or results of operations from the outcomes of these legal actions, except as discussed in the following paragraphs.

      The Company has previously disclosed the 14 purported class action lawsuits that were filed against CyberCare and certain of its executive officers alleging violations of federal securities laws. These lawsuits were consolidated into a single class action lawsuit by the United States District Court for the Southern District of Florida on November 4, 2000. The Consolidated Amended Complaint ("Complaint") alleges that the Company made misrepresentations or omissions regarding the development and future sales forecasts of its Electronic HouseCall(R) system products and revenues of its pharmacy division. The Complaint seeks unspecified damages and costs. The Company filed a motion to dismiss, which was denied. Mediation has been ordered by the court. The Company and its management believe the Complaint lacks merit and they intend to vigorously defend against the Complaint. The Company and its management cannot predict the outcome of this litigation or the impact that the Complaint, or any other suits, claims, or investigations relating to the same subject matter, may have on the Company's liquidity or financial condition. In light of the foregoing, the Company's liability, if any, in relation to such possible claims cannot be estimated at this time.

      Our Physical Therapy and Rehabilitation subsidiary ("PT&R") received a letter from the Center for Medicare and Medicaid Services ("CMS") and its intermediary in April 2001 notifying it of the suspension of Medicare payments. CMS alleged that certain patient complaints, which constitute less than 1% of PT&R's Medicare patients, and other alleged regulatory non-compliance, justify the payment suspension. During the suspension, the Medicare program continued to process PT&R's claims, but held payment in escrow. In August, the suspension was lifted and payment for processed claims was released although $1,114,000 of the reimbursement remains held in escrow, pending further review. The Company is working cooperatively with CMS to resolve any outstanding issues and effectuate release of the amount held in escrow.

ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS

      The following is a summary of the Company's equity transactions for the three months ended September 30, 2001 that were not registered under the Securities Act of 1933, as amended:

      (1) issuance of 3,120 shares of common stock valued at approximately $7,800 to purchase a domain name,

      (2) issuance of 5,000 shares of common stock valued at approximately $5,500 for a member of the Company's Medical Advisory Board,

      (3) issuance of 201,818 shares of common stock valued at $224,000 for payment of consulting services and

      (4) issuance of 71,178 shares of common stock valued at approximately $135,000 for payment of interest.

All the issuances were exempt transactions under Section 4(2) and of the Securities Act of 1933, as amended.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES - Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - Not applicable.

ITEM 5.     OTHER INFORMATION - Not applicable.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

      (1) Resignation of Paul C. Pershes as a Director and President, appointment of Steven M. Cohen as Chief Financial Officer, and other senior management reorganizations and promotions, filed September 17, 2001.

SIGNATURES

      In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                 CYBERCARE, INC.
                                 ---------------
                                  (Registrant)


NOVEMBER 14, 2001      By: /s/ MICHAEL F. MORRELL
-----------------          ------------------------------
(Date)                     Michael F. Morrell, Chairman of the Board & Chief
Executive Officer


NOVEMBER 14, 2001      By: /s/ STEVEN M. COHEN
-----------------          ------------------------------
(Date)                     Steven M. Cohen, Chief Financial Officer