Form 10-K
period 2001-12-31
CYBER CARE INC
filed 2002-04-15
CIK 887904

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
--------------------------------------------------------------------------------

/X/ ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2001

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                 CYBERCARE, INC.
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

      Securities registered pursuant to Section 12 (b) of the Exchange Act:
                                      None

      Securities registered pursuant to Section 12 (g) of the Exchange Act:
                                  Common Stock

Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
        Yes /X/ No / /

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

Issuer's total revenues for the 12 months ended December 31, 2001 were approximately $18,241,000.

The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the last sales price on the Nasdaq National Market on April 5, 2002 was $19,403,549. As of April 5, 2002 registrant had 69,433,357 shares of common stock outstanding.

                                TABLE OF CONTENTS

ITEMS                                                                                PAGE
                                     PART I

ITEM 1.   DESCRIPTION OF BUSINESS.....................................................2

ITEM 2.   DESCRIPTION OF PROPERTY....................................................17

ITEM 3.   LEGAL PROCEEDINGS..........................................................17

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS........................18

                                     PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER
          MATTERS....................................................................18

ITEM 6.   SELECTED FINANCIAL DATA....................................................19

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS .......................................21

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
          MARKET RISK................................................................32

ITEM 8.   CONSOLIDATED FINANCIAL STATEMENTS..........................................32

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE........................................32

                                    PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
          PERSONS, COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE
          ACT .......................................................................32

ITEM 11.  EXECUTIVE COMPENSATION.....................................................34

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT.............................................................40

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.............................42

ITEM 14.  EXHIBITS AND REPORTS ON FORM 8-K...........................................42

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

       CyberCare, Inc. was incorporated in September 1989 in the State of Florida. Our principal executive offices are located at 2500 Quantum Lakes Drive, Suite 1000, Boynton Beach, Florida 33426, and our telephone number is
(561) 742-5000. The Company consists of the following three separate and distinct businesses:

       Pharmacy business whose operations primarily support assisted living and similar long-term care facilities;

       Physical therapy and rehabilitation business focuses on providing occupational, physical and speech therapy services; and

       Technology business focuses on the development and commercialization of patented products and services used in remote monitoring, care and communication between patients, caregivers and other people included in the healthcare continuum.

       Our technology division is a tele-health solutions company improving the delivery of care through its products and services. Tele-health involves the remote monitoring of patients and delivery of care via specially designed hardware and software, through standard telephone lines and/or broadband connectivity, either directly or in a network-based environment over the Internet. Product offerings enable health plans, home health, disease management agencies, employers, hospital systems, HMOs, insurers and other risk bearing organizations to better manage the cost of care through wellness and disease management programs.

       We create an online interactive community that incorporates all members of the care team in the healthcare delivery process, resulting in cost reductions and the improvement in the quality of patient care. Utilizing patented technology for the remote monitoring and real-time interactive communication between patients and caregivers, the CyberCare System-TM- allows for effective and efficient electronic disease management, including automatic data collection, case management, and personal interaction. The CyberCare System-TM-, which consists of the Electronic HouseCall-Registered Trademark-family of products ("EHC-TM-"), the CyberCare 24 Network-TM-, and the CyberHealth Manager-TM-, provides a complete package of tele-health products and services for patients, caregivers and payors. We are committed to quality and our solutions are global in nature. In addition to our domestic sales efforts, we intend to market our products and services in foreign markets via a series of licensing arrangements and joint venture partnerships with local organizations that understand local health care delivery issues and which have a strong local presence, appropriate infrastructure and relationships with industry and government.

       Our proprietary software application is the Electronic HouseCall -Registered Trademark- application that runs on the EHC-TM- patient and provider Units that have videoconferencing and medical measurement capabilities. This software application was originally developed at Georgia Tech and further modified by us. The software application implements the patented technology that is licensed to us from Georgia Tech and the Medical College of Georgia. The patent (U.S. Patent No. 5,987,519 titled "Telemedicine system using voice video and data encapsulation and de-encapsulation for communicating medical information between central monitoring stations and remote patient monitoring stations") secures all telemedicine applications that use packet-based technology to simultaneously exchange voice, video, and medical data. Also incorporated in the software application is the technology secured by U.S. Patent No. 6,112,224 titled "Patient monitoring station using a single interrupt resource to support multiple measurement devices" as well as technology secured by multiple patents pending.

       Our CyberCare System is comprised of monitoring devices ("Units") and peripheral medical devices designed for use by patients and Units designed for use by care providers. Units and peripherals determined to be medical devices have received marketing approval by the United States Food and Drug Administration ("FDA") as described below. Other Units are not subject to FDA regulatory approval or, because they have been determined to be line extensions of a "cleared" Unit, do not require additional regulatory approval.

PATIENT UNITS

EHC100: This Unit is a general-purpose telecommunications device for use by patients and is not regulated by the FDA. It uses standard telephone lines and is intended for use by an unassisted patient in his or her residence. The Unit allows the patient to use certain peripheral medical devices and take their own vital signs measurements, such as blood pressure, blood glucose level and body weight. The Unit then transmits the measurements to a database that resides on the CyberCare 24 Network-TM- for review, analysis and appropriate action by a care provider.

EHC1500: The EHC1500 is a variation of the EHC100 that uses a pocket PC platform, thereby allowing greater portability and flexibility of use. It can be configured to handle up to three peripheral medical devices, including a blood pressure cuff, weight scale and blood glucose meter. It communicates and transmits the vital signs data through the CyberCare 24 Network using a standard telephone line or by wireless connection.

EHC400: This patient Unit has received FDA marketing clearance and uses broadband telecommunication services to connect to the CyberCare 24 Network. It allows the patient to interact with care providers (such as a physician, nurse, physician assistant, care manager, etc.) situated in another location in a "virtual housecall" through an audio-visual videoconference, and allows the patient, using various peripheral medical devices, to collect and transmit his or her own medical measurements (such as blood pressure, using a sphygmomanometer; temperature, using an electronic oral thermometer; blood oxygen saturation and pulse, using a pulse oximeter; blood glucose (sugar) level, using a glucometer; body weight, using an electronic weight scale; and/or heart, lung and bowel sounds, using an electronic stethoscope) through the CyberCare 24 Network for immediate or later review by care providers.

EHC300: This patient Unit is similar to the EHC400, but only permits audio-visual videoconferencing without the addition of peripheral medical devices or vital sign data collection. It communicates with care provider Units via the CyberCare 24 Network using standard telephone lines and has the capability to engage in multipoint conferences with other Units through the CyberCare 24 Network.

EHC350: Similar to the EHC400, this patient Unit combines the audio-visual videoconferencing capabilities of the EHC300 with peripheral medical device availability and patient vital signs data collection through a special module to accommodate the peripheral devices. The Model 350 is equipped with a module for accommodating the connection of peripheral devices and communicates and transmits data through the CyberCare 24 Network using standard telephone lines.

EHC2000: This is a more advanced, compact and lightweight version of the EHC400 which supports the use of peripheral medical devices including "plug and play" USB ports. It also features a magnetic card reader and can use either standard analog telephone lines or broadband telecommunications service to communicate and transmit data via the CyberCare 24 Network.

EHC2050: This patient Unit is a variation of the EHC 2000 and uses standard telephone lines to communicate and transmit data either using the routed architecture of the CyberCare 24 Network or directly (in a "point-to-point" manner) to a care provider using either an EHC650 or EHC1650 care provider Unit.

CARE PROVIDER UNITS

EHC600: The EHC600 care provider workstation Unit has received FDA marketing clearance and uses broadband telecommunications service to allow care providers to conduct a "virtual housecall" and interact with a remotely situated patient in an audio-visual videoconference. Incorporating the Cyber HealthManager software, this Unit also allows care providers to initiate collection of certain patient vital signs measurements during a "virtual housecall" as well as review patient vital sign measurements and snapshot images (such as for wound care treatment) transmitted by a patient Unit through the CyberCare 24 Network. This Unit enables the care provider to assess patient status, analyze patient data and develop reports through its various software capabilities.

EHC650: This Unit has the same features as the EHC600, except that it communicates directly with an EHC2050 patient Unit (in a "point-to-point" manner) rather than through the routed architecture of the CyberCare 24 Network.

EHC1600: This care provider Unit is a laptop version of the EHC600 workstation, but uses either standard analog telephone lines or broadband telecommunications service to communicate via the CyberCare 24 Network.

EHC1650: This model is similar to the EHC1600 except that it utilizes standard analog telephone lines to communicate directly (in a "point-to-point" manner) with patient Units having videoconferencing capabilities. The EHC1650 uses a stand-alone database and can be connected with the CyberCare 24 Network as needed for periodic software and database updates.

EHC1625: This care provider Unit is a scaled-down, hand-held version of the EHC600 and uses pocket PC platform. It is a care management device that enables the care provider to remotely monitor patient vital sign data transmitted from a patient Unit. It does not permit direct interaction or video conferencing with a patient. It is web-enabled and operates either in a wireless environment or using standard analog telephone lines to communicate via the CyberCare 24 Network.

EHC3000 CARE MANAGEMENT SOFTWARE: This is a web-enabled software platform that allows the care provider access, via the internet and a secure home page, to the data on the CyberCare 24 Network database transmitted from patient Units. It operates on any computer with internet access that utilizes an industry standard browser and can provide electronic mail notifications to care providers regarding a patient's condition based on programmable ranges and/or thresholds determined by the care provider.

PERIPHERAL MEDICAL DEVICES AND SOFTWARE APPLICATIONS

       A number of peripheral medical devices are used in connection with certain EHC patient Units, some of which we obtain commercially from medical device suppliers and others which we have developed ourselves. We have developed certain medical devices and software applications as principle components of the CyberCare System and have received FDA marketing clearance on such items as follows:

       Weight Scale - FDA marketing clearance obtained.
       Blood Glucose Meter - FDA marketing clearance obtained.
       Electronic Stethoscope - FDA marketing clearance obtained.
       Blood Pressure Cuff (Sphygmomanometer) - FDA marketing clearance obtained.
       Pulse Oximeter - FDA marketing clearance obtained.
       Electronic Oral Thermometer - FDA marketing clearance obtained. Spirometer - Application for FDA marketing clearance in progress. Medication Compliance Option - Application for FDA marketing clearance in progress.

       The CyberCare System has a very flexible configuration and system design, allowing the EHC products to meet various application requirements and conditions for different market segments. The products and services may be combined in a fully network-based system or in a point-to-point configuration. In addition to workstation type Units, the CyberCare System includes web-based, mobile and hand-held EHC Units for both the caregiver and the patient so they are not constrained by the boundaries of home, office or expensive stand alone equipment. All the EHC products conform to industry standards and may be integrated into customer workflow and data management operating systems. Significant attention in the design process has been devoted to security, confidentiality and privacy, as well as to intended target markets. The CyberCare System helps the caregiver to track clinical outcomes and improvements in medication and treatment compliance.

       The CyberCare System has been designed to be implemented in fee-for-service, case rate, episodic rate or capitation environments.

OUR OTHER BUSINESSES

       We provide physical, occupational, speech therapy and pain rehabilitation services in clinics currently owned and/or operated. We currently employ approximately 153 people in this segment. On average, each physical therapy clinic typically has a staff of three, including a fully licensed therapist, a licensed therapy assistant and an administrative secretary/rehabilitation aide. We develop rehabilitation clinics within specific geographic locations throughout Florida that we believe will create synergies and operating efficiencies and satisfy the cost containment requirements of significant payor sources. Our rehabilitation services include specialty programs, like pain management, coupled with traditional services, such as comprehensive rehabilitation.

       Our Pharmacy is a pharmacy employing approximately 48 individuals with its principal place of business in Lakeland, Florida. Through this segment, we provide unit-dosed medications to over 4,000 residents in 94 assisted-living facilities across central and west Florida by delivering directly to the facilities serviced. Our Pharmacy also has permits to dispense to patients in other states as a non-resident pharmacy.

       We are currently evaluating the above two businesses for growth, profitability and cash flow. Upon the completion of the evaluation, we will make a determination whether to maintain these businesses as part of the consolidated group or, if we receive an offer to purchase these businesses which is in the best interest of our shareholders, we will sell the businesses.

RISK FACTORS

RISKS RELATED TO OUR BUSINESS

WE HAVE A HISTORY OF LOSSES AND A SUBSTANTIAL ACCUMULATED DEFICIT AND WE MAY NEVER REACH PROFITABILITY

       To date, we have been unable to generate revenue sufficient to be profitable on a consistent basis. Consequently, we have sustained substantial losses. Net losses for the years ended December 31, 2001, 2000 and 1999 were $44,916,000, $28,698,000 and $10,808,000, respectively. Our accumulated deficits as of December 31, 2001 and 2000 were $112,066,000 and $67,150,000, respectively. Our products and services may never achieve the commercial acceptance necessary to achieve the level of revenues needed to be profitable in the future or, if profitability is achieved, that it will be sustained.

WE WILL NEED TO OBTAIN ADDITIONAL FINANCING AND WE CANNOT BE CERTAIN THAT ADDITIONAL FINANCING WILL BE AVAILABLE WHEN NEEDED OR ON TERMS FAVORABLE TO US OR OUR STOCKHOLDERS

       Our future capital requirements will depend on many factors, including but not limited to:

       -       the market acceptance of the CyberCare System;
       - the levels of promotion and marketing required to attain a competitive position in the marketplace;
       - the extent to which we invest in new technology and improvements of existing technology; and
       - the response of competitors to our introduction of the CyberCare System and other new products and services.

       To the extent that funds generated through the exercise of stock options and warrants, sale of common shares under our private equity line agreement with Strategic Investment Management, S.A., together with existing resources, are insufficient to fund our activities over the short and long term, we will need to raise additional funds through equity or debt financing or from other sources. The sale of additional equity or convertible debt may result in additional dilution to our stockholders. To the extent that we rely upon debt financing, we will incur the obligation to repay the funds borrowed with interest and may become subject to covenants and restrictions that restrict operating flexibility. Failure to obtain necessary financing could have a material adverse effect on our business, financial condition or results of operations.

WE MAY NOT BE ABLE TO PROTECT PATENTS AND PROPRIETARY TECHNOLOGY, WHICH COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS

       Our ability to compete effectively in the tele-health industry will depend on our success in developing and marketing our products and services and/or acquiring other suitable businesses and protecting our proprietary technology both in the United States and abroad. We currently have a license for certain patents and have several patents pending. We intend to file additional patent applications that we deem to be economically beneficial. If we are not successful in obtaining and defending patents or demonstrating that our technology is proprietary, we will have limited protection against those who might copy our technology. We may incur substantial costs in defending any patent or license infringement suits or in asserting any patent or license rights, including those granted by third parties. The expenditure involved in asserting, obtaining or defending these intellectual property rights may be more than we can afford.

       Although we have and will continue to enter into confidentiality, covenant not to compete and invention agreements with our employees, consultants, partners and acquisition targets, such agreements may not be honored or they may not be able to adequately protect our rights to our non-patented trade secrets and know-how.

THIRD PARTIES MAY CLAIM THAT WE HAVE BREACHED THEIR INTELLECTUAL PROPERTY RIGHTS, WHICH COULD RESULT IN SIGNIFICANT ADDITIONAL COSTS OR PREVENT US FROM PROVIDING ALL OF OUR SERVICES

       Certain products, which are components of the CyberCare System, were the subject of a patent infringement complaint filed March 2, 2001 by the Cybernet Systems Corporation ("Cybernet") in the United States District Court for the Eastern District of Michigan. The complaint alleged that at least our EHC 600 Provider Units, EHC 500 and EHC 400 Patient Units, and EHC 200 Videoconferencing Unit infringed Cybernet's U.S. Patent No. 6,050,940, issued April 18, 2000, for "General-Purpose Medical Instrumentation". The complaint was never served on us and the lawsuit was dismissed by court order on July 5, 2001 based on the plaintiff's failure to prosecute the case. Had the lawsuit been pursued, we strongly believe we have good and valid defenses to Cybernet's charges of infringement, including, but not limited to, that each of the accused products do not infringe any of the Cybernet patent claims. We are not aware of other claims or threats of claims regarding patent infringement or alleged infringement.

       Third parties may bring claims of copyright or trademark infringement, patent infringement or misappropriation of creative ideas or formats against us with respect to content that we distribute or our technology or marketing techniques and terminology. Claims of this kind, even if without merit, could be time-consuming to defend, result in costly litigation, divert management attention, require us to enter into costly royalty or licensing arrangements or prevent us from distributing certain content or utilizing important technologies, ideas or formats.

       Defending and prosecuting intellectual property suits, interference proceedings and related legal and administrative proceedings are costly, time-consuming and divert the attention of technical and management personnel. Litigation may be necessary to enforce our patents or defend our patent rights, to protect our trade secrets or know-how or to determine the enforceability, scope and validity of the proprietary rights of others. If the outcome of any such litigation or interference proceedings is adverse to us, it could subject us to significant liabilities to third parties or require us to license disputed rights from third parties or cease using such technology, which would have a material adverse effect on our business, financial condition, results of operations and future growth prospects. Patent and intellectual property disputes in the medical device area have often been settled through licensing or similar arrangements, which can include ongoing royalties. We may not obtain the necessary licenses on satisfactory terms, if at all.

CHANGES IN PAYMENT FOR MEDICAL SERVICES COULD HARM OUR BUSINESS

       We believe that trends in cost containment in the health care industry will continue to result in a reduction in per-patient revenues which may impact our health services segments. The federal government has implemented, through the Medicare program, a payment methodology for physician services. This methodology is a fee schedule that, except for certain geographical and other adjustments, pays similarly situated physicians the same amount for the same services. The schedule is adjusted each year and is subject to increases or decreases at the discretion of Congress. Reduced operating margins may not be recouped by us through cost reductions, increased volume, introduction of additional procedures or otherwise. Rates paid by non-governmental insurers, including those that provide Medicare supplemental insurance, are based on established physician, ambulatory surgery center and hospital charges, and are generally higher than Medicare payment rates. A change in the makeup of the patients that we serve that results in a decrease in patients covered by private insurance or a shift in private pay payment structures could adversely affect our business, financial condition or results of operations.

CERTAIN PAYMENTS TO OUR PT&R SUBSIDIARY HAVE BEEN HELD IN ESCROW

       Our Physical Therapy and Rehabilitation subsidiary ("PT&R") received a letter from the Center for Medicare and Medicaid Services ("CMS") and is intermediary in April 2001 notifying it of the suspension of Medicare payments. CMS alleged that certain patient complaints, which constituted less than 1% of PT&R's Medicare patients, and other alleged regulatory non-compliance, justified the payment suspension. During the suspension, the Medicare program continued to process PT&R's claims, but held payment in escrow. In August 2001, the suspension was lifted and payment for processed claims was released, although approximately $1,114,548 remains held in escrow, pending further review. The Company has learned that CMS has completed its review and a formal determination is expected shortly, which is anticipated to include a release of the escrowed amount as offset by an amount for denied claims. The denied claims may be appealed through the CMS administrative appeal process. As of December 31, 2001, the Company has recorded an allowance for uncollectible accounts in the amount of $500,000 against the balance being held.

WE ARE THE SUBJECT OF SECURITIES CLASS ACTION LITIGATION

       We are currently the subject of a consolidated class action lawsuit against us and certain of our executive officers alleging violations of federal securities laws. The action seeks unspecified damages and costs. Securities litigation could result in substantial costs to us and could divert management's attention and resources away from our operations and development. Although we have insurance coverage for this consolidated action which we believe will be adequate to cover defense costs, an exception or exclusion to coverage may apply or such coverage may not in fact cover all defense costs. We believe that we have meritorious defenses to these suits, but we may not prevail in this litigation. Since this consolidated action is in the early stages, we cannot predict the outcome of this litigation or determine the full potential impact it may have on our liquidity or financial condition. We, and our executives, believe the claims made in the complaint lack merit.

       We are engaged, as disclosed herein, in other ongoing litigation. We are unable to estimate the financial impact on the Company's financial statements of other ongoing litigation.

WE HAVE LIMITED EXPERIENCE CONDUCTING OPERATIONS INTERNATIONALLY, WHICH MAY MAKE OVERSEAS EXPANSION MORE DIFFICULT AND COSTLY

       We have begun the process of initiating business network operations in several foreign countries. We are subject to differing laws, regulations and business cultures which may adversely impact our business. We may also be exposed to economic and political instability and international unrest. Although we have and will continue to enter into agreements with our partners and customers that attempt to minimize these risks, such agreements may not be honored or we may not be able to adequately protect our interests.

       We plan to expand our international operations in the future. There are many barriers and risks to competing successfully in the international marketplace, including:

       -       Costs of customizing products for foreign countries;
       -       Foreign currency risks;
       -       Dependence on local vendors;
       - Compliance with multiple, conflicting and changing laws, and regulations and policies;
       -       Longer sales cycles;
       -       Import and export restrictions and tariffs.

       As a result of these competitive barriers to entry and risks, we may not be able to successfully market, sell and deliver our products and services in international markets.

       We may engage in hedging transactions in the future to manage or reduce our foreign exchange risk. However, our attempts to manage our foreign currency exchange risk may not be successful and, as a result, our net earnings could be negatively affected by any unfavorable fluctuations in foreign currency exchange rates.

       Our foreign operations could also be subject to unexpected changes in regulatory requirements, tariffs, and other market barriers and political and economic instability in the countries where we operate. Due to our foreign operations, we could be subject to such factors in the future and the impact of any such events that may occur in the future could subject us to additional costs or loss of sales, which could negatively affect our operating results.

THE NATURE OF OUR BUSINESS EXPOSES US TO PROFESSIONAL AND PRODUCT LIABILITY CLAIMS, WHICH COULD MATERIALLY ADVERSELY IMPACT OUR OPERATIONS

       Our business and technology exposes us to potential professional and product liability risks which are inherent to such business and products, including the risks associated with providing tele-health and disease management products and services through a virtual private network which is reliant upon telecommunications pipelines and connections provided by third parties which may, from time to time, experience interruption of service. We carry reasonably adequate insurance to protect against professional and product liability, including errors and omissions in our technology and software design, unauthorized access to our network and loss or interruption of service or system functions, which could materially adversely impact our business and operations.

WE MAY LOSE REVENUE OR INCUR ADDITIONAL COSTS BECAUSE OF SYSTEM FAILURE

       Any system failure that causes interruptions in our operations may have an adverse effect on our business, financial condition or results of operations. Our services are dependent on our own and other companies' abilities to successfully integrate technologies and equipment. In connecting with other companies' equipment we take the risk of not being able to provide service due to telecommunications failure. There is also the risk that our equipment may malfunction or that we could make an error, which may negatively affect our customers' service. Our hardware and other equipment may also suffer damage from natural disasters and other catastrophic events, such as loss of power and telecommunications failures. We have taken a number of steps to prevent our service from being affected by natural disasters, including development of redundant systems. Nevertheless, such steps and redundancies may not prevent our system from becoming disabled in the event of a hurricane, power outage or otherwise. The failure of our system resulting from the effects of a natural or man-made disaster could have an adverse effect on our relationship with our customers and our business, financial condition and results of operations.

THE LOSS OF CERTAIN MEMBERS OF OUR MANAGEMENT TEAM COULD MATERIALLY ADVERSELY AFFECT US

       We are dependent, to a significant extent, on the continued efforts and abilities of members of our management team, the majority of which have employment contracts. The Company is the owner of $1,000,000 key man life insurance policies on the lives of our President and Executive Vice President. We have had a high degree of success attracting key personnel. Currently, we are not aware of any key personnel who plan to retire or leave the Company in the near future. Our former Chairman and CEO, Michael F. Morrell and former Corporate Secretary, Linda Moore resigned in February 2002. If we were to lose the services of any of our key employees without obtaining qualified replacements, our business could be materially adversely affected.

       We believe that our success will also depend upon our ability to hire, train and retain other highly skilled personnel. We compete in a new market and there are a limited number of people with skills necessary to provide the services our clients demand. Competition for quality personnel is intense. We cannot be sure that we will be successful in hiring, assimilating or retaining the necessary personnel, and our failure to do so could affect our business, financial condition and results of operations.

WE COMPETE WITH A NUMBER OF ESTABLISHED COMPANIES, SOME OF WHICH HAVE SIGNIFICANTLY GREATER FINANCIAL, TECHNOLOGICAL AND MARKETING RESOURCES THAN WE DO, AND WE MAY NOT BE ABLE TO COMPETE EFFECTIVELY WITH THESE COMPANIES

       The tele-health solutions business is relatively new and evolving. We compete with companies in the tele-health and monitoring business and from other industries. The health care industry in general and the market for medical ancillary services specifically are highly competitive. We compete with ancillary services companies that are larger and have greater financial resources than we do. We face competition from companies that provide tele-health solutions, most of which are in the early stages of development.

       We believe that we compete effectively by providing superior technology and tele-health solutions and more personalized care to the patients and customers we serve. We believe the primary competitors for EHC products are small, privately-held companies, none of which have established a major market position as of this time. Some larger companies, such as Panasonic and Agilent, have also recently announced initiatives in this market. Key differentiating factors between us and our competitors in this segment lie primarily in our tele-health solutions architecture that utilizes our patented technology and our developed software applications.

RISKS RELATED TO OUR INDUSTRY

WE CANNOT GUARANTEE YOU THAT OUR PRODUCTS WILL BE FULLY DEVELOPED OR ACCEPTED BY THE HEALTH CARE INDUSTRY

       Payors, physicians, medical providers or the medical community in general may not accept and utilize our products and services. The extent, and the rate at which, our products achieve market acceptance and penetration will depend on many variables, including the establishment and demonstration in the medical insurance and payor communities of the clinical safety, efficacy and cost-effectiveness of our products and services, the advantage of these products over existing technology, third-party reimbursement practices and our manufacturing, quality control, marketing and sales efforts. There can be no assurance that similar risks will not confront any other products and services we develop in the future. Failure of our products and services to gain market acceptance would have a material adverse effect on our business, financial condition, and results of operations.

WE ARE SUBJECT TO A SIGNIFICANT NUMBER OF HEALTH CARE INDUSTRY REGULATIONS AND RELATED REGULATIONS, THE FAILURE TO COMPLY WITH, COULD MATERIALLY ADVERSELY AFFECT OUR OPERATIONS

       We are subject to substantial potential liability resulting from a variety of possible causes, including violation of numerous health care laws, malpractice and product liability. Many of the health care laws to which we are subject are broad in scope and difficult to interpret. If any actions or lawsuits are brought against us in the future, such actions or lawsuits could have a materially adverse effect on us. Violations of the state and federal anti-kick back or self-referral laws and regulations could result in substantial civil and/or criminal penalties and/or administrative sanctions for the individuals or entities, including exclusion from participation in the Medicare and Medicaid programs, as well as the suspension or revocation of professional licensure. Such sanctions, if applied to us or any of our employees, could result in significant loss of reimbursement and could have a material adverse effect on us.

       We attempt to minimize our potential liability through implementation of and adherence to compliance policies and procedures, effective supervision and personnel recruitment procedures. We also carry a variety of insurance policies including policies insuring against certain negligent acts. Insurance policies may not adequately cover our losses resulting from such potential liability and we may be unable to continue to qualify for, or be able to afford or obtain such insurance in the future.

       The Health Insurance Portability and Accountability Act of 1996 ("HIPAA"), among other things, mandates administrative simplification of electronic data interchanges of health information, including standardizing transactions, establishing uniform health care provider, payer and employer identifiers and seeking protections for confidentiality and security of patient data. Final regulations governing healthcare transaction security were published in the August 17, 2000 FEDERAL REGISTER, and will become effective for most entities in or after October 2002. Final regulations governing privacy and confidentiality of individually identifiable health information were published in the December 20, 2000 FEDERAL REGISTER, and will become effective for most entities in or after February 2003. Many of the provisions of HIPAA do not directly apply to our technology business since it is not included in the types of entities to which HIPAA applies. However, because we may be considered a business associate of a covered entity, and because the implementation of our EHC-TM- system for our customers necessitates that we have interaction with patient users of the system, we will nonetheless have to comply with certain aspects of the HIPAA regulations in order to assure compliance by our customers. HIPAA also applies to our physical therapy and rehabilitation segment, as well as our pharmacy segment. We are proceeding to assess where our current systems diverge from HIPAA's privacy and security requirements and to implement protocols and procedures that will bring such systems and areas into compliance before the deadlines identified in the final regulations. We are unable at this time to assess the cost of implementation of the administrative simplification requirements of HIPAA that are applicable to our business.

RISK FACTORS ASSOCIATED WITH CONTRACTS AND SUB-CONTRACTS WITH THE U.S.
GOVERNMENT

       It is our goal to introduce the CyberCare System for use by agencies or authorities of the federal and state governments (such as the U.S. Veterans Administration, Medicare, Medicaid, TRICARE, or other federally or state funded health care programs) and we are currently engaged in the administration of pilot programs for our CyberCare System with certain of these agencies and authorities. Accordingly, a portion of our revenue may be derived from contracts or subcontracts funded by the U.S. government or other state or local governments. Therefore, our financial performance may be adversely affected by changing government (federal, state or local) procurement practices and policies as well as declines in government spending and funding. The factors that could have a material adverse effect on our ability to win new contracts with the federal, state or local governments, or retain existing contracts, include the following: budgetary constraints; changes in government funding levels, programs, policies or requirements; technological developments; the adoption of new laws or regulations; and general economic conditions.

NEW LEGISLATIVE DEVELOPMENTS COULD RESULT IN FINANCIAL HARDSHIP

       Legislation regarding health care reform may be introduced in the future by Congress or state legislatures. Any such reforms at the federal or state level could significantly alter patient-provider relationships. State and federal agency rule-making addressing these issues is also expected. No predictions can be made as to whether future health care reform legislation, similar legislation or rule-making will be enacted or, if enacted, its effect on us. Any federal or state legislation prohibiting investment interests in, or contracting with, us by physicians or health care providers for which there is no statutory exception or safe harbor would have a material adverse effect on our business, financial condition and results of operations.

RISKS RELATED TO OUR STOCK

SUBSTANTIALLY ALL OF OUR SHARES ARE ELIGIBLE FOR RESALE, WHICH MAY HAVE A DEPRESSIVE EFFECT ON THE MARKET PRICE OF OUR COMMON STOCK

       As of December 31, 2001, we had 67,827,992 shares of Common Stock outstanding, of which substantially all can be sold under an effective registration statement or under Rule 144. Under Rule 144, a person who has held restricted securities for a period of one year may sell a limited number of shares to the public in ordinary brokerage transactions. Sales under Rule 144 may have a depressive effect on the market price of our Common Stock due to the potential increased number of publicly held securities. The timing and amount of sales of Common Stock that are currently eligible to be resold pursuant to Rule 144 could have a depressive effect on the future market price of our Common Stock.

THE ISSUANCE OF SHARES OF COMMON STOCK UNDER A PRIVATE EQUITY LINE AGREEMENT WILL BE DILUTIVE TO OUR EXISTING STOCKHOLDERS

       Pursuant to the terms of a private equity line agreement, we may issue up to $30,000,000 of shares of our Common Stock to Strategic Investment Management, S.A. at a price equal to approximately 85% of the market price of the Common Stock. By raising additional funds and issuing additional common shares under the private equity line, our stockholders may experience dilution and various investors engaging in short selling activities might also affect the market price of our common shares. As a result of a decrease in our common stock price, we could face de-listing, a damaged capital structure and a reduction in the availability of additional financing.

       The Company has the ability to draw down funds from the private equity line subject to the terms and conditions of the equity line agreement. The amount that the Company will be able to draw down is dependent on the Company's stock price and volume. If the stock price decreases, this will require the Company to issue more shares (and vice versa) and if the trading volume decreases, then the amount of shares to be put will be minimized, thus limiting the amount of funding (and vice versa).

       Due to our current stock price, the NASDAQ Stock Market Inc. ("Nasdaq") has notified us that on February 20, 2002, the price of our common stock had closed for the previous consecutive 30 days below the minimum $1.00 per share requirement under its Marketplace Rules. Consequently, the Company has until May 21, 2002 to regain compliance. The Company is currently evaluating all possible actions.

       If the Company is unable to maintain its current listing or move to an alternative exchange, we will not be able to "Put" any additional shares under the Private Equity Line. In addition, even if we are able to maintain our listing and based upon the current stock price, the Company may not be willing to "Put" any additional shares.

THE EXERCISE OF OPTIONS AND WARRANTS WILL BE DILUTIVE TO OUR EXISTING
STOCKHOLDERS

       As of December 31, 2001, we had outstanding warrants and options to purchase a total of 23,602,370 shares of our Common Stock at prices ranging from between $0.50 and $31.50 per share, 16,708,369 shares of which are fully vested. We are also authorized to issue up to an additional 6,103,000 options without shareholder approval under our existing stock option plans.

THE NUMBER OF SHARES OF COMMON STOCK ISSUABLE UPON CONVERSION OF OUR SUBORDINATED DEBENTURES COULD NEGATIVELY EFFECT THE MARKET PRICE FOR OUR COMMON STOCK

       We have outstanding subordinated debentures which are convertible into Common Stock at the holders' option at a conversion price equal to 90% of the average closing price for the 20 days trading prior to the date of the conversion notice, but no less than $3.25 per share.

       Because the conversion price is not fixed the ultimate number of shares of Common Stock issueable if the holders elect to convert the $10,000,000 principal amount of the Subordinated Debentures is unknown at this time. Based upon an average market price of $3.25 per share (which is the minimum conversion price and above the 20 day trading price), we would be obligated to issue 3,076,923 shares on conversion if all $10 million of the Subordinated Debentures were converted.

WE MAY ISSUE ADDITIONAL SHARES AND DILUTE YOUR OWNERSHIP PERCENTAGE

       Some events over which you have no control could result in the issuance of additional shares of our Common Stock or Preferred Stock, which would dilute your ownership percentage in the Company. We may issue additional shares of Common Stock or Preferred Stock:

       -       to raise additional capital or finance acquisitions;
       - upon the exercise or conversion of outstanding options and warrants;
       - upon the sale of shares of Common Stock pursuant to the Private Equity Line Agreement;
       - as interest payments for and/or upon conversion of certain Subordinated Debentures that have been issued; and/or
       -       in lieu of cash payment of dividends or for services rendered.

YOUR PERCENTAGE OF OWNERSHIP AND VOTING POWER AND THE PRICE OF OUR COMMON STOCK MAY DECREASE BECAUSE WE HAVE ISSUED, AND IN THE FUTURE MAY ISSUE, A SUBSTANTIAL NUMBER OF SHARES OF COMMON STOCK OR SECURITIES CONVERTIBLE INTO OR EXERCISABLE FOR OUR COMMON STOCK

       We have the authority to issue up to 200,000,000 shares of our Common Stock and 20,000,000 shares of our Preferred Stock without stockholder approval. We may also issue options and warrants to purchase shares of our Common Stock. Future issuances could be at values substantially below the price paid for our Common Stock by current stockholders. We may conduct additional future offerings of our Common Stock, Preferred Stock, or other securities with rights to convert the securities into shares of our Common Stock which may result in a decrease in the value or market price of our Common Stock. Further, the issuance of Preferred Stock could have the effect of delaying, deferring or preventing a change of ownership without further vote or action by our stockholders and may adversely affect the voting and other rights of the holders of Common Stock.

WE ANTICIPATE VOLATILITY IN OUR STOCK PRICE

       The market price for securities in our industry historically has been highly volatile. From January 1, 2000 through March 13, 2002, the price of our Common Stock has fluctuated between $39.75 and $0.20 per share. The price of our Common Stock may be subject to fluctuations in response to:

       -       quarter to quarter variations in operating results;
       -       vendor additions or cancellations;
       -       creation or elimination of funding opportunities;
       -       favorable or unfavorable coverage by securities analysts;
       -       the availability of products, technology and services; and
       -       other events or factors, many of which are beyond our control.

       These broad market and industry factors may cause the price of our Common Stock to decline, regardless of our actual operating performance.

CAUTIONARY STATEMENT ABOUT FORWARD-LOOKING INFORMATION

       This Annual Report on Form 10-K and other materials we have filed or may file with the Securities and Exchange Commission, as well as information included in oral statements or other written statements made, or to be made, by us, contain, or may contain disclosures which are "forward-looking statements".

       This Annual Report on Form 10-K contains forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "could," "may," "will," "believes," "anticipates," "plans," "expects," "projects," "estimates," "intends," "continues," "seeks," "predicts," "expectations," variations of such words and similar expressions are intended to identify forward-looking statements. These forward-looking statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions ("Future Factors") that are difficult to predict. As a result, because these statements are based on expectations as to future performance and events and are not statements of fact, actual events or results may differ materially from those expressed or forecast in such forward-looking statements. Factors that might cause the Company's actual results to differ materially from those indicated by such forward-looking statements include, without limitation, those discussed in our filings with the Securities and Exchange Commission, including but not limited to our most recent proxy statement and "Risk Factors" in our most recent Form S-3, as well as Future Factors that may have the effect of reducing our available operating income and cash balances.

       Future Factors include risks associated with the uncertainty of future financial results; government approval processes; changes in the regulation of the healthcare and technology industries at either the federal or state levels; changes in reimbursement for services by government or private payors; competitive pressures in the healthcare and technology industries and the Company's response thereto; delays or inefficiencies in the introduction, acceptance or effectiveness of new products; the impact of competitive products or pricing; the Company's relationships with customers and partners; cash expenditures related to possible future acquisitions and expansions; on-going capital expenditures; the Company's ability to obtain capital on favorable terms and conditions; increasing prices of products and services; U.S. and non-U.S. competitors, including new entrants; rapid technological developments and changes and the Company's ability to continue to introduce competitive new products and services on a timely, cost-effective basis; the mix of products and services; the availability of manufacturing capacity, components and materials; the ability to recruit and retain talent; the achievement of lower costs and expenses; credit concerns in the emerging service provider market; customer demand for the Company's products and services; U.S. and non-U.S. government and public policy changes that may affect the level of new investments and purchases made by customers; changes in U.S. and non-U.S. governmental regulations; protection and validity of patent and other intellectual property rights; reliance on large customers and significant suppliers; the ability to supply customer financing; technological implementation; and cost/financial risks in the use of large, multiyear contracts; the Company's credit ratings; the outcome of pending and future litigation; continued availability of financing, financial instruments and financial resources in the amounts, at the times and on the terms required to support the Company's future business; general industry and market conditions and growth rates; and general U.S. and non-U.S. economic conditions, including interest rate and currency exchange rate fluctuations.

       You are cautioned not to unduly rely on such forward-looking statements when evaluating the information presented herein. These statements should be considered only after carefully reading this entire Form 10-K and the documents incorporated herein by reference.

RESEARCH AND DEVELOPMENT

       Research and development ("R&D") costs are expensed as incurred. Through December 31, 2001, the Company's continuing R&D groups of related projects (the "Projects") focused on developing the family of Electronic HouseCall -Registered Trademark- products and services. Specifically during 2001, the Company expanded the number of EHC Units (as previously discussed) that operate using a POTS-based environment or through the use of broadband communication environment capabilities. The Company manages its spending on the entire product line as a single project and captures neither costs incurred to date nor estimated completion costs by individual EHC Unit or specific software functionality.

       Due to the uncertainties associated with the ultimate design specifications that will be required in order for the medical community to accept and efficiently utilize our products and services, Company management is unable to estimate the completion cost for the Projects.

       Current Projects primarily involve the development of a group of related hardware and software projects that are intended to result in new additions to the Electronic HouseCall -Registered Trademark- family of products. This includes more compact and portable tele-health monitoring Units and enhanced software to allow these Units to seamlessly integrate with the existing CyberCare System product and services portfolio. These projects are also intended to result in the design of the final working models. These projects are grouped into one overall project since each of the new product and service offerings must integrate with the entire EHC family of products and services to ensure integrated, cost effective health care monitoring.

       During 2001, 2000 and 1999, the Company incurred R&D expenses of approximately $13,128,000, $9,312,000 and $349,000, respectively. During 2000, the Company hired 33 full-time employees and consultants engaged in R&D activities and also engaged several outside contractors and a major software company to accelerate software development initiatives. In addition to salaries, employee benefits and contractor fees, research, development and engineering expenses also include leased building costs, utilities, supplies and R&D equipment costs.

       Most of the Company's products and services are developed internally. Internal development allows the Company to maintain close technical control over products and services in terms of design specifications and modifications based on customer needs, and allows the Company to create a family of products that provides natural migration paths for customers as their business needs change. The tele-health industry is characterized by extremely rapid changes in technology, which require continuous expenditure on product research and development to create new, more mobile and flexible products and services. The Company believes that the timely, cost-effective development of new products and services is essential to maintain its competitive position in the marketplace.

SALES AND MARKETING

       We market each of our services through various methods, including cross marketing, customer and physician referrals, reputation in the community, and third parties.

TECHNOLOGY SEGMENT

       Using our direct sales force, we intend to market our EHC-TM- system in various ways to payors and providers, including, but not limited to, state Medicaid agencies, Veterans Administration, indigent care organizations, the military, major self-insured employers, insurance organizations, and major managed care organizations. We also will form joint ventures and strategic alliances with companies that have market capabilities with potential customers and geographic markets identified, domestically and worldwide.

PHYSICAL THERAPY AND REHABILITATION SERVICES SEGMENT

       We rely upon community reputation, customer referral, and medical resource referrals and payor sources. We identify market areas to expand in and open new clinics based on our experience and market demographics.

PHARMACY SERVICES SEGMENT

       We have targeted our marketing efforts to accelerate sales by expanding existing customer relationships and targeting certain assisted-living facilities ("ALFs"). As the population ages and expands and many of these older individuals relocate to areas we serve, the market for pharmaceuticals to ALFs increases. Currently, we have concentrated on ALFs located in central and west Florida and on developing our customer base through direct mail marketing.

EMPLOYEES

       As of March 31, 2002, we employed approximately 269 persons, of which approximately 216 are full-time. Our ability to provide our services is dependent upon our ability to recruit, hire and retain qualified technical and management personnel. To date, we have been able to recruit and retain sufficient qualified personnel. None of our employees are represented by a labor union. We have not experienced any work stoppages and consider our relations with our employees to be good.

COMPETITION

TECHNOLOGY SEGMENT

       Our tele-health solutions business is part of a relatively new and evolving industry. Competition comes from companies in the tele-health and recorded monitoring business and from other industries. The healthcare industry in general and the market for medical ancillary services is highly competitive. We compete with ancillary services companies that are larger in size and have access to considerably greater financial resources than we do. Competition in the tele-health technology business is in the early stages. We believe that we compete by providing better technology and tele-health solutions and more personalized care to the patients and customers we serve.

       Tele-health solutions are continually evolving in response to the health care industry's needs and desires, and as new applications for technology are proven. The availability of connectivity options is also broadening as many applications can now be supported by plain old telephones to broadband.

       Much of the current innovation in tele-health technology consists of incremental improvements in existing technologies with lighter products, smaller components, and connectivity options. However, innovations in medical technology require contributions from many fields of science thus lending itself to a complex, resource intensive process (labor, time, knowledge and money). Many of our competitors have not been able to withstand this resource intensive process. Those that have remained have been able to do so because of significant financial resources.

       Much of the current competition in our targeted markets is focused on a single product or solution rather than offering choices based on the needs and resources readily available to the provider, organization and population they serve. There are few players with national and international name recognition in this marketplace, such as Panasonic and Phillips/Agilent, of these, price and market focus shift have been barriers in their gaining any substantial market share. While there are a number of small, privately held companies in the market, only a few (HomeMed and American Telecare) have managed to obtain any significant share of the market.

       We have positioned ourself to meet a wide variety of needs for varying health care delivery systems, including interactive video applications using POTS or broadband that operates on a secure network or point to point, capturing and forwarding physiological vital signs (heart rate, blood pressure, weight) with a small non-obtrusive device that automatically transmits the data to the CyberCare network. Web-based access to patient data is also offered which affords providers access to critical clinical data anywhere they can log onto the Internet. The flexibility of choice in integrated and component-based devices, married with connectivity and software options offered by us, paves the way for cost-effective scalable solutions to meet both organizations and communities' needs today and in the future.

PHYSICAL THERAPY AND REHABILITATION SERVICES SEGMENT

       In the physical therapy and rehabilitation industry there are thousands of treatment centers, organizations, clinics and facilities many of which are larger in size than we are and which have access to considerably greater financial resources than we do.

PHARMACY SERVICES SEGMENT

       Our pharmacy business competes directly with many companies for the sale and delivery of prescription drugs to individuals living in ALFs. There are numerous competitors larger than us that have access to considerably greater financial resources. We rely on reputation and service to market our services.

GOVERNMENT REGULATION

       The Health Insurance Portability and Accountability Act of 1996 ("HIPAA"), among other things, mandates administrative simplification of electronic data interchanges of health information, including standardizing transactions, establishing uniform health care provider, payer and employer identifiers and seeking protections for confidentiality and security of patient data. Final regulations governing healthcare transaction security were published in the August 17, 2000 FEDERAL REGISTER, and will become effective for most entities in or after October 2002. Final regulations governing privacy and confidentiality of individually identifiable health information were published in the December 20, 2000 FEDERAL REGISTER, and will become effective for most entities in or after February 2003. Many of the provisions of HIPAA do not directly apply to our technology business since it is not included in the types of entities to which HIPAA applies. However, because we may be considered a business associate of a covered entity, and because the implementation of our EHC-TM-system for our customers necessitates that we have interaction with patient users of the system, we will nonetheless have to comply with certain aspects of the HIPAA regulations in order to assure compliance by our customers. HIPAA also applies to our physical therapy and rehabilitation service segment, as well as our pharmacy segment. We are proceeding to assess where our current systems diverge from HIPAA's privacy and security requirements and to implement protocols and procedures that will bring such systems and areas into compliance before the deadlines identified in the final regulations. We are unable at this time to assess the cost of implementation of the administrative simplification requirements of HIPAA that are applicable to our business.

TECHNOLOGY SEGMENT

       Our Electronic HouseCall-Registered Trademark- products are also subject to regulation by the FDA in the United States and by comparable bodies in other countries. Necessary FDA clearance has been received for all current models of the EHC and for peripheral devices. Filings will be made in other countries as needed.

       As a governmental contractor, the Company is required to be in compliance with various government regulations such as procurement, labor and employment laws and regulations. To our knowledge, and other than what we have described herein and other than occupational health and safety laws and labor laws which are generally applicable to most companies, our products are not subject to governmental regulation by any federal, state or local agencies that would affect the manufacture, sale or use of our products. We cannot, of course, predict what sort of regulations of this type may be imposed in the future, but we do not anticipate any unusual difficulties in complying with governmental regulations which may be adopted in the future.

       In the event that we are found to be out of compliance with these regulations, we could be delayed from obtaining a contract or disbarred or disqualified from becoming a government contractor. Further, there could be certain fines or penalties associated with noncompliance with these or other regulations. Any of these events will have adverse financial consequences.

PHYSICIAL THERAPY AND REHABILITATION SERVICES SEGMENT

       Our physical therapy and rehabilitation business is subject to extensive federal and state regulations related to fee limitations, quality control requirements and accounting and cost tracking requirements. These operations are subject to periodic review and inspection of facilities, patient records and billing policies which, if the applicable regulatory agency finds deficiencies, may result in reduction or stoppage of reimbursements and/or fines and penalties. Additionally, these operations are subject to severe restrictions relative to referrals from and compensation to physicians as provided by the Federal "Stark" Laws and Florida Self-Referral Laws, as well as state and federal "anti-kickback" laws and regulations. Violations of any of these rules can result in penalties and fines and in some cases criminal sanctions.

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

       In December 2000, the Company relocated its corporate office and consolidated certain subsidiaries' locations to a facility in Boynton Beach, Florida. The Company leases approximately 30,000 square feet at an average monthly net rental of $31,459 over the term of the lease. The lease expires in April 2006. In December 2001, the Company subleased approximately 9,100 square feet through April 2006. The monthly payment for the first two years of the sublease is $11,416 per month with increases for the last two years.

       Our Technology segment leased approximately 9,700 square feet of office space in Roswell, Georgia. The lease was for five years and the monthly rental was approximately $10,400. In February 2001, CyberCare moved to a new facility located in Norcross, Georgia leasing approximately 12,500 square feet at an average monthly net rental of $13,428 with annual increases. The lease expires in January 2006. The lease on the Roswell, Georgia space has been assumed by a third party.

       Our physical therapy and rehabilitation services segment leases approximately 49,000 square feet of space for its 44 rehabilitation centers located throughout Florida for a total monthly rental of approximately $100,000. The leases expire periodically through November 2006.

       Our pharmacy services segment leases 14,600 square feet of office and warehouse space in Lakeland, Florida. The lease term is for five years with an option to renew for an additional five years and monthly net rental cost for such space is approximately $5,250. The lease expires in July 2004.

ITEM 3. LEGAL PROCEEDINGS

       The Company is engaged in litigation with various parties regarding matters of dispute that have arisen in the normal course of business, the outcome of which the Company cannot predict at this time. In these cases where a material amount is in dispute and in which either insurance is not available or where an insurer asserts a defense, the Company believes it has the benefit of insurance coverage, although there is no assurance that with respect to any particular dispute for which insurance coverage may be applicable the insurer will not assert that a defense or exemption to coverage applies or that the amount of coverage will be sufficient. In those cases where a material amount is in dispute and in which either insurance is not available or where an insurer asserts a defense or exemption to coverage, the Company cannot presently estimate the liability, or predict the impact, if any, that any such litigation may have on the Company's liquidity or financial condition. The Company anticipates that there will not be a material impact on its financial condition or results of operations from the outcomes of these legal actions, except as discussed in the following paragraphs.

       The Company has previously disclosed the 14 purported class action lawsuits that were filed against CyberCare and certain of its executive officers alleging violations of federal securities laws. These lawsuits were consolidated into a single class action lawsuit by the United States District Court for the Southern District of Florida on November 4, 2000. The Consolidated Amended Complaint ("Complaint") principally alleges that the Company and certain of its officers and directors made misrepresentations or omissions regarding the development and future sales forecasts of its Electronic HouseCall-Registered Trademark- system products and revenues of its pharmacy division. The Complaint seeks unspecified damages and costs. The Company's motion to dismiss was denied on August 20, 2001. Mediation has been ordered by the court. The Company and its management believe the Complaint lacks merit and they intend to vigorously defend against the Complaint. The Company also believes that any liability will be covered under an insurance policy. The insurer has asserted that an exclusion from coverage applied, which the Company strongly disputes. The Company and the insurer are currently involved in discussions to resolve the insurance coverage issue, but the Company cannot predict the outcome of those discussions. The Company and its management cannot predict the outcome of this litigation or the impact that the Complaint, or any other suits, claims, or investigations relating to the same subject matter, may have on the Company's liquidity or financial condition. In light of the foregoing, the Company's liability, if any, in relation to such possible claims cannot be estimated at this time.

       Our Physical Therapy and Rehabilitation subsidiary ("PT&R") received a letter from the Center for Medicare and Medicaid Services ("CMS") and its intermediary in April 2001 notifying it of the suspension of Medicare payments. CMS alleged that certain patient complaints, which constituted less than 1% of PT&R's Medicare patients, and other alleged regulatory non-compliance, justified the payment suspension. During the suspension, the Medicare program continued to process PT&R's claims, but held payment in escrow. In August 2001, the suspension was lifted and payment for processed claims was released although approximately $1,114,548 remains held in escrow, pending further review. The Company has learned that CMS has completed its review and a formal determination is expected shortly, which is anticipated to include a release of the escrowed amount as offset by an amount for denied claims. The denied claims may be appealed through the CMS administrative appeal process. As of December 31, 2001, the Company has recorded an allowance for uncollectibles in the amount of $500,000 against the balance being held.

       A complaint was filed against us on August 13, 2001, alleging that the Company breached certain obligations in connection with the removal of a registrictive legend from stock issued to the plaintiff. Mediation was held in March 2002, which resulted in settlement of the dispute. The settlement requires the Company to issue shares of common stock equal in value to $200,000 to the plaintiff, transfer of the Sleep Disorder Center (previously owned by the plaintiff) back to the plaintiff, and make a cash payment, which the Company's insurance carrier has agreed to cover, of $200,000 to the plaintiff.

       A complaint was filed against us by IMRglobal (n/k/a CGI Information Technology Services) on November 21, 2001 in the 6th Judicial Circuit in and for Pinellas County, Florida, alleging that the Company breached its obligations to make payment for software development services. The Company believes the complaint is without merit and intends to vigorously defend against the suit. The Company's liability, if any, in relation to this claim cannot be estimated at this time.

       In February 2002, an arbitration panel determined that the Company is responsible for approximately $1,200,000 in damages and attorneys' fees in connection with the Company's performance under an option agreement. From inception the Company believed there was no merit to the claim and damages, if any, were covered under an insurance policy. The insurer has asserted that an exclusion from coverage applies, which the Company strongly disputes. The Company and the insurer are currently involved in dispute resolution proceedings regarding the coverage denial. As of March 31, 2002, the arbitration award had not been issued.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       During the fourth quarter of 2001, no matter was submitted to a vote of security holders.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

       The following table sets forth the high and low reported closing bid per share of our common stock as reported on the Nasdaq National Market for the years ended December 31, 2001 and 2000 and on the Nasdaq SmallCap Market for the year ended December 31, 1999.

                                            2001                   2000                     1999
                                       HIGH        LOW        HIGH        LOW         HIGH       LOW
                                       ----        ---        ----        ---         ----       ---
     First Quarter                   $  5.75    $  2.19    $  39.75    $  8.50     $  1.63    $  0.63
     Second Quarter                     3.43       1.00       19.06       3.50        2.25       0.66
     Third Quarter                      1.87       0.69        9.72       4.25        2.72       0.75
     Fourth Quarter                     1.63       0.87        6.19       1.50       11.81       1.63

       On March 28, 2002, the last bid price of our common stock as reported on the Nasdaq National Market was $0.25. As of April 9, 2002, there were approximately 27,382 record owners of our common stock.

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

       During 2000, the Board of Directors of the Company approved a dividend to all shareholders of record on March 31, 2000 of 5% of the consideration received from the sale of the air ambulance segment (cash and common stock). As of March 31, 2002, the Company has not paid the dividend.

RECENT SALES OF UNREGISTERED SECURITIES

       None.

ITEM 6. SELECTED FINANCIAL DATA

       When reviewing the selected financial data, you should consider that in September 1999 we acquired CyberCare Technologies, Inc. in a transaction that was accounted for under the purchase method of accounting. In addition, on January 26, 2001, October 31, 2000 and August 31, 1999, we sold our physician practice, one of our rehabilitation subsidiaries, and our home infusion subsidiary, respectively. All other subsidiaries not currently owned have been accounted for as discontinued operations.

       The table that follows presents selected financial data from our consolidated financial statements. The following selected financial data should be read in conjunction with the Company's consolidated financial statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other financial information included elsewhere in this Form 10-K.

                                         (In thousands, except share and per share data)

                                                                              Year ended December 31,
                                                        2001            2000            1999            1998           1997
                                                        ----            ----            ----            ----           ----
Net sales                                           $     18,241    $     19,320    $     16,844    $      6,117    $         74
                                                    ------------    ------------    ------------    ------------    ------------

Costs and expenses:
 Cost of services                                         15,777          12,702           7,754           2,428              49
 Selling, general and administrative                      17,626          16,944           9,413           4,865           1,418
 Research and development                                 13,128           9,312             349               -               -
 Depreciation and amortization                             2,225           1,984             822             348              51
 (Gain) Loss on sale of subsidiaries                         (92)          1,323          (1,256)            264               -
 Non-recurring severance and settlement costs              2,897               -               -               -
                                                    ------------    ------------    ------------    ------------    ------------
  Total costs and expenses                                51,561          42,265          17,082           7,905           1,518
                                                    ------------    ------------    ------------    ------------    ------------

Operating loss                                           (33,320)        (22,945)           (238)         (1,788)         (1,444)
                                                    ------------    ------------    ------------    ------------    ------------
Other income (expense):
 Interest income                                           1,264           1,859              93             281             183
 Interest expense                                         (1,089)           (541)         (1,283)         (1,442)            (77)
 Amortization of beneficial conversion                      (546)           (657)         (8,572)              -               -
  feature and discount
 Write-off of investment in securities                         -          (2,425)              -               -               -
                                                    ------------    ------------    ------------    ------------    ------------
  Total other expense, net                                  (371)         (1,764)         (9,762)         (1,161)            106
                                                    ------------    ------------    ------------    ------------    ------------
Loss from continuing operations                          (33,691)        (24,709)        (10,000)         (2,949)         (1,338)
Discontinued operations:
 (Loss) Income from operations of discontinued                 -          (1,627)           (118)         (3,092)            186
  businesses
 Estimated loss on disposal of discontinued
  businesses                                             (11,225)         (2,362)           (690)         (1,510)              -
                                                    ------------    ------------    ------------    ------------    ------------

Net loss before extraordinary item                       (44,916)        (28,698)        (10,808)         (7,551)         (1,152)

Extraordinary item - gain from retirement of debt              -               -               -             170               -
                                                    ------------    ------------    ------------    ------------    ------------

Net loss                                            $    (44,916)   $    (28,698)   $    (10,808)   $     (7,381)   $     (1,152)
                                                    ============    ============    ============    ============    ============

Loss per common share - basic and diluted:
 Loss from continuing operations                    $      (0.51)   $      (0.40)   $      (0.30)   $      (0.16)   $      (0.24)
 Discontinued operations                                   (0.17)          (0.07)          (0.03)          (0.24)           0.03
 Extraordinary item                                            -               -               -            0.01               -
                                                    ------------    ------------    ------------    ------------    ------------

Net loss                                            $      (0.68)   $      (0.47)   $      (0.33)   $      (0.39)   $      (0.21)
                                                    ============    ============    ============    ============    ============

Weighted average common shares outstanding            65,670,873      61,147,042      32,882,376      18,873,992       5,476,495
                                                    ============    ============    ============    ============    ============

Consolidated Balance Sheet Data:

Cash, cash equivalents and marketable securities    $      1,066    $     16,731    $     11,759    $        422    $        862
Total assets                                              31,229          59,733          55,282          14,484          14,169
Convertible subordinated debentures                        8,076               -          15,828           3,492               -
Total stockholders' equity                                10,419          49,334          34,796          10,497          11,604

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       OVERVIEW

       CyberCare, Inc. ("CyberCare" or the "Company") is a holding company which is comprised of a healthcare software technology solutions business; a physical therapy and rehabilitation business; and a pharmacy business. The physical therapy and rehabilitation business comprises 42 clinics in the state of Florida. The pharmacy supports approximately 4,000 patients in about 94 assisted living centers in Florida and is licensed for mail order distribution across all fifty states. The technology business is intended to improve the delivery of care through its patented technology and intellectual property. Our technologies segment offerings include cost effective, patient centric, network, point to point, mobile and internet based ASP applications to create an interactive community incorporating all members of the care team in the healthcare delivery process. Utilizing patented technology for remote monitoring and real-time interactive communications, applications focus on the chronically ill, wellness management, physician oversight and wound care.

       During early 2001, the Company recognized the lack of availability for broadband communication and determined there was a need to expand its line of products to include equipment that would also function in a POTS (plain old telephone service) environment. In order to accomplish this task, the Company hired its current President and Chief Executive Officer, Joseph Forte, formerly of Eastman Kodak Company.

       With the leadership of Mr. Forte, the Company allocated significant capital, as well as personnel and other resources to the development of various new EHC products that have the capability of using POTS or broadband connections which better address the needs of the healthcare marketplace. A description of each product is included in our Business Section.

       CyberCare, Inc. reported net losses of $44,916,000, $28,698,000, and $10,808,000 or ($0.68), ($0.47), and ($0.33) per share for the years ended
December 31, 2001, 2000 and 1999, respectively. A significant portion of the 2001 results of operations includes a loss on the sale of the air ambulance business (described below) amounting to $11,028,000, and the further development, implementation and marketing of our EHC family of products which contributed $28,501,000 to the Company's loss. Included in the $28,501,000 expenditures are research and development expenses amounting to $13,128,000 for 2001 as compared to $9,312,000 and $349,000 for years ended December 31, 2000 and 1999, respectively.

       The Company's working capital decreased from $26,954,000 at December 31, 2000 to ($2,156,000) at December 31, 2001. Accordingly, the Company's available cash has been reduced to an amount that substantially limits its operations. Although the Company raised $13,700,000 in convertible and demand notes during 2001 and through March 2002, the Company is continuing to incur losses and operating cash flow deficiencies, and must obtain substantial additional capital to sustain its operations. There can be no assurances that such capital will be available to the Company on acceptable terms, or at all. In addition, the Company has made significant reductions in personnel and overhead costs, and may have to make additional reductions in the near term.

       The Company's operations are currently being funded by the issuance of convertible subordinated debentures that are being sold on an as needed basis to accredited investors. In addition, on April 12, 2002, the Company entered into an agreement with this investor group for an additional $10,000,000 -$15,000,000 of capital. Funding of this amount is contingent upon the Company achieving certain financial and operational milestones. There can be no assurances that the Company will achieve these milestones, or if not achieved, that the investor group will continue to fund the Company's working capital and operating cash flow deficiencies.

       As a result of the above, the Independent Certified Public Accountants' Report on the Company's consolidated financial statements appearing at Item 8 includes an explanatory paragraph indicating that the Company's recurring losses from operations, operating cash flow deficiencies and negative working capital raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

       The Company currently has three operating segments, the technology segment, the physical therapy and rehabilitation segment, and the pharmacy segment. During 2001, 2000 and 1999, the physical therapy and rehabilitation and pharmacy segments have provided the majority of our revenues.

       DISCONTINUED OPERATIONS

       Effective March 1, 1999, the Company acquired 100% of the outstanding common stock of Air Response North, Inc. ("Air Response") in exchange for 3,866,667, shares of common stock valued at $0.75 per share. The $1,015,000 excess of the purchase price over the fair market value of the net assets acquired was recognized as goodwill.

       Effective September 2, 2000, the Company entered into an agreement (the "ARMT Agreement") to sell the subsidiaries (which include Air Response) that comprise its international air ambulance transport segment ("Air") to a former board member of the Company and to Air Response Medical Transport Corp. ("ARMT") for $8,500,000 plus assumption of all debts related to the subsidiaries' operations. Under the terms of the ARMT Agreement, ARMT paid $2,400,000 in CyberCare common stock and issued a $6,100,000 short-term note bearing interest at 10% (the "ARMT Note"), which was collateralized by substantially all of the Air assets and 345,921 shares of the Company's common stock which was held in escrow. ARMT also assumed all of Air's debt, which aggregated approximately $18,400,000 on September 2, 2000, in accordance with the ARMT Agreement. Air revenues aggregated $15,730,000, $13,780,000 and $21,055,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

       The Company expected that the sale of Air to ARMT would have been completed by September 2001. Due to the inability of ARMT to raise sufficient capital, ARMT ultimately defaulted on the ARMT Note on October 1, 2001, upon which the Company gained control of ARMT (and the operating subsidiaries), and thus regained control of Air. Also, the Company retained all CyberCare common shares received as consideration in the original transaction. Upon notification of default and waiver by the former board member of any ownership right in ARMT and Air, the Board of Directors again approved the disposal of Air and the Company began actively searching for a new buyer.

       Effective September 30, 2001, the Company entered into an agreement to sell the operating subsidiaries comprising Air to Global Air Response, Inc. an unrelated party ("GAR"). The transaction was not completed because certain guarantees made by certain of the operating subsidiaries could not be released to the satisfaction of GAR. Key management personnel of Air, along with certain unrelated third parties, expressed an interest in acquiring the business under the same terms as the GAR transaction. In anticipation of this transaction, Air's key management team established a corporation ("AIM").

       Effective December 3, 2001, the Company entered into a transaction with AIM (the "AIM Agreement") in which AIM assumed the office/hangar leases on the physical locations, purchased the existing furniture, fixtures and equipment (except aircraft) and acquired the corporate telephone numbers, corporate names, employees and the Federal Aviation Administration ("FAA") 135 Certificate of Air. The Company retained ownership of the Air aircraft and intends to sell such aircraft as soon as is practicable. Until the aircraft are sold, the Company will remain liable for approximately $13,700,000 of long-term debt owed on the aircraft. Although the Company intends to sell the aircraft, AIM has agreed to lease certain of the aircrafts for as long as the Company still owns them, up to a maximum of 30 months, for use in its business. The Company has the right to sell any of the leased aircraft at any time to a third party upon providing AIM a thirty day right-of-first-refusal to match the third party offer following the Company's receipt of the third party offer. If AIM does not exercise its right, the Company can consummate the sale of the aircraft to that third party, after which time the Company would have no further obligation under its aircraft leases.

       Under the terms of the AIM Agreement, AIM issued a $5,000,000 promissory note (the "AIM Note") which bears interest at 6% and is convertible into a 19.9% dilutable, non-voting interest in AIM. Repayment of the AIM Note, including interest, is contingent upon AIM obtaining agreed upon levels of net distributable profits (as defined in the AIM agreement) of the business. Due to the uncertainty surrounding collection of such payments, the Company has fully reserved the AIM Note and included the amount in the calculation of the "Estimated loss on disposal of discontinued businesses" in the accompanying consolidated statement of operations for the year ended December 31, 2001. Also, included in the 2001 "Estimated loss on disposal of discontinued businesses" is a write-off of all amounts owed under the defaulted ARMT Agreement discussed above.

       However, for financial accounting purposes, a sale will not be recognized until the Company sells all of its aircraft and is removed from the related debt guarantees. Accordingly, until such event occurs, the operations of the air ambulance segment will be accounted for as discontinued operations. At December 31, 2001, the Company had a $1,000,000 accrual for the estimated future operating losses of Air, which is also included in the 2001 "Estimated loss on disposal of discontinued businesses."

       The Company is currently obligated under certain leases regarding the operation of its mobile cardiac catherization labs ("Labs"). The Labs were discontinued in 1999 at which time the Company estimated and recorded a cost to dispose of the Labs. The Company is still attempting to either sell the Labs or otherwise transfer the related lease obligations. These obligations will be satisfied no later than February 2003. In 2001, the Company revised its estimate to dispose of the Labs and recorded an additional $197,000 of expense related to this disposal which is included as part of the "estimated loss on disposal of discontinued businesses."

RESULTS OF OPERATIONS

       The following discussion should be read in conjunction with the Company's Consolidated Financial Statements and notes thereto contained elsewhere in this report.

       The following table presents the revenue for each segment and its related cost of services for the periods indicated:

                              2001                        2000                        1999
                              ----         COSTS OF       -----        COSTS OF       ----         COSTS OF
                             REVENUE       SERVICES      REVENUE       SERVICES      REVENUE       SERVICES
                             -------       --------      -------       --------      -------       --------

     Technology              $ 1,561,000   $ 4,163,000   $   988,000   $ 1,330,000   $ 1,558,000   $   109,000

      Physical Therapy and
   Rehabilitation Services    10,437,000     6,361,000    11,984,000     6,340,000     9,377,000     4,571,000

         Pharmacy Services     6,243,000     5,253,000     6,348,000     5,032,000     4,709,000     3,074,000

       Other and Corporate             -             -             -             -     1,200,000             -
                             -----------   -----------   -----------   -----------   -----------   -----------

         Total               $18,241,000   $15,777,000   $19,320,000   $12,702,000   $16,844,000   $ 7,754,000
                             ===========   ===========   ===========   ===========   ===========   ===========

YEAR ENDED DECEMBER 31, 2001 COMPARED TO DECEMBER 31, 2000

       REVENUE

       Total revenues for 2001 decreased by approximately 5.6% when compared to 2000. The total revenue decrease was a result of a decrease in the physical therapy and rehabilitation services segment of approximately $1,547,000, compared to 2000 offset by an increase in the technology segment of approximately $573,000 or 58% and a decrease in the pharmacy services segment of approximately $105,000, or 1.7%, as compared to 2000.

       The decrease from 2000 to 2001 in the physical therapy and rehabilitation services segment was a result of the sale of one of the segment's subsidiaries in October 2000 which generated revenue of approximately $3,262,000 during 2000. This decrease was offset by an increase in revenue generated in the approximate amount of $1,715,000 due to an increase in the number of locations serviced and per location revenue during 2001 compared to 2000.

       Our technology revenue increased approximately $302,000 as a result of an increase in the number of EHC Units deployed in 2001 as compared to 2000, and our sleep disorder center revenue increased by approximately $271,000 as a result of an increase in the number of patients served.

       The decrease in revenue from our pharmacy services segment resulted from the elimination of unprofitable customers during 2001.

       COST OF SERVICES

       Excluding the effects of two former subsidiaries which were sold in October 2000 and January 2001, the increase in costs of services relating to the physical therapy and rehabilitation services segment is consistent with the corresponding increase in revenue for such segment, because of the increased number of operating locations, revenue for this segment increased as well as the direct operation costs such as salaries, rent and supplies.

       The costs of services relating to the pharmacy segment increased in spite of a decrease in revenue due to higher costs for prescription drugs and an increase in the cost of deliveries during 2001 over 2000.

       The cost of services for the technology segment for 2001 increased by approximately 213% when compared to 2000. The total cost of revenue increased in relationship to the revenue generated was a result of the additional costs incurred during 2001 for the development of the CyberCare System and the EHC-TM- Units which included the hiring of additional personnel, the leasing of a new facility, and other costs directly related to the CyberCare System.

       SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

       Selling, general and administrative expenses for 2001 increased by approximately $682,000, or 4.0% compared with 2000. The increase was due to an increase in facility and personnel costs. We expect selling, general and administrative expenses to decrease in 2002, as we have restructured our staffing requirements and reduced overall expenditures.

       RESEARCH AND DEVELOPMENT

       Research and development expenses increased in 2001 by approximately $3,816,000 or 41% when compared to 2000. The increase was primarily due to an increase in staffing levels in our technology segment. We have dedicated their resources primarily on the new products developed in 2001 and upgrades to existing technology.

       During 2002, the Company expects to spend approximately $3,700,000 on research and development.

       GAIN (LOSS) ON SALE OF SUBSIDIARIES

       In January 2001, the Company recorded a gain on the sale of its physician practice in the amount of $92,000.

       In October 2000, the Company recorded a loss on the sale of one of its rehabilitation subsidiaries in the amount of $1,323,000.

       NON-RECURRING SEVERANCE AND SETTLEMENT COSTS

       During 2001, the Company incurred certain non-recurring severance and settlement costs relating to the settlement of certain litigation, amounting to approximately $1,158,000; severance payments to former executives amounting to approximately $780,000, a charge in the amount of $709,000 for the fair market value of options held by one of our former executives, due to the forgiveness of interest owed on a stock subscription receivable, and a $250,000 cash payment expensed upon termination of a contract.

       OTHER INCOME (EXPENSE)

       During 2001, interest income decreased to $1,264,000 compared with $1,859,000 in 2000, primarily as a result of the decrease in available funds to invest.

       During 2001, interest expense increased from $541,000 to $1,089,000 in 2001 as a result of the issuance of the convertible subordinated debentures in May 2001.

       During 2001, amortization of beneficial conversion feature and discount decreased from $657,000 to $546,000 as a result of conversion of all previous outstanding debentures in early 2000 and was offset by the issuance of convertible subordinated debentures in May 2001.

       DISCONTINUED OPERATIONS

       Losses related to discontinued operations increased by approximately $7,236,000 due to write-off of the remaining assets of the air ambulance subsidiaries including the $5 million note receivable due from the purchasers.

YEAR ENDED DECEMBER 31, 2000 COMPARED TO DECEMBER 31, 1999

       REVENUE

       Total revenues for 2000 increased by approximately 14.7% when compared to 1999. The total revenue increase was a result of an increase in the revenue generated in the pharmacy and physical therapy and rehabilitation services segments.

       The physical therapy and rehabilitation services segment increased revenue in the amount of approximately $2,607,000 compared to 1999. This increase was due primarily to internal growth during 2000 and revenue generated from the Carolina Rehab acquisition, which was subsequently sold.

       The pharmacy segment increased revenue in the amount of approximately $1,639,000 compared to 1999. This increase was due primarily to increases in the number of ALFs being serviced and the number of prescriptions being filled.

       The technology segment had an overall decrease in revenue in 2000 over 1999 due to a reduction of revenue from the Company's Sleep Disorder Center of approximately $881,000, but was offset by an increase in sales of our EHC Units of approximately $311,000.

       COST OF SERVICES

       Total costs of services in 2000 increased 63.8% to $12,702,000 compared with $7,754,000 in 1999. The increase in costs in relationship to the revenue generated by the technology segment was for the development of the CyberCare System and the EHC-TM- Units which included the hiring of additional personnel, the leasing of a new facility and other costs directly related to the CyberCare System.

       The increase in the costs relating to the physical therapy and rehabilitation segment is consistent with the increase in revenue for such segment. Because of the increased number of operating locations, revenue for this segment increased as well as the direct operating costs such as salaries, rent, and supplies.

       The increase in the costs relating to the pharmacy segment is consistent with the increase in revenue for such segment. The Company generated an increase in sales by either contracting with new facilities or by patients having more prescriptions filled, which required a direct increase in drug purchases and additional personnel were employed to service these new facilities and fill such prescriptions

       SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

       Selling, General and Administrative expenses increased $7,531,000 or 80%, to $16,944,000 in 2000 compared with $9,413,000 in 1999. The increase was attributable to the increase in tele-health solutions sales and marketing staff, their travel and related marketing costs (increase of approximately $953,000); approximately $350,000 to set-up the Company's Asian tele-health operations; expansion of the finance and legal departments and associated legal and other professional fees, including additional costs resulting from the move to the Nasdaq National Market, and an increase in premiums relating to new and existing insurance coverages (increase of approximately $2,570,000); and increased provision for doubtful accounts receivable of approximately $2,719,000.

       RESEARCH AND DEVELOPMENT

       Research and development ("R&D") costs are expensed as incurred. Through December 31, 2000, the Company's continuing R&D groups of related projects (the "Projects") focused on developing the family of Electronic HouseCall -Registered Trademark- (EHC-TM-) products and services. Specifically, during 2000, the EHC 400 broadband patient Unit, EHC 600 broadband caregiver Unit and certain peripherals, including a thermometer, blood pressure cuff, pulse oximeter, glucometer and electronic stethoscope were developed and received FDA marketing clearance. In addition, the EHC 100 Unit and EHC 300 Unit were in the process of being developed. Also, the Care Management Software (acquired via the Help Innovations acquisition in November 1999) was continuing to be migrated to the Company's Electronic HouseCall -Registered Trademark- software application platform to allow nurse scheduling and prescription tracking to occur from the same database platform. The Company manages its spending on the entire product line as a single project and captures neither costs incurred to-date nor estimated completion costs by individual EHC Unit or specific software functionality.

       Beginning in December 2000, EHC 400 and EHC 600 Units were delivered under pilot programs to begin testing cost savings, improved quality of care and customer informational needs (e.g. broadband versus standard phone line connectivity, video-conferencing, nurse scheduling and prescription tracking).

       During 2000 and 1999, the Company incurred R&D expenses of approximately $9,312,000 and $349,000, respectively. During 2000, the Company hired 33 full-time employees and consultants engaged in R&D activities and also engaged several outside contractors and a major software company to accelerate software development initiatives (total expenses resulting from the outsourced software company activities aggregated approximately $1,146,000 in 2000). In addition to salaries, employee benefits and contractor fees, research, development and engineering expenses also include leased building costs, utilities, supplies and R&D equipment costs.

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

       During 2000, amortization of beneficial conversion feature and discount decreased from $8,572,000 to $657,000 as a result of conversion of all outstanding subordinated debentures in early 2000.

       During 2000, the Company wrote off its investment in Westmark Holdings, Inc., which resulted in a loss of $2,425,000.

       DISCONTINUED OPERATIONS

       Discontinued operations consist of the loss from discontinued operations generated by the air ambulance segment and an estimated loss on disposal of the mobile cath labs. Loss from discontinued operations for 2000 increased to $1,627,000 compared to $118,000 in 1999. The increase is due to losses in the air ambulance segment and mobile cath labs. Estimated loss on disposal for 2000 increased to $2,362,000 compared to $690,000 in 1999. The increase is due to a change in estimate regarding the disposition of the mobile cath labs and costs relating to the disposal of the air ambulance division.

       LIQUIDITY AND CAPITAL RESOURCES

       The Company has historically funded its growth from the sale of equity securities and convertible debentures. In 2001, 2000 and 1999, the Company raised, net of expenses, approximately $11,510,000, $37,254,000 and $20,814,000, respectively, through private debt and equity offerings, which we are using for research and development, marketing and working capital purposes. CyberCare Inc.'s working capital requirements will continue to be significant during 2002. We had a working capital deficit of approximately $2,156,000 as of December 31, 2001.

       The Company has expended significant amounts to develop its technology segment, including increasing its research and development and administrative costs. Although the Company has recently taken steps to significantly reduce operating costs, if revenues from our technology segment do not increase substantially in the near term, the Company's losses will continue and its available capital will diminish further. The Company's negative cash flow is currently being funded through periodic sales of convertible subordinated debentures to an investor group. In addition, on April 12, 2002, the Company entered into an agreement with this investor group for an additional $10,000,000 - $15,000,000 of capital. Funding of this amount is contingent upon the Company achieving certain financial and operational milestones. There can be no assurances that the Company will achieve these milestones or, if not achieved, that the accredited investors will continue to fund the Company's working capital and operating cash flow deficiencies.

       The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations, to obtain additional financing, and ultimately, to attain successful operations. The Company is in the process of seeking funding in addition to the amounts discussed above and evaluating further cost reductions that will enable it to meet its funding and related commitments. There can be no assurances that such efforts will be successful or will be sufficient to meet the Company's working capital requirements through December 31, 2002.

       As a result of the above, the Independent Certified Public Accountants' Report on the Company's consolidated financial statements appearing at Item 8 includes an explanatory paragraph indicating that the Company's recurring losses from operations, operating cash flow deficiencies and negative working capital raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

       Our future capital requirements will depend on numerous factors, including the rate of acceptance of our EHC Units in the market evidenced by increasing revenues, our ability to manufacture increasing quantities of products and achieve commercially acceptable gross profits, our ability to control expenses while developing our products and the nature, timing and success of our other products under development. We have committed substantial capital resources to the development of the EHC family of products. During 2001 and 2000 we have spent approximately $13,128,000 and $9,312,000 for research and development which includes the leasing of a state of the art facility in Norcross, Georgia for the further development of the EHC family of products and the expansion of the corporate facility located in Boynton Beach, Florida to contain a call center and technology center. The associated working capital requirements for ongoing manufacture and deployment of the EHC, is expected to be substantial. The timing and amount of working capital requirements cannot be accurately predicted. In the course of our development, we have substantial operating losses and expect such losses to continue through 2002.

       The Company believes that it will attain the milestones required under the agreement with the accredited investors as discussed above, and also believes that it currently has funds to support its current liquidity needs through December 31, 2002 by utilizing issuance of convertible subordinated debentures, private equity line, cash flow from its rehabilitation and pharmacy subsidiaries and currently available cash. The Company's overall current monthly operating expenses exceed its cash revenues by approximately $1,250,000. For the short term, the Company will require additional funding to support its operations, which are anticipated to be raised from the issuance of convertible subordinated debentures, the sale of additional common stock, repayment of funds advanced to employees and others, and the possible sale of the Company's subsidiaries except for the technology business. The Company is in the process of reducing its monthly negative cash flow by reducing overall operating costs, reducing capital expenditures, reducing research and development costs and utilizing current inventory to support increasing sales in the technology segment.

       In January 2002, the Company received $900,000 (less fees of $100,000) for working capital purposes and signed a $1,000,000 60-day promissory note dated as of January 22, 2002 with Dynamic Holdings Corporation (the "Note"). The Note was due on March 20, 2002 and interest is due on the unpaid principal balance at the rate of 8% per annum. If any payment of principal or interest remains unpaid after the due date, the entire principal sum and accrued interest thereon shall forthwith become immediately due and payable at the option of Dynamic Holdings or its designees and, without further notice, the Company expressly waives notice of such default. The Note is currently in default, and bears interest at 18% per annum. The Note is secured by the outstanding balance of that certain $3,225,000 promissory note dated October 31, 2000, given by Outreach Programs, Inc. to the Company in exchange for the sale of 100% of the stock in Carolina Rehab, Inc.

       In February 2002, the Company received $228,000 (less fees of $2,000) for working capital purposes and signed a $230,000 10-day promissory note dated February 25, 2002 with Dynamic Holdings Corporation. The note was due on March 7, 2002 and interest is due on the unpaid principal balance at the rate of 8% per annum. If any payment of principal or interest remains unpaid after the due date, the entire principal sum and accrued interest thereon shall forthwith become immediately due and payable at the option of Dynamic Holdings or its designees and, without further notice, the Company expressly waives notice of such default. The Note is currently in default and bears interest at 18% per annum. The Note is secured by the outstanding balance of that certain $3,225,000 promissory note dated October 31, 2000, given by Outreach Programs, Inc. to the Company in exchange for the sale of 100% of the stock in Carolina Rehab, Inc.

       In March 2002, the Company entered into a term sheet with an accredited investor (the "Lender") whereby the Company may borrow up to $5,000,000 in exchange for senior convertible promissory note(s) (the "Convertible Note"). The Convertible Note has a 12-month term and requires interest at 10% per annum, increasing to 15% retroactively upon default. At the election of the Lender, both principal and interest are convertible into the Company's common stock at 85% of the closing bid price on the day prior to conversion, but in no event less than $0.30 per share or more than $1.25 per share. In addition, the Company issued warrants to purchase 250,000 shares of common stock at $0.75 per share, exercisable within 24 months for each $2,500,000 funded by the Lender. In addition, the Company is liable for a commission (payable in cash and warrants) and the Lender's legal fees in connection with review of the transactional documents and closing of the transaction. All of the underlying shares, whether through conversion of the Convertible Note or exercise of the warrants, have registration rights. As of March 28, 2002, the Company has received $1,500,000 of the committed fundings.

       In January 2002, the Company issued an 8% debenture in the amount of $172,200, which matures on April 23, 2002. The debenture is collateralized by a pledge of 400,000 of the Company's common shares owned by a former officer and director.

       The cash flow of the rehabilitation subsidiary, as well as the pharmacy subsidiary are subject to the reimbursement for services rendered from the government, private insurance companies, and directly from patients. If the government or private insurance carriers reduce or delay the payments, this may have a negative effect on our liquidity.

       The Nasdaq Stock Market, Inc. ("Nasdaq") has notified the Company that on February 20, 2002, the price of the Company's common stock had closed for the previous 30 consecutive trading days below the minimum $1.00 per share requirement under its Marketplace Rules. Consequently, the Company has at least until May 21, 2002 to regain compliance or appeal any delisting determination made by Nasdaq's listing qualifications panel. The Company may also apply for a transfer of its common stock listing to the Nasdaq SmallCap Market, which has an extended grace period in which to satisfy the listing requirements for the Company's securities. If the Company submits a transfer application and pays the applicable SmallCap Market listing fees by May 21, 2002, initiation of the delisting proceedings will be stayed pending Nasdaq's review of the application. If the application is approved, the Company will have until August 19, 2002 to regain compliance under the Nasdaq Marketplace Rules. An additional 180-day grace period may be applicable; provided that the Company meets the initial listing criteria for the SmallCap Market under the Marketplace Rules. The Company may be eligible to transfer back to the Nasdaq National Market if by February 17, 2003 it regains compliance in accordance with the Nasdaq Marketplace Rules. At this time, the Company believes that it qualifies for initial listing for the SmallCap Market.

       Pursuant to the terms of a private equity line agreement, we may issue up to $30,000,000 of shares of our Common Stock to Strategic Investment Management, S.A. at a price equal to approximately 85% of the market price of the Common Stock. By raising additional funds and issuing additional common shares under the private equity line, our stockholders may experience dilution and various investors engaging in short selling activities might also affect the market price of our common shares. As a result of a decrease in our common stock price, we could face de-listing, a damaged capital structure and a reduction in the availability of additional financing.

       The Company has the ability to draw down funds from the private equity line subject to the terms and conditions of the private equity line agreement. The amount that the Company will be able to draw down is dependent on the Company's stock price and volume. If the stock price decreases, this will require the Company to issue more shares (and vice versa) and if the trading volume decreases, then the amount of shares to be put will be minimized, thus limiting the amount of funding (and vice versa).

       If proceeds from the private equity line and from borrowings under the convertible notes discussed above, are not sufficient to fund our operations, we will be required to raise additional capital and/or reduce expenditures further.

       The long-term objective for the Company is to generate sufficient cash flow to meet its obligations, to obtain additional financing as may be required to fund future worldwide expansion, and ultimately to attain profitability.

       As of December 31, 2001, we had current liabilities of approximately $12,373,000, which includes, among other items, accounts payable, accrued expenses and approximately $974,000 due under two credit facilities, with interest at rates between 7% and 12%. In addition, we will owe minimum payments on operating leases of approximately $2,001,000 during fiscal 2002.

       The following table provides the total contractual cash obligations of the Company:

                                                                        PAYMENT DUE BY PERIOD
                                                                  LESS                                      GREATER
                                                                  THAN                                        THAN
          CONTRACTUAL OBLIGATIONS                 TOTAL          1 YEAR       1 - 3 YEARS     4 - 5 YEARS   5 YEARS
          -----------------------                 -----          ------       -----------     -----------   -------
Long-term debt(1)                           $   14,681,000  $  1,817,000    $  11,526,000    $    393,000  $ 945,000
Operating leases(2)                              5,439,000     2,001,000        2,406,000       1,032,000          -
Unconditional purchase obligations(3)            8,114,000     2,995,000        5,119,000               -          -
Convertible subordinated debentures(4)          10,000,000             -       10,000,000               -          -
Other long-term obligations(5)                     538,000       219,000          319,000               -          -
                                            ------------------------------------------------------------------------

Total contractual cash obligations          $   38,772,000  $  7,032,000    $  29,370,000    $  1,425,000  $ 945,000
                                            ========================================================================

(1) Even though the Company has reflected the disposition of the air ambulance business as a discontinued operation, until we sell all of the aircraft we are contractually obligated on the outstanding aircraft debt. We currently lease a majority of the aircraft to the new operator, but are responsible for payment on the aircraft. If the operator does not have sufficient cash flow in order to fund their portion of the monthly payment, the Company will be responsible for the entire payment.

(2) The Company leases office space, service facilities, and equipment under operating leases that expire at various times through April 2006.

(3) The Company has committed to utilize the services of two companies requiring minimum payments regardless of the amount of services provided.

(4) In May 2001, the Company issued convertible subordinated debentures ("debentures") totaling $10,000,000. The debentures call for interest at a rate of 13.75% and mature in May 2004.

(5) The Company has other long-term obligations that expire at various times through 2004.

       Except for our line of credit, the private equity line and commitment for purchase of the subordinated debentures discussed above, we have no commitments for additional financings or borrowings. We can provide no assurance that additional debt or equity financing will be completed, and if completed, will be on favorable terms. Lower than expected earnings resulting from adverse conditions or otherwise, could restrict our ability to expand our operations, or otherwise fully execute our business plan. Management will explore all available alternatives.

       CASH FLOWS

       Cash used in operating activities was $27,148,000, $24,589,000 and $6,627,000 for 2001, 2000 and 1999, respectively. The net cash used during the year ended December 31, 2001 was primarily attributed to the Company's net loss of $44,916,000 which included the $2,652,000 write-off of net assets of discontinued operations, estimated loss on disposal of discontinued operations of approximately $11,225,000, an increase in accounts receivable of approximately $4,189,000 offset by an increase in accrued liabilities of $3,150,000, and after consideration of non-cash depreciation and amortization expenses of $2,225,000. For the year ended December 31, 2000, the increase was primarily a result of increased net loss due to costs expended to develop, implement and market our EHC, loss incurred on sale of a subsidiary, loss from discontinued operations and write-off of investment in securities. In addition, the increase was also due to an increase in accounts receivable and inventory. This increase was partially offset by an increase in amortization charges as a result of acquisitions, provision for doubtful accounts and write-off of investment in securities.

       Cash provided by (used in) investing activities was $2,339,000, $(8,586,000) and $(3,442,000) for 2001, 2000 and 1999, respectively. The net cash provided by investing activities during the year ended December 31, 2001 primarily reflected net proceeds from the sale and purchases of marketable securities of $1,500,000 and repayment of a related party loan of $1,109,000. For the year ended December 31, 2000, the increase was primarily the result of advances made to various officers and directors, advances to a related party of the subsidiary sold, cash transferred upon sale of subsidiary and increase in security deposits on new office space.

       Cash provided by financing activities was $10,271,000, $36,707,000 and $21,069,000 for 2001, 2000 and 1999, respectively. The net cash provided by financing activities during the year ended December 31, 2001 primarily reflected proceeds from the issuance of convertible subordinated debentures amounting to $10,000,000. For the year ended December 31, 2000, the increase was primarily due to funds received from direct sales of the Company's common stock, exercise of stock options and warrants and remaining proceeds due from issuance of debentures in December 1999.

       Total assets as of December 31, 2001 decreased to $31,229,000 or 47.7% from December 31, 2000. This decrease was attributable to a reduction in cash as a result of working capital requirements and write-off of the net assets of the discontinued Air segment and capital raised from private placements. Total cash and cash equivalents as of December 31, 2001, decreased to $693,000 from $15,231,000, in 2000.

       Total liabilities increased $10,411,000 or 100% from December 31, 2000. This increases is primarily due to the issuance of subordinated debentures in the amount of $10,000,000.

       Working capital deficiency, defined as current assets less current liabilities increased by $29,110,000 from December 31, 2000, primarily resulting from use of cash to fund operations.

       UNCERTAINTY OF FUTURE CAPITAL NEEDS

       The capital requirements required to fund the Company's losses, as well as to continue developing our Electronic HouseCall -Registered Trademark-System and any other new services are significant. The Company will need to raise additional funds through public or private offerings, equity or debt financings or sale of assets in order to fund its losses, continue to develop our EHC products and system and any other services. If additional funds are raised through the issuance of equity securities, the percentage ownership of the current stockholders will be reduced and such equity securities may possess rights superior to those of the holders of the Company's common stock. There can be no assurance that additional financing will be available on terms favorable to the Company or that the Company will be successful in raising such financing. The Company anticipates that approximately $12,000,000 will be required to fund its operations during the remainder of 2002. These funds are expected to be received from cash flows of its service businesses, issuance of additional convertible debentures and notes, and "Puts" under the private equity line.

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

       CRITICAL ACCOUNTING POLICIES

       The Company's discussion and analysis of its financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related contingent liabilities. On an on-going basis, the Company evaluates its estimates, including those related to revenues, bad debts, inventories, investments, income taxes, and contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

       REVENUE RECOGNITION

       The Company generates revenue primarily from the provision of therapy and related services, the sale of prescription drugs and, to a lesser extent during 2001 and 2000, the sale of technology equipment and related network access fees. The Company recognizes revenue when services have been rendered or delivery has occurred, the price of the product or service is fixed or determinable and collectability is reasonably assured. Additionally, certain of the Company's 2001 EHC-TM- equipment shipments were made to resellers. Given the fact that a number of the Company's resellers are still relatively new to the tele-health marketplace and undercapitalized, certain third and fourth quarter shipments have been recorded as deferred revenue in the accompanying consolidated balance sheet as of December 31, 2001 pending installation of and payment for these Units.

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

       ALLOWANCE FOR CONTRACTUAL ADJUSTMENTS

       In order to reduce gross revenue to the estimated net realizable amount due from certain third-party payors, the Company estimates an allowance for contractual adjustments in the period the services are rendered. The allowance for contractual adjustments is reviewed periodically and adjusted in future periods as final settlements with third-party payors are determined.

       ALLOWANCE FOR DOUBTFUL ACCOUNTS

       The Company maintains an allowance for doubtful accounts based on historical collections of accounts receivable. The Company continually monitors its accounts receivable balances and records a monthly estimate for amounts determined to be uncollectible. This allowance is adjusted periodically for actual amounts deemed uncollectible.

       EXCESS AND OBSOLETE INVENTORY

       The Company writes down excess and obsolete inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future product life-cycles, product demand and market conditions. If actual product life-cycles, product demand and market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

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

       RECENT ACCOUNTING PRONOUNCEMENTS

       In July 2001, the Financial Accounting and Standards Board ("FASB") issued Statements of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations", and No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets". SFAS 141 requires that all business combinations initiated after June 30, 2001 be accounted for under a single method - the purchase method. Use of the pooling-of-interests method is no longer permitted. SFAS 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment upon initial adoption of the Statement and on an annual basis going forward. The amortization of goodwill will cease upon adoption of SFAS 142. The provisions of SFAS 142 will be effective for fiscal years beginning after December 15, 2001. The Company is required to adopt SFAS 142 in the first quarter of fiscal year 2002. The Company believes that the adoption of these standards will have no material impact on its financial statements or results of operations except for elimination of amortization of Goodwill of approximately $290,000 per year.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

       As of December 31, 2001, the Company had outstanding $10,000,000 aggregate principal amount of convertible subordinated debentures. Based upon the closing bid of the Company's common stock on December 31, 2001, of $0.96, as reported by the National Market of Nasdaq, the fair value of the convertible subordinated debentures was approximately $9,574,000.

       The Company's exposure to market rate risk is limited to interest rate risk and risks associated with the price of its common stock. The Company's interest rate risk is limited, since most of the Company's borrowings are at fixed rates. The Company is subject to risk relating to the price of its common stock since the majority of the Company's working capital for 2002 will be derived from the issuance of convertible subordinated notes and the sale of its common stock.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS

       The Company's consolidated financial statements and report of independent certified public accountants thereon appear beginning on Page F-2. See index to consolidated financial statements on Page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

       None.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

       Our current directors and executive officers as of March 30, 2002 are as follows:

NAME                            AGE          POSITION
----                            ---          ---------
Joseph R. Forte                 47           Chief Executive Officer, President and
                                             Director

Dana Pusateri                   49           Executive Vice President and Director

Steven M. Cohen                 58           Chief Financial Officer

Arthur Kobrin                   40           Senior Vice President and Treasurer

Daniel Bivins, Jr.              45           Senior Vice President

Rodger Hochman                  42           Senior Vice President and General Counsel

Terry Lazar                     58           Director

Alan Adelson                    54           Director

Peter Murphy                    49           Director

Zachariah P. Zachariah          52           Director

       JOSEPH R. FORTE has served as our chief executive officer since February 2002, as our president since November 2001 and as a director since October 2001. Prior to joining CyberCare, Inc. Mr. Forte had spent over
18 years addressing market dynamics within Eastman Kodak Company in leadership and management positions, both domestically and internationally, as well as focusing on earnings, revenue and share growth. Additionally, he has been the primary architect of business turnarounds and has led start-up organizations in digital imaging and healthcare technology. He is a recognized result-oriented visionary, an innovator in sales, marketing, and operations, and a role model for values and diversity.

       DANA PUSATERI has served as a director since January 1999 and as our Executive Vice President since 2001. Mr. Pusateri founded IntegraCare, Inc. in 1988 and served as its chairman, chief executive officer and president, through November 1995. IntegraCare contracts with skilled nursing facilities, hospitals and home health agencies to provide physical therapy and rehabilitation services and owned outpatient clinics. In August 1995, IntegraCare completed a merger with Integrated Health Services, Inc. In December 1995, Mr. Pusateri left IntegraCare to pursue other consulting opportunities and in May 1997, Mr. Pusateri co-founded one of our subsidiaries, Your Good Health Network, Inc., and currently serves as its president.

       STEVEN M. COHEN has served as our Chief Financial Officer since September 2001. Prior to joining CyberCare, Inc., Mr. Cohen was President of HIP Healthplan of Florida. Mr. Cohen has over 38 years experience in healthcare finance and operations.

       ARTHUR KOBRIN has served as our senior vice president of financial operations and Chief Accounting Officer since June 1997 and Treasurer since January 1, 2001. From August 1987 to June 1997, Mr. Kobrin was employed by Weinberg, Pershes & Company, P.A.

       DANIEL BIVINS, JR. has served as senior vice president and in house counsel since November 1999, served as Director until March 2002, and in November 2000, assumed the position of Senior Vice President-Office of the Chairman. Mr. Bivins was President of Federal Property Management Corporation and President of Horizon Holding Company from 1993 to 1999.

       RODGER L. HOCHMAN has served as senior vice president since
April 2001 and as general counsel since November 2000. Mr. Hochman was associated with the law firm of Broad and Cassel from 1996 to 2000 and was associated with the law firm of Tripp Scott Conklin & Smith in Fort Lauderdale, Florida from 1994 to 1996. He is "Board Certified" as a health lawyer by The Florida Bar.

       TERRY LAZAR has served as an independent director since April 1997. In 1977, Mr. Lazar founded, and is currently senior partner of, Lazar, Sanders, LLP, a full-service accounting firm specializing in healthcare and other industries.

       ALAN ADELSON has served as a consultant to the Company since May 2000, and as a Director since November 2000. Formerly, Mr. Adelson spent over twenty-five years on Wall Street in varying capacities including Managing/Director/Investment Banking for a privately held firm. Mr. Adelson was formerly Senior Vice President for a mortgage banking company, and former President of Cambridge Research Corporation, a company that manufactured and sold products for the handicapped.

       PETER MURPHY has served as an independent director since November 2000. For the past five years, Mr. Murphy has been the principal of a firm specializing in corporate finance with particular focus on emerging business development.

       ZACHARIAH P. ZACHARIAH, M.D. has served as an independent director since April 2001. Dr. Zachariah has been the Director of Cardiology since 1995 and Director of Cardiovascular Laboratories since 1976 at Holy Cross Hospital, Fort Lauderdale, Florida and a Professor of Medicine, University of Miami School of Medicine, Miami, Florida since 1984. He also serves as First Vice President, Florida Board of Medicine and Vice Chairman to the Florida Council on Economic Education. He is also a former chairman of the Florida Board of Medicine.

       Our officers are appointed annually by the Board of Directors and serve at the discretion of the Board. Our directors hold office on a staggered basis on terms of one to three years. Messrs. Lazar and Murphy are members of the audit committee, and Messrs. Lazar and Pusateri are members of the compensation committee. There are no family relationships among our directors and executive officers.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

       Section 16(a) of the Securities Exchange Act of 1934 requires our officers, directors and persons who own more than ten percent of our common stock to file with the SEC initial reports of ownership on Form 3 and reports of changes in ownership of our common stock and other equity securities on Form 4 and/or Form 5. To our knowledge, based solely on review of the copies of such reports furnished to us, and representations that no other reports were required, during the year ending December 31, 2001, all Section 16(a) filing requirements were complied with except that reports for the following executives officers and directors were not filed timely;

       John Haines, an officer of the Company who resigned during 2001, failed to timely file one Form 4 reporting eight transactions during 2001. Arthur Kobrin failed to timely file one Form 4 reporting one transaction during 2001. Dana Pusateri failed to timely file one Form 4 reporting one transaction. Terry Lazar failed to timely file two Form 4s reporting two transactions during 2001. Zachariah P. Zachariah, M.D. failed to timely file one Form 4 reporting seven transactions. Theordore Orlando failed to timely file one Form 4 reporting ten transactions during 2001. All Form 4s have been subsequently filed.

ITEM 11. EXECUTIVE COMPENSATION

       The following table displays information concerning compensation paid or accrued for the years ended December 31, 2001, 2000 and 1999, for the benefit of our named executive officers. Each of the named executive officers received other personal benefits in amounts less than 10% of their total annual salary and bonus.

                          SUMMARY OF COMPENSATION TABLE

                              ANNUAL COMPENSATION          LONG TERM COMPENSATION AWARDS
                              -------------------          -----------------------------
     NAME &                                                RESTRICTED        SECURITIES        ALL OTHER
   PRINCIPAL                YEAR      SALARY     BONUS        STOCK          UNDERLYING       COMPENSATION
   POSITION                             ($)       ($)        AWARD(S)     OPTIONS/WARRANTS         ($)
----------------------------------------------------------------------------------------------------------
Joseph R. Forte             2001   $   154,663                               1,000,000
President, CEO and          2000             -                                       -
Director                    1999             -                                       -

Michael F. Morrell*         2001   $   284,999                                 500,000
Former Chairman, CEO        2000   $   337,241                                 650,000
and Director                1999   $   225,526                               1,000,000

Dana Pusateri               2001   $   191,993                                 550,000
Chief Operating             2000   $   197,745                                 400,000
Officer and Director        1999   $   107,500                                 500,000

Rodger Hochman              2001   $   172,383                                 100,000
Senior Vice President       2000   $    19,848                                  75,000
And General Counsel         1999   $         -                                       -

Daniel Bivins, Jr.          2001   $   162,913                                 425,000
Senior Vice President       2000   $   119,577                                 100,000
                            1999   $    45,192                                 100,000

Paul C. Pershes             2001   $   225,246                                 400,000
Former President,           2000   $   268,803                                 300,000
Former Director             1999   $   198,077                                 400,000

John E. Haines              2001   $   276,545                                 350,000
Former Senior Vice          2000   $   171,634                                 300,000
President, Former           1999   $    79,038                                 300,000
Director

Linda Moore*                2001   $   143,009                                 350,000
Former Senior Vice          2000   $   152,616                                 150,000
President & Secretary       1999   $   117,884                                 350,000

     * Mr. Morrell and Ms. Moore left the Company in February 2002.

          Mr. Forte was granted in April 2001, 125,000 options which expire in five years from the date of grant to purchase common stock at $2.14 per share. In June 2001, the Board of Directors granted Mr. Forte 150,000 options to purchase common stock at $1.49 per share, in August 2001, granted 125,000 options to purchase common stock at $0.75 per share, and in November 2001, was granted 600,000 options to purchase common stock at $0.97 per share.

          Mr. Morrell was granted in September 1999, 1,000,000 options which expire in five years from the date of grant, to purchase common stock at $1.00 per share, all of which have been exercised. In August 2000, the Board of Directors granted Mr. Morrell 650,000 options to purchase common stock at $4.78 per share, which are all currently outstanding; and in August 2001 granted 500,000 five-year options to purchase common stock at $0.75 per share which expire in five years from the date of grant.

          Mr. Pusateri was granted in September 1999, 500,000 options which expire in five years from the date of grant, to purchase common stock at $1.00 per share, all of which are currently outstanding. The Board of Directors in August 2000, granted Mr. Pusateri 400,000 options to purchase common stock at $4.78 per share, which are all currently outstanding. In March 2001, Mr. Pusateri was granted 350,000 five-year options to purchase common stock at $2.62 per share, which are all outstanding and in August 2001 was granted 200,000 five-year options to purchase common stock at $0.75 per share.

          Mr. Hochman was granted in November 2000, 75,000 options which expire in five years from the date of grant, to purchase common stock at $4.50 per share, 25,000 have vested under an employment agreement. In August 2001, the Board of Directors granted Mr. Hochman 100,000 five-year options to purchase common stock at $0.75 per share.

          Mr. Bivins was granted in November 1999, 100,000 options which expire in five years from the date of grant, to purchase common stock at $1.81 per share, 66,667 have vested. In August 2000, the Board of Directors granted Mr. Bivins 100,000 options to purchase common stock at $4.78 per share, all of which are currently outstanding; in March 2001 was granted 300,000 options to purchase common stock at $3.00 per share, all of which are currently outstanding and in August 2001, was granted 125,000 options to purchase common stock at $0.75 per share.

          Mr. Pershes was granted in September 1999, 400,000 options which expire in five years from the date of grant, to purchase common stock at $1.00 per share, 200,000 of which have been exercised. The Board of Directors granted Mr. Pershes in August 2000, 300,000 five-year options to purchase common stock at $4.78 per share, which are all currently outstanding; and in March 2001, was granted 400,000 options to purchase common stock at $2.62 per share of which 133,334 are currently outstanding.

          Mr. Haines was granted in August 1999, 200,000 nonqualified options to purchase common stock at $1.75 per share. All have vested, under his employment agreement. In September 1999, the Board of Directors granted Mr. Haines 100,000 options which expire in five years from the date of grant, to purchase common stock at $1.00 per share, 75,000 of which are currently outstanding; in August 2000 was granted 300,000 options to purchase common stock at $4.78 per share, of which 100,000 options are outstanding. In March 2001, Mr. Haines was granted 350,000 options to purchase common stock at $2.62 per share of which 116,667 options are currently outstanding.

          Ms. Moore was granted 350,000 options to purchase common stock at $1.00 per share, 175,000 of which have been exercised and in August 2000 was granted 150,000 five-year options to purchase common stock at $4.78 per share, which are all currently outstanding. In March 2001, the board of directors granted Ms. Moore 250,000 options to purchase common stock at $2.62 per share, which are all currently outstanding; and in August 14, 2001 was granted 100,000 five-year options to purchase common stock at $0.75 per share.

          The following tables show, as to the named executive officers, certain information concerning stock options:

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR


                      NUMBER        PERCENT OF
                        OF             TOTAL
                     SECURITIES     OPTIONS/SARS                                  POTENTIAL     POTENTIAL     POTENTIAL
                     UNDERLYING      GRANTED TO                                   REALIZABLE    REALIZABLE    REALIZABLE
                     OPTIONS/         EMPLOYEES     EXERCISE OF                    VALUE AT      VALUE AT     VALUE AT
                       SARS           IN FISCAL     BASE PRICE    EXPIRATION      ANNUALIZED    ANNUALIZED    ANNUALIZED
    NAME             GRANTED           YEAR         ($/SHARE)        DATE           RATE 0%       RATE 5%      RATE 10%
    ------           -------           ----         -----------      ----         ----------    ----------    ----------
Joseph R. Forte      125,000            1.6%           $0.75          8/14/06                    $  25,901     $  57,235
                     600,000            7.6%           $0.97         11/27/06                    $ 160,706     $ 355,317
                     150,000            1.9%           $1.49          6/19/06                    $  61,749     $ 136,449
                     125,000            1.6%           $2.14           4/9/06                    $  73,905     $ 163,311

Michael F. Morrell*  500,000            6.3%           $0.75          8/14/06                    $ 103,606     $ 228,941

Dana Pusateri        200,000            2.5%           $0.75          8/14/06                    $  41,442     $  91,577
                     350,000            4.4%           $2.62          3/14/06      $  1,750      $ 255,584     $ 562,656

Rodger Hochman       100,000            1.3%           $0.75          8/14/06                    $  20,721     $  45,788

Daniel Bivins, Jr.   125,000            1.6%           $0.75          8/14/06                    $  25,901     $  57,235
                     300,000            3.8%           $3.00          3/12/06                    $ 248,653     $ 549,459

Paul C. Pershes*     400,000            5.1%           $2.62          11/9/02      $  2,000      $ 109,625     $ 222,500

John E. Haines*      350,000            4.4%           $2.62          6/26/02      $  1,750      $  47,688     $  93,625

Linda Moore*         100,000            1.3%           $0.75          8/14/06                    $  20,721     $  45,788
                     250,000            3.2%           $2.62          3/14/06      $  1,250      $ 182,560     $ 401,897

   * These individuals have resigned from the Company. Upon their resignations, these options may not have been retained by the individuals.

   With respect to the options granted to the officers described immediately above:

    AGGREGATED OPTIONS EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION VALUES

                      SHARES
                      ACQUIRED      VALUE        NUMBER OF SECURITIES UNDERLYING       VALUE OF UNEXERCISED IN THE
    NAME             ON EXERCISE   REALIZED      UNEXERCISED OPTIONS AT FY-END (#)             MONEY OPTIONS
    ----             -----------   --------      ---------------------------------             -------------

                                                EXERCISABLE         UNEXERCISABLE       EXERCISABLE         UNEXERCISABLE
                                                -----------         -------------       -----------         -------------
Joseph Forte                                       395,834             604,166           $        -          $    26,250
Michael Morrell           -           -          1,211,667(A)        1,033,333           $   89,700          $   126,000
Dana Pusateri             -           -            958,334             591,666           $   15,750          $    47,250
Rodger Hochman            -           -             25,000             150,000           $        -          $    21,000
Daniel Bivins, Jr.        -           -            233,334             391,666           $        -          $    26,250
Paul C. Pershes           -           -            875,000                   -           $   80,500          $         -
John E. Haines            -           -            491,667                   -           $        -          $         -
Linda Moore               -           -          1,211,667(A)        1,033,333           $   89,700          $   126,000

   (A) Mr. Morrell and Ms. Moore are married and under the rules of beneficial ownership, we have combined their securities.

        The table above includes both warrants and options. The value of unexercised in-the-money warrants and options was computed based on the differences between the closing market price of $0.96, as of Monday, December 31, 2001, and the aggregate exercise prices of the warrants and options.

EMPLOYMENT AGREEMENTS

       AGREEMENT WITH JOSEPH FORTE

       In March 2001, and subsequently amended in November 2001, the Company entered into an employment agreement with Joseph Forte, expiring November 2005, which provides for an annual base salary, payment of normal business expenses, bonuses and stock options as determined by the board of directors.

       AGREEMENT WITH MICHAEL MORRELL

       In January 1997 and as amended December 6, 2001, the Company entered into an employment agreement with Michael Morrell expiring December 31, 2005, which provides for an annual base salary, payment of normal business expenses, bonuses and stock options as determined by the board of directors. Mr. Morrell resigned from the Company effective February 6, 2002.

       AGREEMENT WITH DANA PUSATERI

       In October 1998, the Company entered into an employment agreement with Dana Pusateri, expiring in October 2002, which provides for an annual base salary, payment of normal business expenses, bonuses and stock options as determined by the board of directors.

       AGREEMENT WITH RODGER HOCHMAN

       In November 2001, the Company entered into an employment agreement with Rodger Hochman expiring in November 2002, which provides for an annual base salary, payment of normal business expenses, bonuses and stock options as determined by the board of directors.

       AGREEMENT WITH DANIEL BIVINS, JR.

       In November 1999, the Company entered into an employment agreement with Daniel Bivins expiring in February 2003, which provides for an annual base salary, payment of normal business expenses, bonuses and stock options as determined by the board of directors.

       AGREEMENT WITH PAUL C. PERSHES

       In January 1997, the Company entered into an employment agreement with Paul C. Pershes expiring in January 2002, which provides for an annual base salary, payment of normal business expenses, bonuses and stock options as determined by the board of directors. Mr. Pershes resigned from the Company effective September 7, 2001.

       Effective September 10, 2001, the Company entered into a separation and severance agreement with Paul Pershes which calls for total compensation to be paid through December 2004, in the approximate amount of $732,000.

       AGREEMENT WITH JOHN E. HAINES

       In July 1999, the Company entered into an employment agreement with John Haines as senior vice president in charge of technology and effective September 1, 1999 as president of our subsidiary, CyberCare Technologies. The agreement expires in July 2002 and provides for an annual base salary, payment of normal business expenses, bonuses and stock options as determined by the board of directors. Mr. Haines resigned from the Company effective June 26, 2001.

       Effective June 29, 2001, the Company entered into a separation and severance agreement with John Haines, which calls for total compensation to be paid through June 2002, in the approximate amount of $205,000.

       AGREEMENT WITH LINDA MOORE

       In November 1996, the Company entered into an employment agreement with Linda Moore expiring in November 2003, which provides for an annual base salary, payment of normal business expenses, bonuses and stock options as determined by the board of directors. Ms. Moore's employment with the Company ended effective February 28, 2002.

The Company is currently reviewing all of the executive employment agreements including their severance and termination provisions.

       COMPENSATION OF OUTSIDE DIRECTORS

       The following table shows all compensation paid to outside directors:

                                        CASH COMPENSATION                     SECURITY GRANTS
                                        -----------------                     ---------------
                                                                                           NUMBER OF
                             ANNUAL                      CONSULTING         NUMBER         SECURITIES
                            RETAINER    MEETING         FEE / OTHER          OF           UNDERLYING
     NAME                    FEE ($)    FEES ($)          FEES ($)        SHARES (#)   OPTIONS/SARS (#)
     ----                    -------    --------          --------        ----------   ----------------
Terry Lazar                     -         1,000            23,000              -            300,000

Alan Adelson                    -             -           114,000              -            450,000

Theodore J. Orlando*            -         1,000                 -              -            300,000

Peter Murphy                    -             -                 -              -            550,000

Zachariah P. Zachariah, M.D.    -             -                 -              -            450,000

   * Mr. Orlando resigned from the Board of Directors in March 2002.

       The board of directors had 20 meetings during 2001, of which 19 were telephonic meetings. Outside directors receive $1,000 for each meeting they attend, up to a maximum of $5,000. Both inside and outside directors may be awarded stock options for other meetings and work performed.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

       The table below displays, as of March 31, 2002 the beneficial ownership of our common stock by

       -       our directors;
       -       our named executive officers;
       -       the holders of five percent or more of our common stock; and
       -       our directors and officers as a group.

                                               NUMBER OF SHARES OF                              PERCENTAGE
NAME AND BUSINESS ADDRESS                 COMMON STOCK BENEFICIALLY OWNED                       OF CLASS
-------------------------                 -------------------------------                       --------
Joseph Forte                                             506,867                                 less than 1%

Dana Pusateri                                          1,920,533                                 2.2%

Steven M. Cohen                                          100,981                                 less than 1%

Arthur Kobrin                                            484,378                                 less than 1%

Rodger Hochman                                           105,065                                 less than 1%

Daniel Bivins, Jr.                                       338,334                                 less than 1%

Terry Lazar                                              566,667                                 less than 1%
100 Jericho Quadrangle, Suite 127
Jericho, NY 11753-2702

Alan Adelson                                             334,541                                 less than 1%

Peter Murphy                                             393,334                                 less than 1%
2000 Pennsylvania Avenue
Wilmington, DE 19806

Zachariah P. Zachariah, M.D.                             166,667                                 less than 1%
Director of Cardiology
Cardiovascular Laboratory
4725 N. Federal Hwy.
Ft. Lauderdale, FL 33308

Anthony Tang                                           5,813,179                                 6.7%
936 E. Green St., Suite 108
Pasadena, CA 91106

Angela Sabella                                         5,278,313                                 6.1%
853 E. Valley Blvd., Suite 200
San Gabriel, CA  91776

All Directors, Officers and other 5%                  ----------                                 -----------
beneficial owners as a group (12 persons)             16,008,859                                 18.5%
                                                      ==========

       Except as otherwise stated, the business address of each of the beneficial owners is 2500 Quantum Lakes Drive, Suite 1000, Boynton Beach, Florida 33426.

       We have determined beneficial ownership following the rules of the SEC. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, we have included the shares of common stock subject to options and warrants held by that person that are currently exercisable or will become exercisable within 60 days after March 31, 2002 but we have not included those shares for purposes of computing the percentage ownership of any other person. We have assumed, unless indicated below that the persons and entities named in the table have sole voting and investment power for all shares beneficially owned subject to applicable community property laws.

       The shares of common stock beneficially owned by Mr. Kobrin include 75,000 shares received in 1998 and 200,000 shares in 1999 upon the exercise of options to purchase shares of common stock of aggregate exercise prices of $354,250. Upon the exercise of those options, Mr. Kobrin issued the Company a promissory note in payment for the shares, which note contained the following terms: (1) repayment of principal with interest at the Federal applicable rate,
(2) pledge of the shares as collateral security for repayment of the loan, and
(3) repayment of the principal and interest upon the earlier to occur of the sale of the shares in 2004. In February 2000, Mr. Kobrin repaid $93,750 of the note by tendering 4,688 common shares to the Company.

       The shares of common stock beneficially owned by Mr. Tang include 1,454,305 shares of the Company's common stock and 500,000 stock purchase warrants owned by Manford Investments, LLC and 1,025,000 shares that Mr. Tang has the right to acquire upon exercise of stock purchase warrants. These figures were obtained from Schedule 13G filed by Mr. Tang on February 5, 2002. Mr. Tang is the control person for Manford Investments, LLC. As disclosed in that filing, Mr. Tang has disclaimed beneficial ownership of any shares beneficially owned by his spouse Angela C. Sabella, C.C. Fortune Ventures, LLC and View Far Ltd. as reported in Schedule 13G filed on July 2, 2001 by such persons. In addition, Mr. Tang purchased in June 2001 and September 2000, 825,000 and 60,000 shares of the Company's common stock, by issuing promissory notes in payment for a the shares, which the notes contain the following terms: (1) repayment of principal with interest at 1% per annum, (2) pledge of the shares as collateral security for repayment of the loan, and (3) repayment of the principal and interest on or before June 2004 and September 15, 2003, respectively. These notes and collateral were assigned by Mr. Tang to an affiliated entity of Mr. Tang in February 2002. These figures do not include 615,385 shares of the Company's Common Stock issuable upon conversion of various subordinated debentures.

       The shares of common stock beneficially owned by Ms. Sabella include 1,658,068 shares of the Company's common stock and 1,450,000 stock purchase warrants owned by View Far Ltd., 100,000 shares that Ms. Sabella has the right to acquire upon exercise of stock purchase warrants, 1,500,000 stock purchase warrants owned by C.C. Fortune Ventures, LLC, and 228,782 shares of the Company's common stock that Ms. Sabella is attorney in fact. These figures were obtained from Schedule 13G filed by Ms. Sabella in July 2001. Ms. Sabella is the control person of C.C. Fortune Ventures, LLC. These figures do not include 7,461,538 shares of the Company's Common Stock issuable upon conversion of various subordinated debentures.

       The beneficial ownership of the persons in the table above includes the following options or warrants to purchase shares of our common stock that are currently exercisable or may be exercised by the person within 60 days of March 31, 2002.

                      SECURITIES EXERCISABLE WITHIN 60 DAYS

                                                          OPTIONS/WARRANTS         EXERCISE PRICE
                                                          ------------------       --------------
Joseph Forte .....................................              500,002            $  .50 -  $2.14
Dana Pusateri ....................................            1,075,000            $  .75 -  $4.78
Steven M. Cohen ..................................              100,000            $          1.10
Rodger Hochman....................................              100,000            $  .50 -  $4.50
Arthur Kobrin ...................................               168,333            $  .50 -  $4.78
Daniel Bivins, Jr. ...............................              333,334            $ 1.81 -  $4.78
Terry Lazar ......................................              441,667            $ 1.22 -  $2.62
Alan Adelson .....................................              300,000            $ 2.62 -  $4.00
Peter Murphy .....................................              393,334            $ 1.78 -  $4.00
Zachariah P. Zachariah, M.D. .....................              166,667            $          1.78
Anthony Tang .....................................            1,525,000            $ 1.25 -  $5.00
Angela Sabella ...................................            3,050,000            $ 1.25 - $18.44

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       In addition to loans discussed in Item 12, the Company had the following related party transactions in which the individual amount exceeded $60,000.

       In April 2001, the Company loaned Michael Morrell, Paul Pershes, Linda Moore, and Arthur Kobrin an aggregate amount of $385,000 evidenced by various non-recourse notes, which call for interest at the applicable federal rate. The notes mature on March 31, 2003. The loans are collateralized by Company common shares owned by the officers with a floor price of $4.00 per share. During 2001, Arthur Kobrin has repaid the balance of his note in the amount of $27,500 plus accrued interest of the outstanding balance.

       During 2001 and 2000, the Company paid one of its directors $114,000 and $62,500, respectively, for consulting services.

       During 2001 and 2000, the Company paid one of its directors $23,000 and $26,683, respectively, for tax services.

ITEM 14. EXHIBITS AND REPORTS ON FORM 8-K

  (a)  The following exhibits are to be filed as part of this Form 10-K:

EXHIBIT NO.    IDENTIFICATION OF EXHIBIT
-----------    -------------------------
2              Purchase Agreement by and among AIM Aircraft, Inc. and CyberCare, Inc. Air
                   Response Medical Corp., Global Air Rescue, Global Air Charter, Inc., and Air
                   Response North, Inc.

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

4.1            Non-qualified Stock Option Agreement between Cyber-Care, Inc. and John E. Haines dated August 26, 1999. Previously filed as an exhibit, with the same ended reference number to a Form S-8 dated February 13, 2002.

4.3            Non-qualified Stock Option Agreement between Cyber-Care, Inc. and Stephen N.
                   Xenakis dated June 11, 2001. Previously filed as an exhibit, with the same reference number to a Form S-8 dated February 13, 2002.

4.4            Non-qualified Stock Option Agreement between Cyber-Care, Inc. and Vince Colwell dated August 1, 1999. Previously filed as an exhibit, with the same reference number to a Form S-8 dated February 13, 2002.

10.1           Form of Indemnification Agreement between the Registrant and each of its directors and certain executive officers. Incorporated by reference from the exhibit with the same reference number in our Registration Statement.

10.14.1        Employment Agreement - Paul C. Pershes. Previously filed as an exhibit, with same reference number to our period ended Annual Report on Form 10-QSB for the March 31, 1997.

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

10.17          Employment Agreement - Linda Moore. Employment Agreement. Previously filed as an exhibit, with the same reference number, to our Annual Report on Form 10-KSB for the year ended December 31, 1997.

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

10.27.1        Stock Purchase Agreement by and among Cyber-Care, Inc., MIOA Acquisition Corp.
                   I, Air Response North, Inc., Global Air Charter, Inc., Global Air Rescue,
                   Inc. and Air Response Medical Transport Corp. and Lous R. Capece,
                   Jr. Previously filed as an exhibit to Form 8-K dated October 2, 2000.

10.28          Letter of Agreement between Business Management Partners, Inc. and CyberCare,
                   Inc. dated August 15, 2001. Previously filed as an exhibit to a Form S-3/A dated December 17, 2001.

10.29          Settlement Agreement by and among CyberCare Technologies, Inc., CyberCare,Inc.,
                   CardioCommand, Inc., and Maynard Ramsey III dated November 13, 2001.
                   Previously filed as an exhibit to a Form S-3/A dated December 17, 2001.

10.30          Letter Agreement between Raymond James & Associates, Inc., CyberCare, Inc. and
                   CyberCare Technologies, Inc. dated October 12, 2001. Previously filed as an exhibit to a Form S-3/A dated December 17, 2001.

10.31          Letter of Agreement between Syzex Corporation and CyberCare Technologies, Inc.
                   dated September 25, 2001. Previously filed as an exhibit to a Form S-3/A dated December 17, 2001.

10.32          Letter Agreement between Thomas, Kayden, Horstemeyer Risely, L.L.P. and
                   CyberCare, Inc. dated September 11, 2001. Previously filed as an exhibit to a Form S-3/A dated December 17, 2001.

10.33          Assignment Agreement between Jeff Spetalnick and CyberCare, Inc. dated
                   April 28, 2001. Previously filed as an exhibit to a Form S-3/A dated
                   December 17, 2001.

10.34          Assignment Agreement between Integrated Management Group, Inc. and CyberCare,
                   Inc. dated August 9, 2000. Previously filed as an exhibit to a Form S-3/A dated December 17, 2001.

10.35          Assignment Agreement between Joongeun Park and CyberCare, Inc. dated
                   May 15, 2001. Previously filed as an exhibit to a Form S-3/A dated
                   December 17, 2001.

10.36          Letter Agreement between Tri Cap Securities Inc. and CyberCare, Inc. dated
                   September 12, 2001. Previously filed as an exhibit to a Form S-3/A dated
                   December 17, 2001.

10.37          Marketing, Distribution and License Agreement by and among CyberCare
                   Technologies, Inc., CyberCare International Ltd., and CyberAmeriCare, Inc.
                   dated October 11, 2001. Previously filed as an exhibiat to a Form 8-K dated
                   October 15, 2001.

10.38          Amendment to Marketing, Distribution and License Agreement between CyberCare
                   Technologies, Inc., CyberCare International Limited, and CyberAmeriCare,
                   Inc. dated December 27, 2001. Previously filed as an exhibit to a Form 8-K dated January 16, 2002.

10.39          Purchase Agreement by and among AIM Aircraft, Inc. and CyberCare, Inc., Air
                   Response Medical Transport Corp., Global Air Rescue, Inc., Global Air
                   Charter, Inc., and Air Response North, Inc. dated October 19, 2001.
                   Previously filed as an exhibit to a Form 8-K dated December 18, 2001.

10.40          Private Equity Line Agreement by and between Strategic Investment Management SA and CyberCare, Inc. dated as of September 14, 2001. Previously filed as an exhibit to a Form S-3A dated December 17, 2001.

14D            Financial Statement Schedules

21.1           List of Subsidiaries Filed herewith

23             Consent of Ernst & Young LLP filed herewith

                                   SIGNATURES

       In accordance with the Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authoriorized.

Dated: April 15, 2002              CYBER-CARE, INC.

                                   By: //s// JOSEPH R. FORTE
                                       ---------------------
                                       Joseph R. Forte
                                       Chief Executive Officer and President

       In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     SIGNATURE                         TITLE               DATE
     ---------                         -----               ----

//s// STEVEN M. COHEN                Chief Financial      April 15, 2002
Steven M. Cohen                      Officer

//s// DANA PUSATERI                  Executive Vice       April 15, 2002
Dana Pusateri                        President and
                                     Director

//s// ALAN ADELSON                   Director             April 15, 2002
Alan Adelson

//s// TERRY LAZAR                    Director             April 15, 2002
Terry Lazar

//s// PETER MURPHY                   Director             April 15, 2002
Peter Murphy

//s// ZACHARIAH P. ZACHARIAH, M.D.   Director             April 15, 2002
Zachariah P. Zachariah

                        CyberCare, Inc. and Subsidiaries

                   Index to Consolidated Financial Statements

                                                                           Page
                                                                           ----
Report of Independent Certified Public Accountants .......................  F-2

Consolidated Balance Sheets ..............................................  F-3

Consolidated Statements of Operations ....................................  F-4

Consolidated Statements of Stockholders' Equity ..........................  F-5

Consolidated Statements of Cash Flows ....................................  F-7

Notes to Consolidated Financial Statements ...............................  F-10

                              REPORT OF INDEPENDENT
                          CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors
CyberCare, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of CyberCare, Inc. and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedules listed in the index at Item 14a. These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of CyberCare, Inc. and subsidiaries at December 31, 2001 and 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

       The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company has incurred recurring operating losses, operating cash flow deficiencies and has a working capital deficiency. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.


Ernst & Young LLP
West Palm Beach, FL
March 1, 2002

                        CYBERCARE, INC. and Subsidiaries
                           CONSOLIDATED BALANCE SHEETS
                 (In thousands, except share and per share data)

                                                                               December 31,
                                                                            2001         2000
                                                                            ----         ----
                                     ASSETS
Current Assets:
 Cash and cash equivalents                                             $     693    $  15,231
 Cash - restricted                                                           373            -
 Marketable securities                                                         -        1,500
 Trade accounts receivable, less allowance for doubtful
   accounts of $1,859 (2001) and $1,496 (2000)                             4,293        2,572
 Net assets of discontinued operations                                         -        8,687
 Inventories, net                                                          2,599        5,242
 Notes receivable - related parties, less allowance to reduce
   to realizable value of $604 (2001) and $231 (2000)                        228        2,280
 Notes and interest receivable                                             1,164        1,294
 Other current assets                                                        867          369
                                                                       ---------    ---------
   Total current assets                                                   10,217       37,175

Property and equipment, net                                                2,439        2,072
Goodwill, net                                                              5,085        5,760
Licenses, net                                                              9,992       11,282
Notes receivable                                                           2,455        2,725
Other assets                                                               1,041          719
                                                                       ---------    ---------
   Total assets                                                        $  31,229    $  59,733
                                                                       =========    =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
 Accounts payable                                                      $   3,015    $   2,933
 Accrued liabilities                                                       5,724        3,859
 Lines of credit                                                             974        1,993
 Net liabilities of discontinued operations                                1,660        1,250
 Deferred revenue                                                            746            -
 Other current liabilities                                                   254          186
                                                                       ---------    ---------
   Total current liabilities                                              12,373       10,221

Convertible subordinated debentures, net of discounts of
 $1,924 at December 31, 2001                                               8,076            -
Other liabilities                                                            361          178
                                                                       ---------    ---------
   Total liabilities                                                      20,810       10,399
                                                                       ---------    ---------

Commitments and contingencies

Stockholders' Equity:
 Preferred stock, 20,000,000 shares authorized; 19,800,000 shares
   available for issuance                                                      -            -
 Common stock, $0.0025 par value, 200,000,000 shares authorized;
   67,827,992 and 64,775,282 shares issued and outstanding at
   December 31, 2001 and 2000, respectively                                  170          162
 Capital in excess of par                                                127,055      120,224
 Stock subscriptions receivable                                           (4,740)      (3,903)
 Accumulated other comprehensive income                                        -            1
 Accumulated deficit                                                    (112,066)     (67,150)
                                                                       ---------    ---------
   Total stockholders' equity                                             10,419       49,334
                                                                       ---------    ---------

   Total liabilities and stockholders' equity                          $  31,229    $  59,733
                                                                       =========    =========

See Notes to Consolidated Financial Statements.

                        CYBERCARE, INC. and Subsidiaries
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (In thousands, except share and per share data)

                                                                                Year ended December 31,
                                                                        2001              2000              1999
                                                                        ----              ----              ----
Net sales                                                           $     18,241      $    19,320       $    16,844
                                                                    ------------      -----------       -----------
Costs and expenses:
 Cost of services                                                         15,777           12,702             7,754
 Selling, general and administrative                                      17,626           16,944             9,413
 Research and development                                                 13,128            9,312               349
 Depreciation and amortization                                             2,225            1,984               822
 (Gain) loss on sale of subsidiaries                                         (92)           1,323            (1,256)
 Non-recurring severance and settlement costs                              2,897                -                 -
                                                                    ------------      -----------       -----------
    Total costs and expenses                                              51,561           42,265            17,082
                                                                    ------------      -----------       -----------

Operating loss                                                           (33,320)         (22,945)             (238)
                                                                    ------------      -----------       -----------

Other income (expense):
 Interest income                                                           1,264            1,859                93
 Interest expense                                                         (1,089)            (541)           (1,283)
 Amortization of beneficial conversion feature and discount                 (546)            (657)           (8,572)
 Write-off of investment in securities                                         -           (2,425)                -
                                                                    ------------      -----------       -----------
    Total other expense, net                                                (371)          (1,764)           (9,762)
                                                                    ------------      -----------       -----------

Loss from continuing operations                                          (33,691)         (24,709)          (10,000)

Discontinued operations:
 Loss from operations of discontinued businesses                               -           (1,627)             (118)
 Estimated loss on disposal of discontinued businesses                   (11,225)          (2,362)             (690)
                                                                    ------------      -----------       -----------

Net loss                                                            $    (44,916)     $   (28,698)      $   (10,808)
                                                                    ============      ===========       ===========

Loss per common share - basic and diluted:
 Loss from continuing operations                                    $      (0.51)     $     (0.40)      $     (0.30)
 Discontinued operations                                                   (0.17)           (0.07)            (0.03)
                                                                    ------------      -----------       -----------
 Net loss                                                           $      (0.68)     $     (0.47)      $     (0.33)
                                                                    ============      ===========       ===========

Weighted average common shares outstanding                            65,670,673       61,147,042        32,882,376
                                                                    ============      ===========       ===========

See Notes to Consolidated Financial Statements.

                        CYBERCARE, INC. and Subsidiaries
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                        (In thousands, except share data)

                                                                                                         ACCUMULATED
                                                                                               STOCK        OTHER
                                                                             CAPITAL IN    SUBSCRIPTION  COMPREHENSIVE
                                   PREFERRED STOCK         COMMON STOCK     EXCESS OF PAR   RECEIVABLE   INCOME (LOSS)
                                   ---------------         ------------     -------------   ----------   -------------
                                  SHARES     AMOUNT     SHARES     AMOUNT
                                  ------     ------     ------     ------
Balance - December 31, 1998       21,591    $   216   23,352,924  $    59    $   38,915      $  (1,050)    $        -

Repurchase of preferred stock    (21,591)      (216)           -        -             -              -              -
Common stock and
 warrants issued for
 Acquisitions                          -          -   12,583,293       31        14,399              -              -
Conversion of debentures               -          -    7,904,668       20         5,228              -              -
Common stock issued for
 services and interest expense         -          -      640,777        2           558              -              -
Common stock received as
 consideration for sale of
 Subsidiary                            -          -   (1,598,842)      (4)       (2,800)             -              -
Common stock issued upon
 exercise of stock options
 and warrants                          -          -    5,738,045       14         5,682         (3,605)             -
Interest-beneficial conversion
 feature                               -          -            -        -         8,572              -              -
Fair market value of detachable
 warrants issued with
 subordinated debentures               -          -            -        -         9,034              -              -
Common stock issued to
 repay long-term debt                  -          -      118,223        -            71              -              -
Common stock issued to
 settle lawsuit                        -          -      296,000        1           151              -              -
Common stock issued through
 employee stock purchase plan          -          -        6,239        -            28              -              -
Unrealized loss on investment
 in equity securities                  -          -            -        -             -              -         (1,768)
Net loss                               -          -            -        -             -              -              -

Comprehensive loss
Common stock returned upon
 employee separation                   -          -     (386,667)      (1)         (289)             -              -
                                 -------    -------   ----------  -------    ----------      ---------     ----------

Balance - December 31, 1999            -          -   48,654,660      122        79,549         (4,655)        (1,768)

Common stock returned by
 officers to repay stock
 subscription receivable               -          -     (133,225)                (1,638)         1,638              -
Conversion of debentures               -          -    8,985,941       22        16,152              -              -
Reclass of deferred financing
 costs upon conversion of
 debentures                            -          -            -        -        (6,174)             -              -
Common stock issued under
 earn out arrangement                  -          -       70,942        -           332              -              -
Exercise of warrants and stock
 options - cash                        -          -    5,533,516       14         5,079              -              -
Common stock issued in
 exchange for stock
 subscription receivable               -          -       60,000        -           360           (360)             -
Exercise of warrants and stock
 options - non-cash                    -          -      126,669        -           526           (526)             -
Common stock issued for
 services rendered                     -          -       29,091        -           141              -              -
Common stock received on
 payoff of note                        -          -      (35,371)       -          (163)             -              -
Shares issued to settle lawsuit                           75,000        -           159                             -
Common stock issued to
 repay long-term debt                  -          -       51,000        -           607              -              -
Sale of common stock                   -          -    1,795,546        5        27,489              -              -
Fair market value of warrants
 issued for consulting services        -          -            -        -           368              -              -
Write-off of investment in
 Westmark Group Holdings               -          -            -        -             -              -          1,768
Common stock issued to
 purchase domain name                  -          -       15,000                    101              -              -
Repurchase of common stock             -          -     (117,900)                  (344)             -              -
Common stock issued under
 employee stock purchase plan          -          -       10,334                     79              -              -
Stock returned as partial
 consideration for sale of
 Air Response                          -          -     (345,921)      (1)       (2,399)             -              -
Net loss                               -          -            -        -             -              -              -
Unrealized gain on investment
 in equity securities                  -          -            -        -             -              -              1

Comprehensive loss                     -          -            -        -             -              -              -
                                 -------    -------   ----------  -------    ----------      ---------     ----------

Balance - December  31, 2000           -          -   64,775,282      162       120,224         (3,903)             1

                                                     TOTAL
                                 ACCUMULATED     STOCKHOLDERS
                                   DEFICIT           EQUITY
                                 -----------     ------------
Balance - December 31, 1998     $    (27,644)    $  10,496

Repurchase of preferred stock              -          (216)
Common stock and
 warrants issued for
 Acquisitions                              -        14,430
Conversion of debentures                   -         5,248
Common stock issued for
 services and interest expense                         560
Common stock received as
 consideration for sale of
 Subsidiary                                -        (2,804)
Common stock issued upon
 exercise of stock options
 and warrants                              -         2,091
Interest-beneficial conversion
 feature                                   -         8,572
Fair market value of detachable
 warrants issued with
 subordinated debentures                   -         9,034
Common stock issued to
 repay long-term debt                      -            71
Common shares issued to
 settle lawsuit                            -           152
Common stock issued through
 employee stock purchase plan              -            28
Unrealized loss on investment
 in equity securities                      -        (1,768)
Net loss                             (10,808)      (10,808)
                                --------------------------
Comprehensive loss                                 (12,576)
                                                 =========
Common shares returned upon
 employee separation                       -          (290)
                                ------------     ---------

Balance - December 31, 1999          (38,452)       34,796

Common stock returned by
 officers to repay stock
 subscription receivable                                 -
Conversion of debentures                   -        16,174
Reclass of deferred financing
 costs upon conversion of
 debentures                                -        (6,174)
Common stock issued under
 earn out arrangement                      -           332
Exercise of warrants and stock
 options - cash                            -         5,093
Common stock issued in
 exchange for stock
 subscription receivable                   -             -
Exercise of warrants and stock
 options - non-cash                        -             -
Common stock issued for
 services rendered                         -           141
Common stock received on
 payoff of note                            -          (163)
Shares issued to settle lawsuit            -           159
Common stock issued to
 repay long-term debt                      -           607
Sale of common stock                       -        27,494
Fair market value of warrants
 issued for consulting services            -           368
Write-off of investment in
 Westmark Group Holdings                   -         1,768
Common stock issued to
 purchase domain name                      -           101
Repurchase of common shares                -          (344)
Common stock issued under
 employee stock purchase plan              -            79
Shares returned as partial
 consideration for sale of
 Air Response                              -        (2,400)
Net loss                             (28,698)      (28,698)
Unrealized gain on investment
 in equity securities                      -             1
                                --------------------------
Comprehensive loss                                 (28,697)
                                ------------     =========

Balance - December  31, 2000         (67,150)       49,334

See Notes to Consolidated Financial Statements.

                        CYBERCARE, INC. and Subsidiaries
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                        (In thousands, except share data)

                                                                                                       STOCK
                                                                                 CAPITAL IN        SUBSCRIPTION
                                       PREFERRED STOCK        COMMON STOCK      EXCESS OF PAR        RECEIVABLE
                                       ---------------        ------------      -------------      ------------
                                      SHARES     AMOUNT     SHARES     AMOUNT
                                      ------     ------     ------     ------
Exercise of stock options
 non-cash                                                     82,432           -             -                -
Common stock received in
 repayment of stock
 subscription receivable                    -          -     (22,048)          -           (65)              63
Common stock issued for
 contract settlement                        -          -     125,000           -           152                -
Exercise of warrants and stock
 options - cash                             -          -   1,751,470           4         1,506                -
Common stock issued in
 exchange for stock
 subscription receivable                    -          -     825,000           2           898             (900)
Common stock issued for
 services rendered                          -          -     114,768           1           146                -
Common stock issued for
 prepaid marketing fee                      -          -     181,818           -           200                -
Common stock issued for
 accrued interest                           -          -      92,456           -           366                -
Common stock issued for
 interest expense                           -          -     193,729           1           287                -
Common stock received on
 repayment of note receivable               -          -    (185,000)                     (299)
Common stock issued to settle
 lawsuit                                    -          -      33,060           -           125                -
Fair market value of warrants
 issued for consulting services             -          -           -           -           780                -
Fair market value of
 detachable warrants issued
 with debentures                            -          -           -           -         2,422                -
Common stock issued to
 purchase domain name                       -          -       6,240           -            15                -
Common stock issued under
 employee stock purchase plan               -          -      64,484           -            79                -
Common stock issued under
 retirement  plan                           -          -      29,301           -            61                -
Common stock received as
 partial consideration for sale
 of business                                -          -    (240,000)          -          (805)               -
Stock option valuation
 adjustment from related
 party                                      -          -           -           -           729                -
Interest - beneficial conversion
 feature on convertible
 debentures                                 -          -           -           -           234                -
Net loss                                    -          -           -           -             -                -
Realized gain on marketable
 securities                                 -          -           -           -             -                -

Comprehensive loss                          -          -           -           -             -                -
                                      --------- --------- ----------   ---------     ---------        ---------

Balance - December 31,2001                  -    $     -  67,827,992    $    170     $ 127,055          $(4,740)
                                      ========= ========= ==========   =========     =========        =========

                                         ACCUMULATED
                                            OTHER                             TOTAL
                                        COMPREHENSIVE       ACCUMULATED    STOCKHOLDERS `
                                         INCOME (LOSS)        DEFICIT        EQUITY
                                          ------------         SHARES         AMOUNT
                                                               ------         -------
Exercise of stock options
 non-cash                                       -                  -            -
Common stock received in
 repayment of stock
 subscription receivable                        -                  -           (2)
Common stock issued for
 contract settlement                            -                  -          152
Exercise of warrants and stock
 options - cash                                 -                  -        1,510
Common stock issued in
 exchange for stock
 subscription receivable                        -                  -            -
Common stock issued for
 services rendered                              -                  -          147
Common stock issued for
 prepaid marketing fee                          -                  -          200
Common stock issued for
 accrued interest                               -                  -          366
Common stock issued for
 interest expense                               -                  -          288
Common stock received on
 repayment of note receivable                   -                  -         (299)
Common stock issued to settle
 lawsuit                                        -                  -          125
Fair market value of warrants
 issued for consulting services                 -                  -          780
Fair market value of
 detachable warrants issued
 with debentures                                -                  -        2,422
Common stock issued to
 purchase domain name                           -                  -           15
Common stock issued under
 employee stock purchase plan                   -                  -           79
Common stock issued under
 retirement  plan                               -                  -           61
Common stock received as
 partial consideration for sale
 of business                                    -                  -         (805)
Stock option valuation
 adjustment from related
 party                                          -                  -          729
Interest - beneficial conversion
 feature on convertible
 debentures                                     -                  -          234
Net loss                                        -            (44,916)     (44,916)
Realized gain on marketable
 securities                                    (1)                 -           (1)
                                                        -------------------------
Comprehensive loss                                                        (44,917)
                                        ---------       ------------    =========

Balance - December 31, 2001             $       -       $   (112,066)   $  10,419
                                        =========       ============    =========

See Notes to Consolidated Financial Statements.

                        CYBERCARE, INC. and Subsidiaries
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                  YEAR ENDED DECEMBER 31,
                                                                                  -----------------------
                                                                               2001        2000        1999
                                                                               ----        ----        ----
Cash Flows from Operating Activities:
  Net loss                                                                 $(44,916)   $(28,698)   $(10,808)
   Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation                                                               656         398         221
     Amortization                                                             1,569       1,586         601
     Provision for doubtful accounts                                          2,876       2,749          30
     Reserve for excess and obsolete inventory                                2,364           -           -
     Inventory used for R&D activities                                        2,536           -           -
     Write-off of investment in securities                                        -       2,425           -
     Amortization of beneficial conversion feature and discount                 546         657       8,572
     Gain on sale of investments                                                  -           -        (170)
     Common stock issued for services and interest expense                      435         509         560
     Common stock issued to settle lawsuits                                     152         159           -
     Warrants issued in exchange for services                                   780           -           -
     Stock option valuation adjustment from related party                       729           -           -
     Net liabilities of discontinued operations                                 410      (1,016)       (335)
     Net assets of discontinued operations                                   (2,652)     (3,149)     (1,752)
     (Gain) loss on sale of subsidiary                                          (92)      1,323      (1,256)
     Estimated loss on disposal of discontinued operations                   11,225       2,362         690
     Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
         Trade accounts receivable                                           (4,189)     (3,496)       (894)
         Inventories                                                         (2,258)     (4,949)       (125)
         Notes receivable and other current assets                             (615)        168         227
         Accounts payable                                                       146       1,840      (1,280)
         Accrued and other current liabilities                                3,150       2,543        (908)
                                                                           --------    --------    --------
            Net cash used in operating activities                           (27,148)    (24,589)     (6,627)
                                                                           --------    --------    --------

Cash Flows from Investing Activities:
  Purchase of marketable securities                                          (2,011)    (15,561)          -
  Proceeds from sale of marketable securities                                 3,511      14,062           -
  Restricted cash                                                              (373)          -           -
  Capital expenditures, net                                                    (532)       (879)       (667)
  Cash paid for deferred costs                                                    -           -      (2,806)
  Proceeds from sale of subsidiary                                                -         375         352
  Repayments from (advances to) related parties, net                          1,109      (2,698)        (82)
  Change in intangibles, notes receivable  and other assets                     635      (2,656)       (397)
  Proceeds from sale of investment in securities                                  -           -          61
  Cash (transferred to) received from dispositions and acquisitions, net          -      (1,229)         97
                                                                           --------    --------    --------
            Net cash provided by (used in) investing activities               2,339      (8,586)     (3,442)
                                                                           --------    --------    --------

Cash Flows from Financing Activities:
  Other liabilities                                                            (299)        (60)       (410)
  Common stock issued through employee stock purchase plan                       79          79          28
  Net borrowings (repayments) under lines of credit                          (1,019)        146         637
  Proceeds from exercise of stock options and warrants                        1,510       5,093       2,091
  Proceeds from sale of common stock                                              -      27,494           -
  Repurchase of common shares                                                     -        (344)          -
  Proceeds of (repayment from) subordinated debentures                            -        (368)          -
  Proceeds from sale of convertible debentures                               10,000       4,667      18,723
                                                                           --------    --------    --------
  Net cash provided by financing activities                                  10,271      36,707      21,069
                                                                           --------    --------    --------

  Net change in cash and cash equivalents                                   (14,538)      3,532      11,000
  Cash and cash equivalents at beginning of year                             15,231      11,699         699
                                                                           --------    --------    --------
  Cash and cash equivalents at end of year                                 $    693    $ 15,231    $ 11,699
                                                                           ========    ========    ========

Supplemental Disclosures of Cash Flow Information:
  Cash paid for interest                                                   $    702    $  1,146    $  2,136
                                                                           ========    ========    ========

See Notes to Consolidated Financial Statements.

                        CYBERCARE, INC. and Subsidiaries
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

Supplemental disclosures of non-cash investing                            2001        2000        1999
and financing activities:                                                 ----        ----        ----
Common  stock received  inrepayment of stock
 subscription receivable and accrued interest                          $   (65)   $      -   $       -
Common stock matching contribution issued to retirement plan                61           -           -
Common stock issued to settle lawsuit                                      125           -           -
Common stock issued for payment of long term debt                            -         607          71
Common stock issued for accrued interest                                   366           -           -
Common stock issued  in  exchange for stock
 subscription receivable                                                   900         886       3,605
Conversion of debentures to common stock                                     -      16,174       5,248
Reclass of deferred financing costs upon
 conversion of debentures                                                    -       6,174           -
Fair market value of detachable warrants issued
with  convertible subordinated debentures                                2,422           -       9,034
Beneficial conversion feature on convertible debentures                    234           -           -
Common stock issued under earn-out arrangement                               -         332           -
Common stock received as partial consideration
for sale  of business                                                     (805)     (2,400)     (2,804)
Common stock received on repayment of
 related party note receivable                                            (299)       (163)          -
Common stock issued in exchange for goods and services                     215         101           1
Property and equipment purchases financed by other liabilities             568           -           -

See Notes to Consolidated Financial Statements

                        CYBERCARE, INC. and Subsidiaries
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

Supplemental disclosures of non-cash investing and financing activities (continued):

The following is a summary of the significant non-cash amounts that resulted from the Company's acquisitions and dispositions:

                                                                                Year ended December 31,
                                                                          2001             2000            1999
                                                                          ----             ----            ----
Assets (disposed) acquired:
  Accounts receivable, net                                              $   (196)       $ (1,897)        $    125
  Property and equipment, net                                                (76)            (94)             395
  Goodwill, net                                                             (412)            (30)             218
  Licenses, net                                                                -               -           12,987
  Other assets                                                                 -          (1,736)             135
                                                                        --------        --------         --------
     Assets (disposed) acquired                                             (684)         (3,757)          13,860
                                                                        --------        --------         --------
Liabilities (transferred) assumed:
  Accounts payable                                                           (64)            (57)           1,420
  Accrued expenses and short-term debt                                       (20)         (3,386)             756
  Long-term debt                                                               -            (375)             251
                                                                        --------        --------         --------
     Liabilities (transferred) assumed                                       (84)         (3,818)           2,427
                                                                        --------        --------         --------
Fair value of common stock and warrants (issued) transferred                (600)         (1,168)          11,530
                                                                        --------        --------         --------
Cash (transferred to) received from dispositions and  acquisitions      $      -        $ (1,229)        $     97
                                                                        ========        ========         ========

See Notes to Consolidated Financial Statements.

                        CYBERCARE, INC. and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001
                 (In thousands, except share and per share data)

1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND BASIS OF PRESENTATION

       CyberCare, Inc. ("CyberCare" or the "Company") is a holding company which is comprised of a healthcare software technology solutions business; a physical therapy and rehabilitation business; and a pharmacy business. The physical therapy and rehabilitation business comprises 42 clinics in the state of Florida. The pharmacy supports approximately 4,000 patients in about 84 assisted living centers in Florida and is licensed for mail order distribution across all fifty states. The technology business is intended to improve the delivery of care through its patented technology and intellectual property. Our technologies segment offerings include cost effective, patient centric, network, point to point, mobile and internet based ASP applications to create an interactive community incorporating all members of the care team in the healthcare delivery process. Utilizing patented technology for remote monitoring and real-time interactive communications, applications focus on the chronically ill, wellness management, physician oversight and wound care.

GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, the Company incurred a net loss for 2001 of $44,916, negative cash flow from operations of $27,148 and a working capital deficiency of $2,156 at December 31, 2001. These factors, among others, may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

The consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations, to obtain additional financing, and ultimately, to attain successful operations. There can be no assurances that such capital will be available to the Company on acceptable terms, or at all.

In addition, on April 12, 2002, the Company entered into an agreement with accredited investors for an additional $10,000 - $15,000 of capital. Funding of this amount is contingent upon the Company achieving certain milestones. There can be no assurances that the Company will achieve these milestones. Management is also continuing to assess the Company's operating structure for the purpose of further reducing ongoing expenses, increasing sources of revenue and seeking additional funding.

                        CYBERCARE, INC. and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001
                 (In thousands, except share and per share data)

1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

FUTURE CAPITAL NEEDS

For the year ended December 31, 2001, the Company incurred significant operating losses and a cash flow deficiency. The Company expects to incur additional losses in 2002 as it carries out its business strategy of marketing its EHC family of products and system. The Company may raise funds through the sale of non-tele-health assets, and plans to reduce discretionary spending and obtain additional equity or debt financing. There is no assurance that the Company will be able to raise the necessary funds.

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the activity of CyberCare, Inc. and its wholly-owned and majority-owned subsidiaries. All inter-company transactions and balances have been eliminated in consolidation.

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting and Standards Board ("FASB") issued Statements of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations", and No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets". SFAS 141 requires that all business combinations initiated after June 30, 2001 be accounted for under a single method - the purchase method. Use of the pooling-of-interests method is no longer permitted. SFAS 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment upon initial adoption of the Statement and on an annual basis going forward. The amortization of goodwill will cease upon adoption of SFAS 142. The provisions of SFAS 142 will be effective for fiscal years beginning after December 15, 2001. The Company is required to adopt SFAS 142 in the first quarter of fiscal year 2002. The Company believes that the adoption of these standards will have no material impact on its financial statements or results of operations except for elimination of amortization of Goodwill of approximately $290 per year.

SOFTWARE DEVELOPMENT COSTS

The Company follows SFAS No. 86, ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE TO BE SOLD, LEASED OR OTHERWISE MARKETED in accounting for costs incurred to develop the software included in certain of its product offerings. Through December 31, 2001, such costs have been expensed as incurred and are included in research and development in the accompanying consolidated statements of operations.

                        CYBERCARE, INC. and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001
                 (In thousands, except share and per share data)

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

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include investments in highly-liquid debt instruments with original maturities of three months or less. At December 31, 2001 and 2000, the Company had cash equivalents and short-term marketable security balances in major financial institutions that exceed federal deposit insurance limits. These financial institutions have strong credit ratings and management believes that credit risk related to these deposits is minimal.

CASH - RESTRICTED

Cash-restricted includes cash that is restricted as a result of certain of the Company's current obligations and is not available to fund operations. At December 31, 2001 and 2000, the Company had cash - restricted of $373 and $0, respectively.

INVENTORIES

Inventories are stated at the lower of cost or market. Cost is determined using the first in, first out method. Provisions, when required, are made to reduce or increase excess and obsolete inventories to their estimated net realizable value. Finished goods and work in process inventories include material, labor and manufacturing overhead costs. Inventories consist of the following at December 31:

                                     2001          2000
                                     ----          ----
     Component parts                $1,616        $1,790
     Work-in-process                    29           541
     Finished goods                    954         2,911
                                    ------        ------
                                    $2,599        $5,242
                                    ======        ======

                        CYBERCARE, INC. and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001
                 (In thousands, except share and per share data)

1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Included in finished goods as of December 31, 2001 is $841 of inventory that has been shipped to but not installed and accepted by customers. Of this amount, approximately $702 is recorded as deferred revenue as it did not meet the revenue recognition criteria of Staff Accounting Bulletin (SAB) No. 101, while the remainder of deferred revenue at December 31, 2001 relates to deferred network fees.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets. The estimated lives of the Company's property and equipment range from five to seven years. Property and equipment consist of the following at December 31:

                                                              2001             2000
                                                              ----             ----
     Furniture and office equipment                         $2,885           $2,070
     Medical, manufacturing and computer equipment             726              683
     Property and improvements                                 227              133
                                                            ------           ------
                                                             3,838            2,886
     Less accumulated depreciation                          (1,399)            (814)
                                                            ------           ------
                                                            $2,439           $2,072
                                                            ======           ======

GOODWILL

Goodwill is amortized on a straight-line basis over estimated useful lives and consists of the following at December 31:

                                 Straight-Line
                                 Amortization
                                 Period (Years)         2001         2000
                                 --------------         ----         ----
   Goodwill                            5-25        $   5,792    $   6,455
   Less accumulated amortization                        (707)        (695)
                                                   ---------    ----------
                                                   $   5,085    $   5,760
                                                   =========    ==========

                        CYBERCARE, INC. and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001
                 (In thousands, except share and per share data)

1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

LICENSES

Licenses consist of healthcare technology licenses and are amortized on a straight-line basis over estimated useful lives. Licenses consist of the following at December 31:

                                           Straight-Line
                                           Amortization
                                           Period (Years)          2001     2000
                                           --------------          ----     ----
     Healthcare technology licenses              10              12,860   12,860
     Less accumulated amortization                               (2,868)  (1,578)
                                                               --------  -------
                                                                $ 9,992  $11,282
                                                               ========  =======

LONG-LIVED ASSETS

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF, long-lived assets, including goodwill, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Recoverability of assets is measured by comparison of the carrying amount of the assets to net future undiscounted cash flows expected to be generated from the assets. No impairment has been recognized in the accompanying consolidated financial statements.

MARKETABLE SECURITIES

The Company's marketable securities are considered "available for sale" and, as such, are stated at market value. Net unrealized gains and losses on marketable securities are reported as part of accumulated other comprehensive income in the accompanying December 31, 2000 consolidated balance sheet. Realized gains or losses from sale of marketable securities are based on the specific identification method and included in the accompanying consolidated statement of operations for the year ended December 31, 2001.

WARRANTY COSTS
Estimated costs related to product warranties are accrued at the time products are sold.

SHIPPING AND HANDLING COSTS
Shipping and handling costs are expensed as incurred and are included in cost of services.

RESEARCH AND DEVELOPMENT
Research and development costs are expensed as incurred.

                        CYBERCARE, INC. and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001
                 (In thousands, except share and per share data)

1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

NON-RECURRING SEVERANCE AND SETTLEMENT COSTS

During 2001, the Company incurred certain non-recurring expenses relating to the settlement of certain litigation amounting to approximately $1,158, severance payments to several former executives amounting to approximately $780, a charge in the amount of $709 for the fair market value of options to one of our former executives due to the forgiveness of interest due on a stock subscription receivable and a $250 cash payment expensed upon termination of a contract.

INVESTMENT IN SECURITIES

The Company determined that its investment in Westmark Group Holdings was permanently impaired and, as a result, wrote-off the investment during 2000. The write-off was recorded as a $2,425 write-off of investment in securities in the accompanying consolidated statement of operations for the year ended
December 31, 2000.

REVENUE RECOGNITION

The Company generates revenue primarily by providing therapy and related services, the sale of prescription drugs and, to a lesser extent during 2001 and 2000, the sale of technology equipment and related network access fees. The Company recognizes revenue when services have been rendered or delivery has occurred, the price of the product or service is fixed or determinable and collectiblity is reasonably assured. Additionally, certain of the Company's 2001 technology equipment shipments were made to resellers. Given the fact that a number of the Company's resellers are still relatively new to the tele-health marketplace and undercapitalized, certain third and fourth quarter shipments have been recorded as deferred revenue in the accompanying consolidated balance sheet as of December 31, 2001 pending installation of and payment for these units.

The Company bills Medicare and Medicaid for certain of its product sales and services provided. Medicare and Medicaid reimbursements ("third-party") are recognized based on allowable charges. The difference between the Company's established billing rates and contracted or anticipated reimbursement rates is recorded as a contractual allowance and offset against net revenue. These revenues are subject to audit and retroactive adjustment by the respective third-party fiscal intermediaries. Except as disclosed in footnote 5 herein, in the opinion of management, retroactive adjustments, if any, would not be material to the financial statements of the Company.

                        CYBERCARE, INC. and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001
                 (In thousands, except share and per share data)

1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Laws and regulations governing the Medicare and Medicaid programs are extremely complex and subject to interpretation. As a result, it is reasonably possible that recorded estimates may change by material amounts in subsequent years. The Company believes that it is in compliance with all applicable laws and regulations and is not aware of any pending or threatened investigations involving allegations of potential wrongdoing that would have a material adverse impact on the Company's consolidated financial position or operations other than those disclosed in footnote 5. While no such regulatory inquiries have been made other than those disclosed in footnote 5 herein, compliance with such laws and regulations can be subject to future government review and interpretation as well as significant regulatory action including fines, penalties, and exclusion from the Medicare and Medicaid programs. Changes in the Medicare and Medicaid programs and the reduction of funding levels could have an adverse impact on the Company.

LOSS PER COMMON SHARE

Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock. Diluted loss per share is determined by dividing net loss by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding. Shares of common stock that are issuable upon the exercise of options and warrants, or upon conversion of debentures, have been excluded from the 2001, 2000 and 1999 per share calculations because their effect would have been anti-dilutive. Such shares amounted to 4,188,424, 9,816,742 and 2,577,221 at December 31, 2001, 2000 and
1999, respectively.

RECLASSIFICATIONS

Certain reclassifications have been made in the 2000 and 1999 financial statements to conform with the 2001 presentation.

FAIR VALUE INFORMATION

The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it is practicable to estimate that value:

Cash and cash equivalents, restricted cash, trade accounts receivable and accounts payable - the carrying amounts approximate fair value because of the short maturity of those instruments.

                        CYBERCARE, INC. and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001
                 (In thousands, except share and per share data)

1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Marketable securities - marketable securities are carried at fair market value which is determined by quoted market prices.

Convertible subordinated debentures - the fair value of the Company's convertible subordinated debentures was approximately $9,574 at December 31, 2001. The fair value of the convertible subordinated debentures was determined by comparing the fair value of similar issues of debt by other companies as well as taking into account the interest rate of the debt and the value of the Company's common stock at December 31, 2001. No debentures were outstanding at December 31, 2000.

2.  ACQUISITIONS, DISPOSITIONS AND DISCONTINUED OPERATIONS

AIR AMBULANCE TRANSPORT ACQUISITION & DISPOSITION - Effective March 1, 1999, the Company acquired 100% of the outstanding common stock of Air Response North, Inc. ("Air Response") in exchange for 3,866,667, shares of common stock valued at $0.75 per share. The $1,015 excess of the purchase price over the fair market value of the net assets acquired was recognized as goodwill.

Effective September 2, 2000, the Company entered into an agreement (the "ARMT Agreement") to sell the subsidiaries (which include Air Response) that comprise its international air ambulance transport segment ("Air") to a former board member of the Company and to Air Response Medical Transport Corp. ("ARMT") for $8,500 plus assumption of all debts related to the subsidiaries' operations. Under the terms of the ARMT Agreement, ARMT paid $2,400 in CyberCare common stock and issued a $6,100 short-term note bearing interest at 10% (the "ARMT Note"), which was collateralized by substantially all of the Air assets and 345,921 shares of the Company's common stock held in escrow. ARMT also assumed all of Air's debt, which aggregated approximately $18,400 on September 2, 2000, in accordance with the ARMT Agreement. Air revenues aggregated $15,730, $13,780 and $21,055 for the years ended December 31, 2001, 2000 and 1999, respectively.

                        CYBERCARE, INC. and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001
                 (In thousands, except share and per share data)

2.  ACQUISITIONS, DISPOSITIONS AND DISCONTINUED OPERATIONS (continued)

The Company expected that the sale of Air to ARMT would have been completed by September 2001. Due to unprofitable operations and the inability of ARMT to raise sufficient capital, ARMT ultimately defaulted on the ARMT Note on October 1, 2001, upon which, the Company gained control of ARMT (and the operating subsidiaries), and thus regained control of Air. Also, the Company retained all CyberCare common shares received as consideration in the original transaction. Upon notification of default and waiver by the former board member of any ownership right in ARMT and Air, the Board of Directors again approved the disposal of Air and the Company began actively searching for a new buyer.

Effective September 30, 2001, the Company entered into an agreement to sell the operating subsidiaries comprising Air to Global Air Response, an unrelated party ("GAR"). The transaction was not completed because certain guarantees made by certain of the operating subsidiaries could not be released to the satisfaction of GAR. Key management personnel of Air, along with certain unrelated third parties, expressed an interest in acquiring the business under the same terms as the GAR transaction. In anticipation of this transaction, Air's key management team setup a corporation ("AIM").

Effective December 3, 2001, the Company entered into a transaction with AIM (the "AIM Agreement") in which AIM assumed the office/hangar leases on the physical locations, purchased the existing furniture, fixtures and equipment (except aircraft) and acquired the corporate telephone numbers, corporate names, employees and the Federal Aviation Administration ("FAA") 135 Certificate of Air. The Company retained ownership of the Air aircraft and intends to sell such aircraft as soon as is practicable. Until the aircraft are sold, the Company will remain liable for approximately $13,700 of lease agreements owed on the aircraft. Although the Company intends to sell the aircraft, AIM has agreed to lease certain of the aircrafts for as long as the Company still owns them, up to a maximum of 30 months, for use in its business. The Company has the right to sell any of the leased aircraft at any time to a third party upon providing AIM a thirty day right-of-first-refusal to match the third party offer following the Company's receipt of the third party offer. If AIM does not exercise its right, the Company can consummate the sale of the aircraft to a third party, after which time the Company would have no further obligation under its aircraft leases.

                        CYBERCARE, INC. and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001
                 (In thousands, except share and per share data)

2.  ACQUISITIONS, DISPOSITIONS AND DISCONTINUED OPERATIONS (continued)

Under the terms of the AIM Agreement, AIM issued a $5,000 promissory note (the "AIM Note") which bears interest at 6% and is convertible into a 19.9% dilutable, non-voting interest in AIM. Repayment of the AIM Note, including interest, is contingent upon AIM obtaining agreed upon levels of net distributable profits (as defined) of the business. Due to the uncertainty surrounding collection of such payments, the Company has fully reserved the AIM Note and included the amount in the calculation of the "Estimated loss on disposal of discontinued businesses" in the accompanying consolidated statement of operations for the year ended December 31, 2001. Also, included in the 2001 "Estimated loss on disposal of discontinued businesses" is a write-off of all amounts owed under the defaulted ARMT Agreement discussed above.

The Company is accounting for Air as a discontinued operation until the Company sells all of its leased aircraft and is removed from the related lease guarantees. At December 31, 2001, the Company had a $1,000 accrual for estimated future operating losses of Air, which is included in the 2001 "Estimated loss on disposal of discontinued businesses" in the accompanying consolidated statement of operations.

In addition, the $1,627 and $118 net operating results of Air have been reported as "Loss from operations of discontinued businesses" in the accompanying consolidated statements of operations for the years ended December 31, 2000 and 1999, respectively. Also, this segment reported an $11,028 and $870 "Estimated loss on disposal of discontinued businesses" in the accompanying consolidated statements of operations for the years ended December 31, 2001 and 2000, respectively.

During 2000, the Board of Directors of the Company approved a dividend to all shareholders of record on March 31, 2000 of 5% of the consideration received from the sale of the air ambulance segment (cash and common stock). As of March 25, 2002, the Company has not paid the dividend.

PHYSICIAN PRACTICE - Effective January 26, 2001, the Company sold certain assets and related liabilities of its physician practice to a related party in exchange for the return of 140,000 common shares of the Company owned by the related party valued at $692. The Company recognized a gain in the amount of $92 on this transaction.

SOUTHEAST ACQUISITION & DISPOSITION - Effective August 1, 1999, the Company acquired 100% of the outstanding common stock of Southeast Medical Centers, Inc. ("Southeast") in exchange for consideration that is contingent upon Southeast achieving certain agreed upon pre-tax profit levels. During 2000, the Company issued contingent consideration payments of 70,942 shares (valued at $332). The excess of the liabilities assumed over the fair market value of the net assets of approximately $162 was recognized as goodwill. Effective January 7, 2002, the Company disposed of 100% of the stock in the subsidiary to the former owners in consideration for a $281 note (see footnote 15).

                        CYBERCARE, INC. and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001
                 (In thousands, except share and per share data)

2.  ACQUISITIONS, DISPOSITIONS AND DISCONTINUED OPERATIONS (continued)

HELP INNOVATIONS ACQUISITION - Effective November 15, 1999, the Company acquired certain assets of HELP Innovations, Inc. ("HELP"). In exchange for these assets, the Company issued 1,334,000, shares of common stock to HELP valued at $2,709, or $2.03 per share. The $2,396 excess of the purchase price over the fair market value of the net assets acquired was recognized as healthcare technology licenses.

CYBERCARE TECHNOLOGIES ACQUISITION - Effective September 1, 1999, the Company acquired 100% of the outstanding common stock of Cybercare, Inc., a Georgia Corporation ("Cybercare Technologies"), in exchange for 7,324,996, shares of common stock valued at $1.12 per share and options to purchase 934,997 shares of the Company's common stock with a fair value of $554. The $10,472 excess of the purchase price over the fair market value of the net assets acquired was recognized as healthcare technology licenses.

By acquiring CyberCare Technologies the Company received Cybercare Technologies' exclusive worldwide license to manufacture, sell and use the Electronic HouseCall-Registered Trademark- system throughout the world. Cybercare Technologies, as licensee, is obligated to pay the licensors
$2,100 over a three-year period for additional research and development and a 4% royalty on all Electronic HouseCall-Registered Trademark-unit sales.

CAROLINA DISPOSITION - The Company originally acquired 100% of the outstanding common stock of Carolina Rehab, Inc. ("Carolina") on August 1, 1999. Effective October 31, 2000, the Company entered into a comprehensive settlement agreement to sell Carolina, to Carolina's former owner (the "Carolina Agreement"). In accordance with the Carolina Agreement, the Company sold 100% of the stock in Carolina in exchange for $3,600. Upon entering the Carolina Agreement the Company received $375 in cash and a $3,225 note which bears interest at 8.0% and is payable over four years. The note is collateralized by the stock of the former subsidiary and any related entity of the former owner. The terms of the agreement also call for the waiver of any contingent consideration that would have been due under the terms of the original purchase agreement between the Company and former owner. During 2000, the Company recognized a loss on sale of subsidiary of approximately $1,323 from this transaction.

VALLEY PAIN DISPOSITION - On May 3, 1999, Valley Pain Centers, Inc. ("Valley") was sold to two former officers of the Company in exchange for the return of 1,598,842 shares of the Company's common stock with a market value of $2,804 ($1.75 per share), cash and other consideration of $352 and the repayment of approximately $300 of liabilities owed by Valley, which resulted in the Company recognizing a gain of approximately $1,256 during 1999. The Company retired all 1,598,842 shares of the Company's common stock received from the two former officers.

                        CYBERCARE, INC. and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001
                 (In thousands, except share and per share data)

2.  ACQUISITIONS, DISPOSITIONS AND DISCONTINUED OPERATIONS (continued)

MOBILE CARDIAC CATH LABS DISCONTINUED OPERATIONS - During the third quarter of 1999, the Company reviewed the operations of its mobile cardiac cath lab segment. Due to government regulation changes, the Company determined that it was in the best interest of its shareholders to discontinue this subsidiary. The results of this subsidiary have been classified as discontinued operations in the accompanying financial statements for the years ended December 31, 2001, 2000 and 1999. Net liabilities of the discontinued operations at December 31, 2001 and 2000 consist primarily of trade payables and accrued expenses. The estimated loss on disposal of this discontinued operation at December 31, 2001, 2000 and 1999 was $197, $1,492 and $690, respectively, and includes a provision for anticipated future expenses related to the disposal of certain leased assets. The Company originally anticipated selling these leased assets during 2000; however, it proved difficult to sell them. Therefore, during 2001 and 2000, the Company recorded an additional accrual of $197 and $1,492, respectively, for the estimated loss on disposal of these assets. Revenues from these operations were $0, $0 and $694 for the years ended December 31, 2001, 2000 and 1999, respectively, and are included in "Loss from operations of discontinued businesses" in the accompanying consolidated statements of operations.

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

                                                                2001               2000
                                                            ------------        -----------
 Net sales                                                  $    18,140         $   15,157
 Net loss                                                       (45,054)           (24,004)
 Net loss per common share - basic and diluted              $     (0.69)        $    (0.42)

                        CYBERCARE, INC. and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001
                 (In thousands, except share and per share data)

3.  LINES OF CREDIT

In 1998, the Company entered into a $1,500 line of credit agreement with a financing company. During 1999, the financing company increased the amount of borrowings available under this agreement to $3,500. The line bears interest at prime plus 2.65% (7.40% and 12.15% at December 31, 2001 and 2000, respectively) and matured in January 2002, at which time the then-outstanding balance was paid off. The line was collateralized by accounts receivable from certain of the Company's subsidiaries. As of December 31, 2001 and 2000, the Company had outstanding borrowings of $500 and $1,461, respectively, under this agreement.

In 1998, the Company entered into a $1,500 line of credit agreement with a financial institution. In February 2002, the financial institution increased the amount of borrowings available under this agreement to $1,900. This line of credit bears interest at prime plus 2.50% (7.25% and 12.00% at December 31, 2001 and 2000, respectively), was renewed during 2001 and matures on May 31, 2002. The line is collateralized by accounts receivable from certain of the Company's subsidiaries. As of December 31, 2001 and 2000, the Company had outstanding borrowings of $474 and $532, respectively, under this agreement.

4.  CONVERTIBLE SUBORDINATED DEBENTURES

Convertible subordinated debentures consist of the following at December 31:

                                                                       2001            2000
                                                                       ----            ----
May 2001 convertible subordinated debentures, with
  interest from 12.75% to 13.75% and maturing in May 2004           $10,000          $    -
                                 Less discount                       (1,924)              -
                                                                    -------          ------
                                                                      8,076               -
                                                                    -------          ------
                                 Less current maturities                  -               -
                                                                    -------          ------
                                                                    $ 8,076          $    -
                                                                    =======          ======

                        CYBERCARE, INC. and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001
                 (In thousands, except share and per share data)

4.  CONVERTIBLE SUBORDINATED DEBENTURES (continued)

In May 2001, the Company sold an aggregate of $10,000 in convertible subordinated debentures to three accredited investors ("May 2001 Debentures"). The May 2001 Debentures have a three year term and pay interest quarterly beginning on August 1, 2001, at rates ranging from 12.75% to 13.75% per annum, in the aggregate, depending on whether interest is payable in stock or cash. Beginning in November 2001, these subordinated debentures are convertible into common stock at a conversion price equal to 90% of the average closing price for the twenty trading days immediately prior to the date of conversion notice, but in no event shall the conversion price be less than $3.25 per share. In addition, the Company issued warrants to purchase up to 2,500,000 shares of common stock at exercise prices ranging from $3.00 to $5.00. All of the underlying shares, whether through exercise, conversion of the debt or by way of interest payments, have registration rights.

The fair value allocated to these warrants was $2,422, or $0.97 per share, and was recorded as a discount to the May 2001 Debentures. The discount is being accreted through interest expense over the 36 month life of the underlying debentures. Also, as noted above, the May 2001 Debentures are convertible at exercise prices of no less than $3.25 per share. The adjusted conversion price (calculated as proceeds received less the value allocated to the warrants divided by $3.25) was less than the trading price of the stock on the commitment date. As a result, the Company recorded a beneficial conversion feature that is being accreted through interest expense over the 36 month life of the underlying debentures. Discount and beneficial conversion accreted during 2001 aggregated $546, and was recognized in "Interest - beneficial conversion feature" in the accompanying consolidated statement of operations for the year ended
December 31, 2001.

Also, the Company issued subordinated convertible debentures during the years 1997 through 1999. These debenture offerings aggregated $27,438, of which $16,196 was outstanding at December 31, 1999. All such outstanding debentures were converted into common shares during 2000. Common share debenture conversions aggregated 8,985,941 shares and 7,904,668 shares during 2000 and 1999, respectively, valued at $16,174 and $5,248, respectively. The fair value of detachable warrants associated with the 1997 - 1999 subordinated convertible debenture issuances was recorded as a discount to the debentures and accreted through interest expense over the life of the debentures, which ranged from five to six years. In certain circumstances, the conversion price was less than the market value per share of the Company's common stock on the date of issue. As a result, the Company recorded interest expense related to these beneficial conversion features of $657 and $8,572 for the years ended December 31, 2000 and 1999, respectively.

                        CYBERCARE, INC. and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001
                 (In thousands, except share and per share data)

5.  COMMITMENTS AND CONTINGENCIES

LITIGATION - The Company is engaged in litigation with various parties regarding matters of dispute that have arisen in the normal course of business, the outcome of which the Company cannot predict at this time. In these cases where a material amount is in dispute and in which either insurance is not available or where an insurer asserts a defense, the Company believes it has the benefit of insurance coverage, although there is no assurance that with respect to any particular dispute for which insurance coverage may be applicable the insurer will not assert that a defense or exemption to coverage applies or that the amount of coverage will be sufficient. In those cases where a material amount is in dispute and in which either insurance is not available or where an insurer asserts a defense or exemption to coverage, the Company cannot presently estimate the liability, or predict the impact, if any, that any such litigation may have on the Company's liquidity or financial condition. The Company anticipates that there will not be a material impact on its financial condition or results of operations from the outcomes of these legal actions, except as discussed in the following paragraphs.

The Company has previously disclosed the 14 purported class action lawsuits that were filed against CyberCare and certain of its executive officers alleging violations of federal securities laws. These lawsuits were consolidated into a single class action lawsuit by the United States District Court for the Southern District of Florida on November 4, 2000. The Consolidated Amended Complaint ("Complaint") principally alleges that the Company and certain of its officers and directors made misrepresentations or omissions regarding the development and future sales forecasts of its Electronic HouseCall-Registered Trademark- system products and revenues of its pharmacy division. The Complaint seeks unspecified damages and costs. The Company's motion to dismiss was denied on August 20, 2001. Mediation has been ordered by the court. The Company and its management believe the Complaint lacks merit and they intend to vigorously defend against the Complaint. The Company also believes that any liability will be covered under an insurance policy. The insurer has asserted that an exclusion from coverage applied, which the Company strongly disputes. The Company and the insurer are currently involved in discussions to resolve the insurance coverage issue, but the Company cannot predict the outcome of those discussions. The Company and its management cannot predict the outcome of this litigation or the impact that the Complaint, or any other suits, claims, or investigations relating to the same subject matter, may have on the Company's liquidity or financial condition. In light of the foregoing, the Company's liability, if any, in relation to such possible claims cannot be estimated at this time.

                        CYBERCARE, INC. and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001
                 (In thousands, except share and per share data)

5.  COMMITMENTS AND CONTINGENCIES (continued)

Our Physical Therapy and Rehabilitation subsidiary ("PT&R") received a letter from the Center for Medicare and Medicaid Services ("CMS") and its intermediary in April 2001 notifying it of the suspension of Medicare payments. CMS alleged that certain patient complaints, which constituted less than 1% of PT&R's Medicare patients, and other alleged regulatory non-compliance, justified the payment suspension. During the suspension, the Medicare program continued to process PT&R's claims, but held payment in escrow. In August 2001, the suspension was lifted and payment for processed claims was released although approximately $1,114 remains held in escrow, pending further review. The Company has learned that CMS has completed its review and a formal determination is expected shortly, which is anticipated to include a release of the escrowed amount as offset by an amount for denied claims. The denied claims may be appealed through the CMS administrative appeal process. As of December 31, 2001, the Company has recorded an allowance for uncollectibles in the amount of $500 against the balance being held.

A complaint was filed against us on August 13, 2001, alleging that the Company breached certain obligations in connection with the removal of a registrictive legend from stock issued to the plaintiff. Mediation was held in March 2002, which resulted in settlement of the dispute. The settlement requires the Company to issue shares of common stock equal in value to $200 to the plaintiff, transfer of the Sleep Disorder Center (previously owned by the plaintiff) back to the plaintiff, and make a cash payment, which the Company's insurance carrier has agreed to cover, of $200 to the plaintiff.

A complaint was filed against us by IMRglobal (n/k/a CGI Information Technology Services) on November 21, 2001 in the 6th Judicial Circuit in and for Pinellas County, Florida, alleging that the Company breached its obligations to make payment for software development services. The Company believes the complaint is without merit and intends to vigorously defend against the suit. The Company's liability, if any, in relation to this claim cannot be estimated at this time.

In February 2002, an arbitration panel determined that the Company is responsible for approximately $1,200 in damages and attorneys' fees in connection with the Company's performance under an option agreement. From inception the Company believed there was no merit to the claim and damages, if any, were covered under an insurance policy. The insurer has asserted that an exclusion from coverage applies, which the Company strongly disputes. The Company and the insurer are currently involved in dispute resolution proceedings regarding the coverage denial. As of March 26, 2002, the arbitration award had not been issued.

                        CYBERCARE, INC. and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001
                 (In thousands, except share and per share data)

5.  COMMITMENTS AND CONTINGENCIES (continued)

INSURANCE - The Company's operations are insured for medical liabilities and for professional and general liability on a claims-made basis. The Company evaluates the liability related to asserted and unasserted claims for reported and unreported incidents based on facts and circumstances surrounding such claims and the applicable policy deductible amounts.

LEASES - The Company leases certain of its office space, service facilities and equipment under operating leases that expire at various times through April 2006. Rent expense for 2001, 2000 and 1999 was approximately $2,345, $1,668 and $1,012, respectively. Lease commitments at December 31, 2001 under non-cancelable operating leases with terms exceeding one year are as follows:

             Year ending December 31,
         -------------------------------
                       2002                    $   2,001
                       2003                        1,324
                       2004                        1,082
                       2005                          802
                       2006                          230
                                               ---------
Total minimum rental commitments               $   5,439
Less sublease rental income                       (1,014)
                                               ---------
Net minimum rental commitments                 $   4,425
                                               =========

For the year ended, December 31, 2001, the Company had no material sublease rental income. The Company had no sublease rental income for the years ended December 31, 2000 and 1999.

COMMITMENTS - In December, 2001, the Company entered into a 36 month commitment with International Business Machines Corporation (IBM). The Company will use several of IBM's offerings including, network infrastructure and management which allows for video teleconferencing, field service installation and support, as well as help desk services. Connectivity customized for local requirements will be provided by IBM business partner Virtela. Under the provisions of the agreement, the Company's annual commitments primarily consist of connectivity services, web hosting costs, and installation charges. Minimum commitments over the term of the agreement are as follows:

         Year ending December 31,
      -----------------------------
                       2002                    $   1,090
                       2003                        1,610
                       2004                        1,974
                                               ---------
                                               $   4,674
                                               =========

The Company can terminate this commitment and the termination fees in 2002, 2003, and 2004 are $468, $292 and $167, respectively.

                        CYBERCARE, INC. and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001
                 (In thousands, except share and per share data)

5.  COMMITMENTS AND CONTINGENCIES (continued)

EMPLOYMENT AGREEMENTS - The Company has employment agreements with a number of its executive officers which call for severance payments, continuation of benefits, and certain other provisions in the event of separation from the Company.

6.  INCOME TAXES

The Company has no current or deferred income tax expense (benefit) in 2001 or 2000, because the Company experienced significant losses in both years and a full valuation allowance was provided for the resulting deferred tax assets.

Deferred income taxes represent the net tax effects of temporary differences in the recognition of certain items for income tax and financial reporting purposes. Significant components of the net deferred income tax assets/liabilities are as follows:

                                                      December 31,
                                                      ------------
                                                 2001             2000
                                                 ----             ----
Deferred tax assets:
Operating loss carryforwards                     $   24,701       $   13,275
Allowance accounts                                    1,720            1,900
Accrued expenses                                      5,246            1,144
Other                                                   655              227
                                                 ----------       ----------
  Total gross deferred tax assets                    32,322           16,546
  Less valuation allowance                          (30,391)         (14,873)
                                                 ----------       ----------
  Net deferred tax assets                             1,931            1,673

Deferred tax liabilities:
Other                                                    18               30
Depreciation and amortization                         1,913            1,643
                                                 ----------       ----------
Total deferred tax liabilities                        1,931            1,673
                                                 ----------       ----------
Total net deferred taxes                         $        -       $        -
                                                 ==========       ==========

SFAS 109 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

                        CYBERCARE, INC. and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001
                 (In thousands, except share and per share data)

6.  INCOME TAXES (continued)

The Company has established a valuation allowance of $30,391 (compared with $14,873 in the prior year) related to the utilization of its deferred tax assets because of uncertainties that preclude it from determining that it is more likely than not that it will be able to generate taxable income to realize such asset during the operating loss carryforward period, which begins to expire in 2008. Such uncertainties include recent cumulative losses by the Company, extensive laws and regulations within the healthcare industry that could impair our ability to conduct business, risks associated with the integration of acquisitions, our ability to protect our patents and proprietary technology and the nature of our long sales cycle and the fact that it may be disruptive to our customers' existing business.

At December 31, 2001, the Company has available net operating loss carryforwards of $59,091 that expire beginning in 2008. However, the Company has experienced several changes in ownership as defined by Internal Revenue Code Section 382. The effect of the changes of ownership has limited the Company's net operating loss carryforwards (NOL) from $75,121 to $59,091. This reduction of the NOL of $16,030 is comprised of a permanent limitation of $9,479 due to the expiration of the NOL's and an annual limitation of $6,551 that will begin to expire in 2008.

The significant elements contributing to the difference between the federal statutory rate and the Company's effective tax rate are as follows:

                                                    YEAR ENDED DECEMBER 31,
                                                    -----------------------
                                                      2001         2000
                                                      ----         ----
Federal statutory rate                              (34.00)%        (34.00)%

State taxes, net of federal benefit                  (3.63)          (3.63)

Non-deductible items                                  1.90            3.86

Change in valuation allowance                        34.94           29.08

Other                                                 0.79            4.69
                                                    -------         ------

                                                      0.00%           0.00%
                                                    =======         ======

                        CYBERCARE, INC. and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001
                 (In thousands, except share and per share data)

7.  STOCK COMPENSATION PLANS

The Company has four plans under which it has issued stock options:

     1996 Stock Option Plan     An aggregate of 5,000,000 shares of common stock
     for Officers & Directors   are reserved for issuance. Stock options are not
                                currently being issued under this plan.

     1996 Employee Stock        An aggregate of 1,000,000 shares of common stock
     Option Plan                are  reserved for issuance.  Stock options are
                                not currently being issued under this plan.

     1999 Directors and         An aggregate of 12,000,000 shares of common
     Executive Officers Stock   stock are reserved for issuance as amended. As
     Option Plan                of December 31, 2001 and 2000, 1,741,250 and
                                3,303,750 shares, respectively, remained available for issuance under this plan.

     1999 Incentive Stock       An aggregate of 8,000,000  shares of common
     Option Plan                stock are reserved for issuance as amended.  As
                                of December 31, 2001 and 2000,  4,361,657 and
                                2,933,100 shares, respectively, remained available for issuance under this plan.

The Compensation Committee of the Company's Board of Directors administers and interprets the Company's Stock compensation plans and is authorized to grant options to eligible participants. Options issued under these plans generally vest over a three-year period and expire five years from the original grant date. The following table sets forth options granted, canceled, forfeited and outstanding:

                                                                                                    Weighted Average
                                                                             Option Price            Exercise Price
                                                         Options              Per Share                Per Share
                                                         -------              ---------                ---------
     Outstanding, at December 1998                         3,752          $ 0.50 -  $ 20.00             $ 1.28
       Granted                                             5,134            0.75 -     5.06               1.42
       Exercised                                          (3,135)           1.00 -     1.50               1.15
       Forfeited                                            (100)           1.25 -     1.25               1.25
                                                          ------          -----------------             ------
     Outstanding, at December 1999                         5,651            0.50 -    20.00               1.46
       Granted                                             5,202            1.48 -    16.31               4.77
       Exercised                                            (808)           0.50 -     2.25               1.22
       Forfeited                                            (432)           1.00 -    20.00               5.43
                                                          ------          -----------------             ------
     Outstanding, at December 31, 2000                     9,613            0.50 -    16.31               3.02
       Granted                                             7,906            0.75 -    12.00               1.70
       Exercised                                            (181)           1.22 -     2.25               1.41
       Forfeited                                          (2,310)           0.75 -    15.13               3.64
                                                          ------          -----------------             ------
     Outstanding, at December 31, 2001                    15,028            0.50 -    16.31               2.30
                                                          ======

     Exercisable at December 31, 2001                      8,151            0.50 -    16.31               2.48
                                                          ======
     Exercisable at December 31, 2000                      4,280            0.50 -    14.31               2.31
                                                          ======
     Exercisable at December 31, 1999                      2,260          $ 0.50 -  $ 16.31             $ 1.45
                                                          ======

The weighted-average grant-date fair value of options granted during 2001, 2000 and 1999 was $1.46, $4.41 and $1.03 per share, respectively.

                        CYBERCARE, INC. and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001
                 (In thousands, except share and per share data)

7.  STOCK COMPENSATION PLANS (continued)

The Company applies Accounting Principles Board Opinion ("APB") No. 25 and related Interpretations in accounting for its stock option and purchase plans. Compensation cost is calculated as the difference between the exercise price of the option and the market value of the Company's stock at the date the option was granted.

The exercise price of all options granted by the Company to employees equaled the market price at the date of grant. Accordingly, the Company has not recognized any compensation expense for its stock option plans. Had compensation cost for the Company's stock option plans been determined based on the grant date fair value consistent with the method prescribed in SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, the Company's net loss and net loss per share would have been increased to the pro forma amounts indicated below.

                                                         2001           2000           1999
                                                         ----           ----           ----
Pro forma net loss                                  $    (55,899)   $   (43,946)   $   (13,138)
                                                    ============    ===========    ===========
Pro forma net loss per common share - basic
   and diluted:
  Loss from continuing operations                   $      (0.68)   $     (0.65)   $     (0.37)
  Discontinued operations                                  (0.17)         (0.07)         (0.03)
                                                    ------------    -------------  -----------
  Net loss                                          $      (0.85)   $     (0.72)   $     (0.40)
                                                    ============    ============   ===========

The above pro forma disclosures may not be representative of the effects on reported net operations for future years as options vest over several years and the Company may continue to grant options to employees.

The fair value of each option grant is estimated on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions.

                                               2001              2000              1999
                                               ----              ----              ----
      Dividend yield                           0.00%             0.00%             0.00%
      Expected volatility                    137.99%           140.49%           140.28%
      Risk-free interest rate                  1.72%             5.00%             5.00%
      Expected life                            4.40 years        4.15 years        4.84 years

During September 1999, certain executive officers exercised stock options totaling 3,135,334 shares at exercise prices varying from $1.00 to $1.50. In lieu of cash, each of the officers delivered a non-recourse promissory note in favor of the Company, which bears interest at the applicable federal rate and matures on September 23, 2004. Each of the notes is collateralized by the shares exercised by the applicable officer and the interest is recourse.

                        CYBERCARE, INC. and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001
                 (In thousands, except share and per share data)

7.  STOCK COMPENSATION PLANS (continued)

Effective September 10, 2001, the Company entered into a Separation and Severance Agreement with one of these executive officers. As part of his severance agreement, the Company agreed to forgive approximately $148 of interest due on his loan.

As a result of the forgiveness, the Company recorded an expense in the amount of $709 based on the fair market value of the Company's common stock at the date the interest was forgiven. This amount has been expensed in its entirety in the year ended December 31, 2001.

The following information applies to options outstanding at December 31, 2001:

                                              Weighted              Weighted Average
    Range of              Options              Average                 Remaining              Options          Weighted Average
 Exercise Price         Outstanding         Exercise Price          Contractual Life        Exercisable         Exercise Price
 --------------         -----------         --------------          ----------------        -----------         --------------
                      (In thousands)                                    (years)            (In thousands)
under  $0.51                   350           $ 0.50                       2.6                       350               $ 0.50
$ 0.51  - $ 1.00             4,712             0.83                       3.8                     1,830                 0.92
$ 1.01  - $ 2.00             3,364             1.48                       3.5                     2,204                 1.46
$ 2.01  - $ 3.00             2,844             2.58                       3.7                     1,335                 2.55
$ 3.01  - $ 4.00               679             3.93                       3.2                       427                 3.98
$ 4.01  - $ 5.00             2,479             4.75                       3.2                     1,604                 4.77
$ 5.01  - $10.00               574             5.71                       2.4                       378                 5.57
$10.01  - $20.00                26            13.59                       2.0                        23                13.20
                            ------                                                                -----
                            15,028                                                                8,151
                            ======                                                                =====

8.  WARRANTS

During 2001 and 2000, the Company granted 9,035 and 600 warrants, respectively. During 2001 the Company granted 5,935 warrants for services and 3,100 to acquire common stock of the Company as part of the private placements discussed in Notes 4 and 11. Each warrant represents the right to purchase one share of common stock at prices ranging from $0.85 to $6.95 per warrant. There are 8,575 warrants outstanding at December 31, 2001, all of which were exercisable, with expiration dates through March 2010. The weighted average exercise price of warrants outstanding at December 31, 2001 is $4.32 per share.

During 2001, the Company issued warrants to purchase up to 5,935 shares of the Company's common stock to several un-related parties in lieu of cash payments for services rendered and other amounts due. The Company has recorded $780 as the fair value of the warrants issued.

The weighted-average grant-date fair value of warrants granted during 2001, 2000 and 1999 was $1.22, $16.47 and $1.59 per share, respectively, and was computed using the Black-Scholes option pricing model and the same weighted average assumptions disclosed in footnote 7.

                       CYBERCARE, INC. and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001
                 (In thousands, except share and per share data)

9.  EMPLOYEE RETIREMENT PLANS

Effective January 1, 2000, the Company began sponsoring and contributing to a qualified, defined contribution Retirement Savings Plan covering substantially all employees. The Cyber-Care, Inc. Retirement Savings Plan was established pursuant to Section 401(k) of the Internal Revenue Code. Under the terms of the plan, covered employees are allowed to contribute up to 15% of their pay, limited to the yearly maximum allowed by the Internal Revenue Service. The Company match is equal to 50% of employee contributions, subject to a maximum of 4% of an employee's pay, is funded in Company common stock and vests ratably over five years. The Company match consisted of 106,389 common shares, contributed in 2002, and 29,301 common shares, contributed in 2000, (valued at $102 and $61) for the years ended December 31, 2001 and 2000, respectively.

10. EMPLOYEE STOCK PURCHASE PLAN

The Company's 1999 Employee Stock Purchase Plan (the "Stock Purchase Plan") allows qualified employees (as defined) to purchase designated shares of the Company's common stock in an amount not to exceed 15% of their annual compensation. Shares acquired through the Stock Purchase Plan are purchased at a price equal to the lower of 85% of the closing price of the Company's common stock at the beginning or end of each semi-annual stock purchase period. The Company issued 64,484, 10,334 and 6,239 shares of common stock (valued at $79, $79 and $28) during the years 2001, 2000 and 1999, respectively, pursuant to this plan.

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

The Company has 20,000,000 shares of preferred stock authorized, and 19,800,000 shares of preferred stock available for issuance, that may be used in one or more series as determined by the board of directors of the Company. In partial payment on the sale of shares of Westmark common stock, the Company received $273 and 200,000 shares of previously issued preferred stock held by Westmark. Upon receipt in 1999, such shares were retired.

                       CYBERCARE, INC. and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001
                 (In thousands, except share and per share data)

12. RELATED PARTY TRANSACTIONS

As of December 31, 2001 and 2000, short-term notes receivable from related parties were $832 and $2,280, respectively, of which $604 and $0 was reserved, respectively. Notes receivable from related parties were collateralized by 560,530 and 1,922,678 shares of the Company's common stock at December 31, 2001 and 2000, respectively. The Company received notes from each individual that bear interest at rates ranging from 7% to 10%. Through February 28, 2002, $31 of the short-term notes had been repaid. The Company recognized interest income of $70 and $74 from these related party notes for the years ended December 31, 2001 and 2000, respectively. In addition, the Company's former President resigned on September 10, 2001 and as part of his severance, $149 of such interest was written-off against an accrual for bonuses (that will not be paid). Also, another of the Company's executives paid off his short-term note during 2001 and $31 of accrued interest was written-off against interest income in the accompanying consolidated statement of operations for the year ended December 31, 2001.

During both 2001 and 2000, certain officers, directors, employees and non-employees exercised stock options to acquire 825,000 shares and 470,248 shares, respectively, at exercise prices of $1.09 per share in 2001 and ranging from $0.50 to $2.25 per share in 2000. In conjunction with these exercises, the Company received interest-bearing notes (at rates from 4.8% to 10.0% and from 7.0% to 10.0% at December 31, 2001 and 2000, respectively) from each officer, director, employee and non-employee. These notes aggregated $4,740 and $3,903 at December 31, 2001 and 2000, respectively, and are included in stockholders' equity as part of stock subscription receivable in the accompanying consolidated balance sheets. The Company had accrued interest receivable of $504 and $282 related to these stock subscriptions as of December 31, 2001 and 2000, respectively.

During 2001, two executive officers resigned from the Company. Upon their termination, the Company entered into a Separation and Settlement Agreement with each former executive outlining the severance payments and continuation of benefits for each executive. As of December 31, 2001, the Company has accrued $513 related to these settlements which is included in accrued liabilities.

                       CYBERCARE, INC. and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001
                 (In thousands, except share and per share data)

13. OPERATING SEGMENTS

The Company is organized and determines its segments based on customer-focused operating groups. Each group reports its results of operations and makes requests for capital expenditures and acquisition funding to the Company's chief operating decision-making group. This group is comprised of the following four individuals: Chief Executive Officer and President, Executive Vice President, Chief Financial Officer and Senior Vice President of International. Under this organizational structure and as discussed further in Footnote 1, the Company's operating groups have been aggregated into three reportable operating segments:

     Pharmacy business whose operations primarily support assisted living and similar long-term care facilities;

     Physical therapy and rehabilitation business focuses on providing occupational, physical and speech therapy services; and

     Technology business focuses on the development and commercialization of patented products and services used in remote monitoring, care and communication between patients, caregivers and other people included in the healthcare continuum.

The Other category presented below includes the corporate office and elimination of inter-company activities, neither of which meet the requirements of being classified as an operating segment. As discussed in Note 2, the Company has entered into an agreement to sell its international air ambulance transport segment ("Air"). Accordingly, Air is not separately presented below for 2001, 2000 or 1999, but rather is included as part of the Other category because the Company is accounting for this disposition as a discontinued operation.

The accounting policies of the operating segments are the same as those described in the summary of significant accounting principles described in Note
1. The Company evaluates the performance of its reportable operating segments based primarily on net revenues, (loss) income from continuing operations before special costs and charges (such as beneficial conversion feature interest, (loss) gain on sale of subsidiary and write-off of investment in securities) and working capital.

                       CYBERCARE, INC. and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001
                 (In thousands, except share and per share data)

13. OPERATING SEGMENTS (continued)

Segment information for the years 2001, 2000 and 1999 is as follows:

                                                       Physical Therapy
                                    Technology        and Rehabilitation       Pharmacy        Other       Consolidated
                                    ----------        ------------------       --------        -----       ------------
            2001
            ----
Net sales                            $   1,561            $      10,437         $ 6,243     $      -        $   18,241
(Loss) income from
   continuing operations               (28,501)                    (257)           (566)      (4,367)          (33,691)
(Loss) income from continuing
   operations, before
   special costs and charges           (28,501)                    (257)           (566)      (3,913)          (33,237)
Working capital (deficit)                 (823)                   1,342          (1,106)      (1,569)           (2,156)
Total assets                            16,312                    5,472           2,258        7,187            31,229

            2000
            ----
Net sales                                  988                   11,984           6,348            -            19,320
Loss from continuing
   operations                          (20,362)                    (243)           (591)      (3,513)          (24,709)
(Loss) income from continuing
   operations, before
   special costs and charges           (20,362)                    (243)           (591)         892           (20,304)
Working capital (deficit)                3,735                       72            (121)      23,268            26,954
Total assets                            23,220                    4,956           2,141       29,416            59,733

            1999
            ----
Net sales                                1,558                    9,377           4,709        1,200            16,844
(Loss) income from
   continuing operations                (3,863)                     792              (4)      (6,925)          (10,000)
(Loss) income from continuing
   operations, before
   special costs and charges            (3,863)                     792              (4)         391            (2,684)
Working capital (deficit)               (3,627)                     757             412       26,312            23,854
Total assets                         $  14,959            $       6,336         $ 1,913     $ 33,906        $   57,114

The Company operated principally in the United States and no one customer accounted for greater than 10% of revenue from operations during the years ended December 31, 2001, 2000 and 1999.

                       CYBERCARE, INC. and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001
                 (In thousands, except share and per share data)

14. SELECTED QUARTERLY DATA (unaudited)

Summarized quarterly data for the years ending December 31, 2001 and 2000 are as follows:

                                         First            Second             Third          Fourth
                                       Quarter           Quarter           Quarter         Quarter
                                       -------           -------           -------         -------
             2001
             ----
Net sales                           $    4,244        $    4,704        $    5,195      $    4,098
Operating loss from
  continuing operations                 (5,025)           (6,954)           (6,405)        (15,307)
Net loss                                (5,025)           (7,904)           (8,299)        (23,688)
Basic and diluted net loss
  per common share                  $    (0.08)       $    (0.12)       $    (0.13)     $    (0.35)

             2000
             ----
Net sales                           $    4,890        $    4,705        $    4,535      $    5,190
Operating loss from
  continuing operations                 (2,803)           (6,604)           (4,012)        (11,290)
Net loss                                (2,788)           (7,301)           (4,957)        (13,652)
Basic and diluted net loss
  per common share                  $    (0.05)       $    (0.12)       $    (0.08)     $    (0.22)

15. SUBSEQUENT EVENTS

The Company originally acquired 100% of the outstanding common stock of Southeast Medical Centers, Inc. ("Southeast") effective August 1, 1999. Effective January 7, 2002, the Company entered into a comprehensive settlement agreement to sell Southeast to Southeast's former owners (the "Southeast Agreement"). Under the terms of the Southeast Agreement, the Company sold 100% of the stock in the subsidiary in exchange for a $281 note which bears interest at 8.0% and is payable over three years. The note is collateralized by the stock of the former subsidiary. The terms of the agreement also call for the waiver of any contingent consideration that would have been due under the terms of the original purchase agreement between the Company and former owners. The Company will recognize a loss on sale of subsidiary of approximately $513 from this transaction during 2002.

In January 2002, the Company issued an 8% debenture in the amount of $172, which matures on April 23, 2002. The debenture is collateralized by a pledge of 400,000 of the Company's common shares owned by a former officer and director.

In January 2002, the Company received $900 (less fees of $100) for working capital purposes and signed a $1,000 60-day promissory note dated as of January 22, 2002 with Dynamic Holdings Corporation (the "Note"). The Note is due on March 22, 2002 and interest is due on the unpaid principal balance at the rate of 8% per annum. If any payment of principal or interest remains unpaid after the same shall become due, the entire principal sum and accrued interest thereon shall forthwith become immediately due and payable at the option of Dynamic Holdings or its designees and, without further notice, the Company expressly waives notice of such default. While the Note is in default, it shall bear interest at 18% per annum. The Note is secured by the outstanding balance of that certain $3,225 promissory note dated October 31, 2000, given by Outreach Programs, Inc. to the Company in exchange for the sale of 100% of the stock in Carolina Rehab, Inc.

The Company's former Chairman of the Board and Chief Executive Officer, Michael Morrell, resigned on February 6, 2002. The Company's Corporate Secretary, Linda Moore resigned on February 5, 2002. The Company is in the process of determining what if any amounts are owed under the former employees' employment agreements, as well as revisiting settlements of previous executives who resigned from the Company in 2001.

                       CYBERCARE, INC. and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001
                 (In thousands, except share and per share data)

15. SUBSEQUENT EVENTS (continued)

The Nasdaq Stock Market, Inc. ("Nasdaq") has notified the Company that on February 20, 2002, the price of the Company's common stock had closed for the previous thirty consecutive trading days below the minimum $1.00 per share requirement under its Marketplace Rules. Consequently, the Company has at least until May 21, 2002 to regain compliance or appeal any delisting determination made by Nasdaq's listing qualifications panel. The Company may also apply for a transfer of its common stock listing to the Nasdaq SmallCap Market, which has an extended grace period in which to satisfy the listing requirements for the Company's securities. If the Company submits a transfer application and pays the applicable SmallCap Market listing fees by May 21, 2002, initiation of the delisting proceedings will be stayed pending Nasdaq's review of the application. If the application is approved, the Company will have until August 19, 2002 to regain compliance under the Nasdaq Marketplace Rules. An additional 180 day grace period may be applicable; provided that the Company meets the initial listing criteria for the SmallCap Market under the Marketplace Rules. The Company may be eligible to transfer back to the Nasdaq National Market if by February 17, 2003 it regains compliance in accordance with the Nasdaq Marketplace Rules. At this time, the Company believes that it qualifies for initial listing for the SmallCap Market.

In February 2002, the Company entered into an agreement with a hardware developer and manufacturer for the design, development and the manufacture of a new EHC platform. The agreement calls for minimum payments of $1,905 and $1,535 in 2002 and 2003 respectively.

In connection with the Marketing, Distribution and License Agreement dated October 11, 2001 by and among CyberAmericare, Inc. ("CAC") and CyberCare Technologies, Inc. and CyberCare International Limited, wholly-owned subsidiaries of CyberCare, Inc. (the "Company"), as amended December 27, 2001 (collectively, the "Agreement"), the parties mutually agreed to terminate the Agreement prior to the due date for payment by CAC of the geographic exclusivity fee required under the Agreement. The mutual termination comes as a result of Jack Hight, CAC's chairman and founder, being appointed as Interim Chairman of the Board of the Company. Accordingly, the fourth quarter sale of EHC units and peripherals to CAC - which was previously reported as a 2001 fourth quarter sale in a press release issued by the Company - has been reversed, as noted in a subsequent press release. On March 27, 2002, Mr. Hight resigned from his position of Interim Chairman of the Board.

The Cooperative Development, Services, Licensing and Marketing Agreement between Health Hero Network, Inc. and the Company made as of September 7, 2001, and disclosed in a press release on October 4, 2001, was terminated as of January 21, 2002.

                       CYBERCARE, INC. and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001
                 (In thousands, except share and per share data)

15. SUBSEQUENT EVENTS (continued)

The Registrant entered into a Private Equity Line Agreement ("Agreement") dated as of September 14, 2001 with Strategic Investment Management SA, an entity organized under the laws of the British Virgin Islands ("SIM"). Under the Agreement, the Company has the right to require SIM to purchase, from time to time, the Company's common stock (a "Put"), not to exceed, in the aggregate, $15,000 of the Company's common stock. On February 28, 2002, this Agreement was amended and increased from $15,000 to $30,000. The price for each share purchased pursuant to a Put is 85% of the lower of the closing bid price or the lowest trading price for the Company's common stock (as reported by Bloomberg, L.P.) on the trading day on which a Put notification is delivered by the Company to SIM. The maximum number of shares of common stock the Company is permitted to Put to SIM in any seven-trading day period is based on 17.5% of the average daily trading volume (measured over the 10-day period prior to the Put notification) multiplied by a factor of five. Each Put must be for at least 10,000 shares of the Company's common stock and any "Put" is at the Company's option.

Through March 22, 2002, the Company delivered one "Put" for 500,000 shares of the Company's common stock and received proceeds in the amount of $214 from SIM. The Company is required to consummate minimum Puts of $1,000 of the Company's common stock during the term of the Agreement. The total number of shares of common stock which may be owned at any point in time by SIM under the Agreement may not exceed 19.9% of the total outstanding common shares of the Company. The Agreement will terminate at the earlier of twenty-four months after the commencement of the commitment period or the date on which the Company has made Puts with an aggregate investment amount equal to $30,000.

                        CYBERCARE INC. and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2001
                 (In thousands, except share and per share data)

15. SUBSEQUENT EVENTS (continued)

   In February 2002, the Company received $228 (less fee of $2) for working capital purposes and signed a $230 10-day promissory note dated February 25, 2002 with Dynamic Holdings Corporation. The note was due on March 7, 2002 and interest is due on the unpaid principal balance at the rate of 8% per annum. If any payment of principal or interest remains unpaid after the due date, the entire principal sum and accrued interest thereon shall forthwith become immediately due and payable at the option of Dynamic Holdings or its designees and, without further notice, the Company expressly waives notice of such default. The Note is currently in default and bears interest at 18% per annum. The Note is secured by the outstanding balance of that certain $3,225 promissory note dated October 31, 2000, given by Outreach Programs, Inc. to the Company in exchange for the sale of 100% of the stock in Carolina Rehab, Inc.

In March 2002, the Company entered into a term sheet with an accredited investor (the "Lender") whereby the Company may borrow up to $5,000 in exchange for senior convertible promissory note(s) (the "Convertible Note"). The Convertible Note has a 12 month term and requires interest at 10% per annum, increasing to 15% retroactively upon default. At the election of the Lender, both principal and interest are convertible into the Company's common stock at 85% of the closing bid price on the day prior to conversion, but in no event less than $0.30 per share or more than $1.25 per share. In addition, the Company issued warrants to purchase 250,000 shares of common stock at $0.75 per share, exercisable within 24 months for each $2,500 funded by the Lender. In addition, the Company is liable for a commission (payable in cash and warrants) and the Lender's legal fees in connection with review of the transactional documents and closing of the transaction. All of the underlying shares, whether through conversion of the Convertible Note or exercise of the warrants, have registration rights.

                        CYBERCARE, INC. and Subsidiaries
                                                                     SCHEDULE II

                        VALUATION AND QUALIFYING ACCOUNTS

                                                     BALANCE AT  CHARGED TO
                                                    BEGINNING OF  COSTS AND                       OTHER     BALANCE AT END
               DESCRIPTION                             PERIOD     EXPENSES      WRITEOFF'S      CHANGES        OF PERIOD
               -----------                          ------------ ----------     ----------      -------     --------------
                                                                                     (In thousands)
Allowance   for  doubtful   accounts  and
  notes   receivable  -  related
  parties reduction to realizable value
     Year ended December 31, 2001                  $ 1,727       $ 2,876        $(2,113)    $     (27)(1)       $   2,463
     Year ended December 31, 2000                    1,127         2,749         (1,774)         (375)(1)           1,727
     Year ended December 31, 1999                    1,001            30            (44)          140 (1)           1,127

Allowance for excess & obsolete
  inventories
     Year ended December 31, 2001                  $     -       $ 2,364        $     -     $       -           $   2,364
     Year ended December 31, 2000                        -             -              -             -                   -
     Year ended December 31, 1999                        -             -              -             -                   -

Deferred tax asset valuation allowance
     Year ended December 31, 2001                  $14,873       $15,518        $     -     $       -           $  30,391
     Year ended December 31, 2000                    6,527         8,346              -             -              14,873
     Year ended December 31, 1999                    6,472            55              -             -               6,527

          (1) Purchases and sales of subsidiaries.