Form 10-Q
period 2002-03-31
CYBER CARE INC
filed 2002-05-15
CIK 887904

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    Form 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from _____________to_____________

                         Commission file number 0-20356

                                 CYBERCARE, INC.
                                 ---------------
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

     The registrant has one class of common stock, $0.0025 par value, of which 69,873,357 shares were outstanding as of April 30, 2002.

                                 CYBERCARE, INC.

                    10-Q FOR THE QUARTER ENDED MARCH 31, 2002

                                TABLE OF CONTENTS

                                                                              PAGE NO.
           PART I.  FINANCIAL INFORMATION

           Item 1.  Condensed Consolidated Financial Statements

                    Condensed Consolidated Balance Sheets
                    as of March 31, 2002 (unaudited) and December 31, 2001          3

                    Condensed Consolidated Statements of
                    Operations (unaudited) for the Three Months Ended
                    March 31, 2002 and 2001                                         4

                    Condensed Consolidated Statements of
                    Cash Flows (unaudited) for the Three Months Ended
                    March 31, 2002 and 2001                                         5

                    Notes to Condensed Consolidated
                    Financial Statements                                            7

           Item 2.  Management's Discussion and Analysis of
                    Financial Condition and Results of Operations                  15

           Item 3.  Quantitative and Qualitative Disclosures
                    About Market Risk                                              23

           PART II. OTHER INFORMATION

           Item 1.  Legal Proceedings                                              24
           Item 2.  Changes in Securities and Use of Proceeds                      25
           Item 3.  Defaults Upon Senior Securities                                25
           Item 4.  Submission of Matters to a Vote of Security Holders            25
           Item 5.  Other Information                                              26
           Item 6.  Exhibits and Reports on Form 8-K                               26

           Signatures                                                              27

                                 CYBERCARE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 (In thousands, except share and per share data)

                                                                                         March 31,            December 31,
                                                                                           2002                   2001
                                                                                   --------------------   --------------------
                                      ASSETS                                            (unaudited)
Current Assets:
Cash and cash equivalents                                                          $                262   $                693
Cash - restricted                                                                                   276                    373
Trade accounts receivable, less allowance for doubtful accounts of
    $2,121 (2002) and $1,859 (2001)                                                               2,883                  4,293
Inventories, net                                                                                  2,734                  2,599
Notes  receivable - related  parties, less  allowance  to  reduce  to
realizable value of $687 (2002) and $604 (2001)                                                     166                    228
Notes and interest receivable                                                                     1,121                  1,164
Other current assets                                                                                678                    867
                                                                                   --------------------   --------------------
Total current assets                                                                              8,120                 10,217

Property and equipment, net                                                                       2,220                  2,439
Goodwill, net                                                                                     4,661                  5,085
Licenses, net                                                                                     9,669                  9,992
Notes receivable                                                                                  2,686                  2,455
Other assets                                                                                        552                  1,041
                                                                                   --------------------   --------------------

  Total assets                                                                     $             27,908   $             31,229
                                                                                   ====================   ====================

                  LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                                 $              2,506   $              3,015
  Accrued liabilities                                                                             7,278                  5,724
  Notes payable                                                                                   1,272                     85
  Lines of credit                                                                                 1,038                    974
  Net liabilities of discontinued operations                                                      1,537                  1,660
  Deferred revenue                                                                                   31                    746
  Other current liabilities                                                                         161                    169
                                                                                   --------------------   --------------------
  Total current liabilities                                                                      13,823                 12,373

Convertible  subordinated  debentures, net of discounts of $1,736 (2002)
  and $1,924 (2001)                                                                               9,764                  8,076

Other liabilities                                                                                   296                    361
                                                                                   --------------------   --------------------
  Total liabilities                                                                              23,883                 20,810
                                                                                   --------------------   --------------------

Commitments and contingencies

Stockholders' Equity:
  Preferred stock, 20,000,000 shares authorized; 19,800,000 shares
      available for issuance                                                                          -                      -
  Common stock, $0.0025 par value, 200,000,000 shares authorized;
      69,433,357 and 67,827,992 shares issued and outstanding at
      March 31, 2002 and December 31, 2001, respectively                                            174                    170
  Capital in excess of par                                                                      127,920                127,055
  Stock subscription receivable                                                                  (4,740)                (4,740)
  Accumulated deficit                                                                          (119,329)              (112,066)
                                                                                   --------------------   --------------------
      Total stockholders' equity                                                                  4,025                 10,419
                                                                                   --------------------   --------------------

      Total liabilities and stockholders' equity                                   $             27,908   $             31,229
                                                                                   ====================   ====================

See Notes to Condensed Consolidated Financial Statements.

                                 CYBERCARE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (In thousands, except share and per share data)
                                   (Unaudited)

                                                                                                Three Months Ended
                                                                                                     March 31,
                                                                                   -------------------------------------------
                                                                                           2002                  2001
                                                                                   --------------------   --------------------
Net sales                                                                          $              4,972   $              4,244
                                                                                   --------------------   --------------------

Costs and expenses:
     Costs of services                                                                            3,889                  3,274
     Selling, general and administrative                                                          5,738                  2,763
     Research and development                                                                       982                  3,417
     Depreciation and amortization                                                                  531                    554
     Litigation and legal settlement costs                                                           87                      -
     Loss (gain) on sale of subsidiaries                                                            515                    (92)
                                                                                   --------------------   --------------------

              Total costs and expenses                                                           11,742                  9,916
                                                                                   --------------------   --------------------

Operating loss                                                                                   (6,770)                (5,672)
                                                                                   --------------------   --------------------

Other income (expense):
     Interest income                                                                                160                    644
     Interest expense                                                                              (446)                   (53)
     Amortization of beneficial conversion feature and discount                                    (221)                     -
     Other income                                                                                    14                     56
                                                                                   --------------------   --------------------

               Total other (expense) income                                                        (493)                   647
                                                                                   --------------------   --------------------

Net loss                                                                                         (7,263)                (5,025)
                                                                                   ====================   ====================

Loss per common share - basic and diluted:                                         $              (0.11)  $               (.08)
                                                                                   ====================   ====================

Weighted average shares outstanding                                                          68,553,527             64,803,947
                                                                                   ====================   ====================

See Notes to Condensed Consolidated Financial Statements

                                 CYBERCARE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                                Three Months Ended
                                                                                                     March 31,
                                                                                   -------------------------------------------
                                                                                           2002                   2001
                                                                                   --------------------   --------------------
Cash Flows from Operating Activities:
Net loss                                                                           $             (7,263)  $             (5,025)

Adjustments to reconcile net loss to net cash used in operating activities:
       Depreciation                                                                                 209                    160
       Amortization                                                                                 322                    394
       Provision for doubtful accounts                                                            1,207                    267
       Amortization of beneficial conversion feature and discount                                   221                      -
       Net liabilities of discontinued operations                                                     -                   (182)
       Net assets of discontinued operations                                                          -                   (259)
       Loss (gain) on sale of subsidiaries                                                          515                    (92)
       Changes in operating assets and liabilities, net of effects of dispositions:
           Trade accounts receivable                                                                (50)                  (804)
           Inventories                                                                             (135)                (1,268)
           Notes receivable and other current assets                                                294                   (422)
           Accounts payable                                                                        (509)                  (571)
           Accrued and other current liabilities                                                  1,183                    499
                                                                                   --------------------   --------------------

           Net cash used in operating activities                                                 (4,006)                (7,303)
                                                                                   --------------------   --------------------

Cash Flows from Investing Activities:
       Purchase of marketable securities                                                              -                   (511)
       Proceeds from sale of marketable securities                                                    -                    500
       Restricted cash                                                                               97                   (315)
       Repayment from related parties, net                                                            5                  1,100
       Capital expenditures                                                                         (57)                  (185)
       Change in intangible, notes receivable and other assets                                      400                    180
                                                                                   --------------------   --------------------
           Net cash provided by investing activities                                                445                    769
                                                                                   --------------------   --------------------

Cash Flows from Financing Activities:
       Other liabilities                                                                            (51)                  (193)
       Net borrowings under lines of credit                                                          64                    306
       Net borrowings under notes payable                                                         1,403
       Proceeds from exercise of stock options and warrants                                           -                     94
       Proceeds from sale of common stock                                                           214                      -
       Proceeds from sale of convertible debentures                                               1,500                      -
                                                                                   --------------------   --------------------

           Net cash provided by financing activities                                              3,130                    207
                                                                                   --------------------   --------------------

Net decrease in cash and cash equivalents                                                          (431)                (6,327)
Cash and cash equivalents at the beginning of period                                                693                 15,231
                                                                                   --------------------   --------------------
Cash and cash equivalents at the end of period                                     $                262   $              8,904
                                                                                   ====================   ====================

Supplemental disclosure of cash flow information:
        Cash paid for interest                                                     $                 37   $                 53
                                                                                   ====================   ====================

See Notes to Condensed Consolidated Financial Statements.

                                 CYBERCARE, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued
                                 (In thousands)
                                   (Unaudited)

Supplemental disclosures of non-cash investing and financing activities:

                                                                                            For the Three Months Ended
                                                                                         March 31,              March 31,
                                                                                           2002                   2001
                                                                                   --------------------   --------------------
Fair market value of detachable warrants issued with convertible
  subordinated debentures                                                          $                 12   $                  -
Beneficial conversion feature on convertible debentures                                              21                      -
Common stock issued for payment of accrued expenses                                                 310                      -
Common stock issued for Employee Stock Purchase Plan                                                 45                     40
Common stock issued for accrued contribution to retirement plan                                     102                     61
Common stock issued for accrued settlement of a lawsuit                                               -                    125
Common stock received as consideration for sale of subsidiary                                         -                   (692)
Common stock issued for payment of accrued interest                                                 162                    366
Common stock received in repayment of note receivable                                                 -                   (183)
Common stock received in repayment of stock subscription receivable                                   -                    (65)
Property and equipment included in other liabilities                                                  -                    470

The following is a summary of the significant non-cash amounts that resulted from the Company's dispositions:

                                                                                            For the Three Months Ended
                                                                                         March 31,              March 31,
                                                                                           2002                   2001
                                                                                   --------------------   --------------------
Assets disposed:
  Accounts receivable                                                              $               (338)  $               (196)
  Property and equipment                                                                            (58)                   (76)
  Goodwill                                                                                         (424)                  (412)
  Other assets                                                                                      232                      -
                                                                                   --------------------   --------------------
      Assets disposed                                                                              (588)                  (684)
                                                                                   --------------------   --------------------
Liabilities transferred:
  Accounts payable                                                                                    -                     64
                                                                                   --------------------   --------------------
  Accrued expenses and short-term debt                                                               73                     20
                                                                                   --------------------   --------------------
       Liabilities transferred                                                                       73                     84
                                                                                   --------------------   --------------------
Common stock                                                                                        515                    600
                                                                                   --------------------   --------------------
Cash received from dispositions                                                    $                  -   $                  -
                                                                                   ====================   ====================

                                 CYBERCARE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002
                                   (UNAUDITED)

NOTE 1 - Organization and Summary of Significant Accounting Policies

Organization

     CyberCare, Inc. ("CyberCare" or the "Company") is a holding company, which is primarily comprised of a physical therapy and rehabilitation business, a pharmacy business, and a healthcare technology solutions business. Our overall goal is to improve the delivery and quality of healthcare for patients while adding incremental value to our customers' clinical and business processes. Our physical therapy and rehabilitation business operates clinics throughout the State of Florida. Its caring staff of clinicians and therapists compliment traditional primary care, orthopedic and neurological physician services and serve a wide range of patients requiring physical and occupational therapy and other rehabilitation services. Our pharmacy business supports thousands of patients and residents in assisted living and other long-term care facilities located in Florida. It also is licensed for mail order distribution across all fifty states.

     Our healthcare technology business utilizes its intellectual property, including patented technology, to deliver tele-monitoring solutions addressing the entire continuum of care. Its Electronic HouseCall(R) (EHC(TM)) hardware and software technology focuses on the chronically ill, wellness management and wound care. The EHC(TM) family of products and services permit enhanced physician supervision and oversight and enable remote medical and wellness monitoring and real-time interactive communications between patients and caregivers. This is made possible through various monitoring devices, hardware and software applications and our ability to establish an interactive network across the health care continuum and among a community of users and providers. In combination with our customers' clinical and business processes, the EHC(TM) System allows for effective and efficient data collection, integration and security, while successfully supporting case management and promoting personal participation and interaction.

Going Concern

     The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying condensed consolidated financial statements, the Company incurred a net loss for the three months ended March 31, 2002 of $7,263,000, negative cash flow from operations of $4,006,000, and a working capital deficiency of $5,703,000 at March 31, 2002. These factors, among others, may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

     The condensed consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations, to obtain additional financing, and ultimately, to attain successful operations.

There can be no assurances that such capital will be available to the Company on acceptable terms, or at all.

     In addition, on April 12, 2002, the Company entered into an agreement with investors for an additional $10,000,000 - $15,000,000 of capital. Funding of this amount is contingent upon the Company achieving certain milestones. There can be no assurances that the Company will achieve these milestones. Management has reduced the overall cash burn rate by 50% during the three months ended March 31, 2002, as compared to the 2001 level, and expects further reductions to be reflected within the second quarter 2002. Management is also continuing to assess the Company's operating structure for the purpose of increasing sources of revenue and seeking additional funding.

Future Capital Needs

     For the three months ended March 31, 2002 and for the year ended December 31, 2001, the Company incurred significant operating losses and cash flow deficiencies. The Company expects to incur additional losses for the remainder of 2002 as it carries out its business plan. The Company may raise funds through the sale of non-tele-monitoring assets and is continuing to reduce its overall monthly cash burn rate and is seeking additional equity or debt financing. The Company believes that it will reduce its costs to a level whereby it can sustain its operations, while at the same time seeking alternative funding sources.

Basis of Presentation and Consolidation

     The accompanying condensed consolidated financial statements have been prepared by the Company and are unaudited pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information related to the Company's significant accounting policies and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. In the opinion of management, these unaudited condensed consolidated financial statements reflect all material adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the consolidated financial position and consolidated results of operations for the interim periods presented. These results are not necessarily indicative of a full year's results of operations. Certain reclassifications have been made to the prior period financial statements to conform to the March 31, 2002 presentation.

     Although the Company believes that the disclosures provided are adequate to make the information presented not misleading, these unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

     The Company's condensed consolidated financial statements include the activity of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

Recent Accounting Pronouncements

     In July 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations", and No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets". SFAS 141 requires that all business combinations initiated after June 30, 2001 be accounted for under a single method - the purchase method. Use of the pooling-of-interests method is no longer permitted. SFAS 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment upon initial adoption of the Statement and on an annual basis going forward. The amortization of goodwill ceased upon adoption of SFAS 142 as of January 1, 2002. The Company believes that the adoption of these standards will have no material impact on its financial statements or results of operations except for elimination of amortization of Goodwill of approximately $290,000 per year.

NOTE 2 - Subordinated Debentures and Private Equity Line

     In January 2002, the Company issued an 8% debenture in the amount of $172,000 that was satisfied on April 23, 2002. The debenture was collateralized by a pledge of 400,000 shares of the Company's common stock, owned by a former officer and director.

     In March 2002, the Company entered into a term sheet with an investor (the "Lender") whereby the Company may borrow up to $5,000,000 in exchange for senior convertible promissory note(s) (the "Convertible Notes"). The Convertible Notes have a 12-month term and requires interest at 10% per annum, increasing to 15% retroactively upon default. At the election of the Lender, both principal and interest are convertible into the Company's common stock at 85% of the closing bid price on the day prior to conversion, but in no event less than $0.30 per share or more than $1.25 per share. The Company issued warrants to purchase 250,000 shares of common stock at $0.75 per share, exercisable within 24 months for each $2,500,000 funded by the Lender. As of March 31, 2002, the warrants were valued at $12,000 using the Black-Scholes valuation method. The Company is also liable for a commission (payable in cash and warrants) and the Lender's legal fees in connection with review of the transactional documents and closing of the transaction. All of the underlying shares, whether through conversion of the Convertible Notes or exercise of the warrants, have registration rights. As of May 8, 2002, the Company has issued the Convertible Notes for the entire $5,000,000 under this commitment as described in the following three paragraphs.

     The Company received $900,000 (less fees of $100,000) for working capital purposes and issued a $1,000,000 60-day promissory note dated January 22, 2002 to Dynamic Holdings Corporation and its principal (the "Note"). The Note was due on March 22, 2002 and interest was due on the unpaid principal balance at the rate of 8% per annum. The Company refinanced the Note without penalty by issuing a $1,250,000 convertible promissory note dated April 5, 2002 ("Dynamic Note"), which is part of the $5,000,000 commitment discussed above. The Dynamic Note is secured, by the outstanding balance of that certain $3,225,000 promissory note dated October 31, 2000, given by Outreach Programs, Inc. to the Company in exchange for the sale of 100% of the stock in Carolina Rehab, Inc.

     The Company received $228,000 (less fees of $2,000) for working capital purposes and issued a $230,000 10-day promissory note dated February 25, 2002 to Dynamic Holdings Corporation. Interest on the unpaid principal balance accrues at the rate of 8% per annum. This note was satisfied through an offset against amounts borrowed under a $1,250,000 convertible promissory note issued to Manford Investments, LLC (an affiliate of Dynamic Holdings and C.C. Fortune Ventures, LLC) dated April 4, 2002 (the "Manford Note"). The Manford Note is part of the $5,000,000 commitment discussed above.

     The Company received $2,500,000 (less fees of $150,000) for working capital purposes and issued a $2,500,000 senior convertible promissory note to C.C. Fortune Venture, LLC dated March 7, 2002, which is part of the $5,000,000 commitment discussed above.

     The Company entered into a Private Equity Line Agreement ("Agreement") dated as of September 14, 2001 with Strategic Investment Management SA, an entity organized under the laws of the British Virgin Islands ("SIM"). Under the Agreement, the Company has the right to require SIM to purchase, from time to time, the Company's common stock (a "Put"), in an aggregate amount not to exceed $15,000,000. On February 28, 2002, the Agreement was amended to increase the equity line from $15,000,000 to $30,000,000. The price for each share purchased pursuant to a Put is 85% of the lower of the closing bid price or the lowest trading price for the Company's common stock (as reported by Bloomberg, L.P.) on the trading day on which a Put notification is delivered by the Company to SIM. The maximum number of shares of common stock the Company is permitted to Put to SIM in any seven-trading day period is 17.5% of the average daily trading volume (measured over the 10-day period prior to the Put notification) multiplied by a factor of five. Each Put must be for at least 10,000 shares of the Company's common stock. Any "Put" is at the Company's option.

     Through March 31, 2002, the Company effectuated one "Put" for 500,000 shares of the Company's common stock and received proceeds in the amount of $214,000 from SIM. The Company is required to consummate minimum Puts of $1,000,000 of the Company's common stock during the term of the Agreement. The total number of shares of common stock, which may be owned at any point in time by SIM under the Agreement may not exceed 19.9% of the total outstanding common shares of the Company. The Agreement will terminate at the earlier of twenty-four months after the commencement of the commitment period or the date on which the Company has made Puts with an aggregate investment amount equal to $30,000,000.

NOTE 3 - Inventories

     Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. Finished goods and work-in-process inventories include material, labor and manufacturing overhead costs. Inventories consist of the following:

                                                                     MARCH 31, 2002          DECEMBER 31, 2001
                                                               -----------------------    -----------------------
         Component parts                                            $ 1,759,000                  $ 1,616,000
         Work-in-process                                                 29,000                       29,000
         Finished goods                                                 946,000                      954,000
                                                                    -----------                  -----------

                                                                    $ 2,734,000                  $ 2,599,000
                                                                    ===========                  ===========

Included in finished goods as of March 31, 2002 is $467,000 of inventory that has been shipped to but not installed by customers.

NOTE 4 - Dispositions

     Effective September 30, 2001, the Company entered into an agreement to sell the operating subsidiaries comprising its air ambulance business ("Air") to Global Air Response, an unrelated party ("GAR"). The transaction was not completed because certain guarantees made by certain of the operating subsidiaries could not be released to the satisfaction of GAR. Key management personnel of Air, along with certain unrelated third parties, expressed an interest in acquiring the air ambulance business under the same terms as the GAR transaction. In anticipation of this transaction, Air's key management team formed a corporation ("AIM").

     Effective December 3, 2001, the Company and the Air entities entered into a transaction with AIM (the "AIM Agreement") in which AIM assumed the office/hangar leases, purchased the existing furniture, fixtures and equipment (except aircraft) and acquired the corporate telephone numbers, corporate names, employees and a Federal Aviation Administration ("FAA") 135 Certificate issued to Air. The Company retained ownership of the Air aircraft and will remain liable for approximately $13,700,000 of the aircraft financing. Although the Company intends to sell the aircraft as soon as practicable, as part of the transaction, AIM has agreed to lease certain of the aircraft for as long as the Company owns them, up to a maximum of 30 months, for use in AIM's business. The Company has the right to sell any of the leased aircraft at any time to a third party upon providing AIM a thirty day right-of-first-refusal to match the third party offer. If AIM does not exercise its right, the Company can consummate the sale of the aircraft to the third party.

     Pursuant to the AIM Agreement, AIM issued a $5,000,000 promissory note (the "AIM Note") which bears interest at 6% and is convertible into a 19.9% dilutable, non-voting interest in AIM. Repayment of the AIM Note, including interest, is contingent upon AIM obtaining agreed upon levels of net distributable profits of AIM (as defined in the transaction documents). Due to the uncertainty surrounding collection of such payments, the Company has fully reserved the AIM Note as of December 31, 2001.

     For financial accounting purposes, a sale will not be recognized until the Company sells all of its aircraft and is removed from the related debt guarantees. Accordingly, until such event occurs, the operations of the air ambulance segment will be accounted for as discontinued operations. At March 31, 2002, the Company had a $1,000,000 accrual for the estimated future operating losses of Air.

     PHYSICIAN PRACTICE - Effective January 26, 2001, the Company sold certain assets and related liabilities of its physician practice to a related party in exchange for the return of 140,000 common shares of the Company owned by the related party valued at $691,000. The Company recognized a gain in the amount of $92,000 on this transaction.

     SOUTHEAST ACQUISITION AND DISPOSITION - The Company originally acquired 100% of the outstanding common stock of Southeast Medical Centers, Inc. ("Southeast") effective August 1, 1999. Effective January 7, 2002, the Company entered into a comprehensive settlement agreement (the "Southeast Agreement") involving the transfer of Southeast to Southeast's former owners. Under the Southeast Agreement, the Company transferred 100% of the stock of Southeast and received a $281,000 note which bears interest at 8.0% and is payable over three years. The note is collateralized by the stock of Southeast. The Southeast Agreement also calls for the waiver of any contingent consideration that would have been due under the terms of the original purchase agreement between the Company and former owners. The Company recognized a loss on the sale of this subsidiary of approximately $515,000 from this transaction during the first quarter of 2002.

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

                                                                            THREE MONTHS ENDED MARCH 31,
                                                                             2002                     2001
                                                                     -----------------       ------------------
         Revenue                                                     $  4,972,000              $  3,892,000
         Net loss                                                    $ (6,748,000)             $ (5,065,000)
         Net loss per common share (basic and diluted)               $      (0.10)             $      (0.08)

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

     The Company has previously disclosed the 14 purported class action lawsuits that were filed against CyberCare and certain of its executive officers alleging violations of federal securities laws. These lawsuits were consolidated into a single class action lawsuit by the United States District Court for the Southern District of Florida on November 4, 2000. The Consolidated Amended Complaint ("Complaint") principally alleges that the Company and certain of its officers and directors made misrepresentations or omissions regarding the development and future sales forecasts of its Electronic HouseCall(R) system products and revenues of its pharmacy division. On April 19, 2002, counsel for the parties entered into a Memorandum of Understanding addressing the terms of a settlement (the "Settlement"). The Settlement involves the payment of $3.1 million, to be provided under an insurance policy, and the issuance by the Company of 5,000,000 shares of stock (subject to certain sale restrictions), without any admission of liability by the Company. The Settlement is subject to definitive settlement documents and approval by the court. As of March 31, 2002, the Company has accrued $800,000 for this liability which is included in litigation and legal settlement costs contained in the statement of operations.

     Our Physical Therapy and Rehabilitation subsidiary ("PT&R") received a letter from the Center for Medicare and Medicaid Services ("CMS") and its intermediary in April 2001 notifying it of the suspension of Medicare payments. CMS alleged that certain patient complaints, which constituted less than 1% of PT&R's Medicare patients, and other alleged regulatory non-compliance, justified the payment suspension. During the suspension, the Medicare program continued to process PT&R's claims, but held payment in escrow. In August 2001, the suspension was lifted and payment for processed claims was released although approximately $1,115,000 remained held in escrow, pending further review. CMS completed its review and issued its formal determination in April 2002. CMS determined that approximately $1,191,000 in overpayment was made. Approximately $76,100 in repayment is required (together with an offset of the amounts held in escrow) to satisfy the overpayment. PT&R disputes the overpayment and is submitting a rebuttal to CMS's determination. As of March 31, 2002, the Company has recorded an allowance for the entire overpayment.

     A complaint was filed against the Company on August 13, 2001, alleging that the Company breached certain obligations in connection with the removal of a restrictive legend from stock issued to the plaintiff. Mediation was held in March 2002, which resulted in settlement of the dispute. The settlement requires the Company to issue shares of common stock equal in value to $200,000 (to be registered and valued at the time of filing a registration statement), transfer of the Sleep Disorder Center (previously owned by the plaintiff) back to the plaintiff, and make a cash payment, which the Company's insurance carrier has agreed to cover of $200,000. Completion of the settlement is forthcoming, pending finalization of settlement documentation. As of March 31, 2002, the Company has accrued $200,000 for this liability, of which $100,000 is included in litigation and legal settlement costs contained in the statement of operations for the three months ended March 31, 2002 and $100,000 was accrued as of December 31, 2001.

     A complaint was filed against the Company by IMRglobal (n/k/a CGI Information Technology Services) on November 21, 2001 in the 6th Judicial Circuit in and for Pinellas County, Florida, alleging that the Company breached its obligations to make payment for software development services of $1,113,000. A settlement has been reached whereby the Company has agreed to pay $150,000 and issue 500,000 shares of its common stock to the plaintiff. The shares are to be registered, but will be subject to certain sale restrictions.

     In February 2002, an arbitration panel determined that the Company is responsible for damages and attorneys' fees in connection with the Company's performance under an option agreement. From inception, the Company believed there was no merit to the claim and damages, if any, were covered under an insurance policy. The insurer later asserted that an exclusion from coverage applied. As part of the settlement reached at the mediation of the class action litigation, the Company waived its claim against the insurer for the coverage denial. On April 29, 2002 an Award of Arbitrators was issued for $1,114,000. As of March 31, 2002, the Company has accrued the full amount of this liability.

NOTE 6 - Changes in Stockholders' Equity

     During the three months ended March 31, 2002, the Company issued:

     - 54,453 shares of its common stock, valued at $45,000, under the employee stock purchase plan,

     - 170,066 shares of its common stock, valued at $162,000, as partial payment for interest owed on subordinated debentures,

     - 116,666 shares of its common stock to two former executives for the exercise of stock options on a cashless basis,

     - 657,791 shares of its common stock, valued at $310,000, for payment of certain outstanding accounts payable,

     - 500,000 shares of its common stock, valued at $214,000, under the private equity line, and

     - 106,389 shares of its common stock, valued at $102,000, for its contribution to the Company's retirement plan.

NOTE 7 - Operating Segments

     The Company has organized and determines its segments based on market segment operating groups. Each group reports its results of operations and makes requests for capital expenditures and acquisition funding to the individual management of the segment, the Chief Financial Officer, and the Chief Executive Officer. Under this organizational structure, the Company's operating groups have been aggregated into three reportable operating segments: physical therapy and rehabilitation services and pharmacy services (collectively "services") and technology.

     The other category presented below includes the corporate office and elimination of intercompany activities, neither of which meet the requirements of being classified as an operating segment. As discussed in Note 4, the Company entered into an agreement to sell Air during September 2001. Accordingly, Air is not separately presented below for either March 31, 2002 or 2001, but rather is included as part of the Other category because the Company is accounting for this disposition as a discontinued operation.

     The Company evaluates the performance of its reportable operating segments based primarily on net sales, net loss and working capital (deficit). Segment information for the three months ended March 31, 2002 and 2001 is as follows:

                           Physical Therapy
  For the three months         and
  ended March 31, 2002       Rehabilitation          Pharmacy     Total Services    Technology      Other           Consolidated
  --------------------     ----------------          --------     --------------    ----------      -----           ------------
Net sales                       $ 2,853,000       $ 1,790,000        $ 4,643,000   $   329,000   $         -       $  4,972,000
Net (loss)                       **(400,000)          (57,000)        **(457,000)   (3,598,000)   (3,208,000)        (7,263,000)
Working capital (deficit)           321,000           394,000            715,000   $  (363,000)   (6,055,000)        (5,703,000)
Total assets                    $ 4,030,000       $ 2,301,000        $ 6,331,000   $15,200,000   $ 6,377,000       $ 27,908,000

  For the three months
  ended March 31, 2001
  --------------------
Net sales                      *$ 2,667,000        $1,331,000       *$ 3,998,000   $   246,000   $         -       $  4,244,000
Net (loss) income                   563,000          (162,000)           401,000    (5,358,000)      (68,000)        (5,025,000)
Working capital (deficit)           534,000          (305,000)           229,000     3,256,000    19,101,000         22,586,000
Total assets                    $ 5,038,000        $2,285,000        $ 7,323,000   $20,488,000   $26,361,000       $ 54,172,000

     * Includes $352,000 of revenue generated by the two subsidiaries disposed of in January 2002 and January 2001.
     **  Includes $691,000 additional accrual for Medicare audit.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENT

     This Quarterly Report on Form 10-Q contains forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "could," "may," "will," "believes," "anticipates," "plans," "expects," "projects," "estimates," "intends," "continues," "seeks," "predicts," "expectations," variations of such words and similar expressions are intended to identify forward-looking statements. These forward-looking statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions ("Future Factors") that are difficult to predict. As a result, because these statements are based on expectations as to future performance and events and are not statements of fact, actual events or results may differ materially from those expressed or forecast in such forward-looking statements. Factors that might cause the Company's actual results to differ materially from those indicated by such forward-looking statements include, without limitation, those discussed in our filings with the Securities and Exchange Commission, including, but not limited to, our most recent proxy statement and "Risk Factors" in our most recent Form 10-K, as well as Future Factors that may have the effect of reducing our available operating income and cash balances.

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

     You should not unduly rely on such forward-looking statements when evaluating the information presented herein. These statements should be considered only after carefully reading this entire Form 10-Q and the documents incorporated herein by reference.

     The following discussion and analysis addresses the Company's results of operations and financial condition and should be read in conjunction with the Company's condensed consolidated unaudited Financial Statements and Notes thereto appearing in Part I, Item 1 in this Form 10-Q, and the Company's audited Consolidated Financial Statements listed in Part II, Item 7 and the Notes thereto appearing in the Company's 2001 Annual Report on Form 10-K.

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND MARCH 31, 2001

The following table represents the sales for each segment and its related cost of services for the periods indicated:

                                FOR THE THREE MONTHS ENDED                           FOR THE THREE MONTHS
                                         MARCH 31                                       ENDED MARCH 31
                                --------------------------                       -----------------------------
                                      2002            2001                             2002               2001
                                       NET             NET                         COSTS OF           COSTS OF
                                     SALES           SALES      % CHANGE           SERVICES           SERVICES   % CHANGE
                                -----------    -----------      --------         ----------         ----------   ---------
     Physical Therapy and
  Rehabilitation Services       $ 2,853,000    $ 2,667,000           7.0         $1,804,000         $1,573,000       14.7

        Pharmacy Services         1,790,000      1,331,000          34.5          1,513,000          1,058,000       43.0
                                -----------    -----------                       ----------         ----------

Total Services Businesses         4,643,000      3,998,000          16.1          3,317,000          2,631,000       26.1
                                -----------    -----------                       ----------         ----------

               Technology           329,000        246,000          33.7            572,000            643,000      (11.0)
                                -----------    -----------                       ----------         ----------

      Total                     $ 4,972,000    $ 4,244,000          17.2         $3,889,000         $3,274,000       18.8
                                ===========    ===========                       ==========         ==========

NET SALES

     Net sales for the three months ended March 31, 2002 increased by approximately 17.2% when compared to the three months ended March 31, 2001. The net sales increase was a result of an increase in the physical therapy and rehabilitation services segment of approximately $186,000, an increase in the pharmacy services segment of $459,000, and an increase in the technology segment of approximately $83,000.

     The increase in the sales for the physical therapy and rehabilitation services segment was a result of internal growth by opening new clinics subsequent to March 31, 2001 and the closing of certain clinics that were unprofitable. The increase was offset by the sale of the physician practice in January 2001 and the sale of the chiropractic practice in 2002. The combined sales, generated by the disposition of these two practices, for the three months ended March 31, 2001 was $352,000.

     The increase in sales from our pharmacy services segment resulted from an increase in services and the expansion of the customer base.

     In the technology segment, the Company's sleep disorder revenue increased as a result of an increased number of patients served and was offset by a reduction in the Company's technology equipment sales.

COST OF SERVICES

     Excluding the disposal of the two former subsidiaries in January 2002 and 2001, the increase in cost of services relating to the physical therapy and rehabilitation services segment is consistent with the corresponding increase in revenue for such segment because of the increased number of operating locations and resulted in a corresponding increase in direct operating costs such as salaries, rent and supplies.

     The cost of services relating to the pharmacy segment increased in direct relationship to the increase in revenue due to the hiring of additional personnel to support the internal growth.

     The cost of services for the technology segment for the three months ended March 31, 2002, decreased by approximately 11% as compared to the same period last year. The decrease is a direct result of the Company's cost management program focusing on internal and customer support costs and the cost of equipment sold. The Company has reduced these costs even further during the second quarter of 2002.

SELLING, GENERAL AND ADMINISTRATIVE

     Selling, general and administrative expense for the three months ended March 31, 2002 increased by approximately $2,975,000 or 107.7% compared with the same period last year. The increase is due to increased rent expense, additional severance pay due to various reductions in personnel during February and March 2002, an increase in legal fees, and general operating expenses for our foreign entities that were not in existence during the quarter ended March 31, 2001 and additional allowance on the funds being held by Medicare which is a one-time charge. The Company has taken steps to reduce these costs even further during the second quarter of 2002 and will continue to monitor all expenditures.

RESEARCH AND DEVELOPMENT

     Research and development expenses for the three months ended March 31, 2002 decreased by approximately $2,435,000 or 71.3% when compared to the same period last year. The decrease was due to the reduction in expenditures for the development of new products that were completed in the fourth quarter of 2001. The Company expects that these costs will continue to decrease substantially by December 31, 2002.

DEPRECIATION AND AMORTIZATION

     Depreciation and amortization decreased during the three months ended March 31, 2002 by $23,000 as compared to the same period last year. The decrease is due to the Company implementing FASB 141/142, which requires no amortization to be taken on goodwill.

LITIGATION AND LEGAL SETTLEMENT COSTS

     During the three months ended March 31, 2002, the Company has accrued $960,000 for litigation expenses and was offset by $873,000 from the settlement of certain other litigation.

OTHER INCOME (EXPENSE)

     During the three months ended March 31, 2002, interest income decreased to $160,000 compared to $644,000 for the three months ended March 31, 2001, a decrease in available cash for investment purposes.

     During the three months ended March 31, 2002, interest expense increased to $446,000 compared with $53,000 for the three months ended March 31, 2001, primarily due the Company's issuance of $10,000,000 of subordinated debentures in May 2001.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has historically funded its growth from the sale of equity securities and convertible debentures. In 2002 and 2001, the Company raised approximately $5,000,000 and $11,500,000, respectively, through private debt and equity offerings, which the Company is using for acquisitions and joint ventures, research, development, engineering, marketing and working capital purposes. The Company's working capital requirements will continue to be significant through 2002 as the Company continues to eliminate a number of the financial and legal legacy issues incurred prior to 2002. The Company had a working capital deficit of approximately $5,703,000 as of March 31, 2002.

     Historically, the Company has expended significant amounts to develop its technology segment, including joint venture relationships, introduction into the international market segment and increasing its research and development and administrative costs. In the first and second quarters of 2002, the Company has taken steps to significantly reduce operating costs and substantially increase unit gross margins on hardware sold. The Company's overall monthly operating expenses exceed its cash revenues by approximately $1,250,000 for the first quarter of 2002; a reduction of 50% over 2001. If the Company's revenues do not increase in the near term, the Company's losses will continue and its available capital will diminish further. The physical therapy and rehabilitation and pharmacy segments are cash flow positive and provide funds to support a portion of the technology business' negative cash flow. The portion of the technology business' expenditures not funded internally and the corporate expenditures are currently being funded through private sales of securities. In addition, on April 12, 2002, the Company entered into an agreement with investors for an additional $10,000,000 - $15,000,000 of capital. Funding of this amount is contingent upon the Company achieving certain milestones. There can be no assurances that the Company will achieve these milestones or, if not achieved, that the investors will continue to fund the Company's working capital and operating cash flow deficiencies.

     The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations, to obtain additional financing, and ultimately, to attain successful operations. The Company is in the process of seeking funding in addition to the amounts discussed above and executing further cost reductions that will enable it to meet its funding and related commitments. There can be no assurances that such efforts will be successful or will be sufficient to meet the Company's working capital requirements through December 31, 2002.

     Our future capital requirements will depend on numerous factors, including growth and strategies for the services businesses, the rate of acceptance of our EHC(TM) Units in the market, our ability to deliver increasing quantities of products and achieve commercially acceptable gross profits, our ability to achieve services top and bottom line growth and our ability to control expenses. The timing and amount of working capital requirements cannot be accurately predicted. The Company expects losses to continue through 2002, although at a substantially reduced rate.

     In January 2002, the Company issued an 8% debenture in the amount of $172,200, which was satisfied on April 23, 2002. The debenture was collateralized by a pledge of 400,000 shares of the Company's common stock owned by a former officer and director.

     In March 2002, the Company entered into a term sheet with an investor (the "Lender") whereby the Company may borrow up to $5,000,000 in exchange for senior convertible promissory note(s) (the "Convertible Notes"). The Convertible Notes have a 12-month term and requires interest at 10% per annum, increasing to 15% retroactively upon default. At the election of the Lender, both principal and interest are convertible into the Company's common stock at 85% of the closing bid price on the day prior to conversion, but in no event less than $0.30 per share or more than $1.25 per share. The Company issued warrants to purchase 250,000 shares of common stock at $0.75 per share, exercisable within 24 months for each $2,500,000 funded by the Lender. The Company is also liable for a commission (payable in cash and warrants) and the Lender's legal fees in connection with review of the transactional documents and closing of the transaction. All of the underlying shares, whether through conversion of the Convertible Notes or exercise of the warrants, have registration rights. As of May 8, 2002, the Company has issued the Convertible Notes for the entire $5,000,000 under this commitment as described in the following three paragraphs.

     The Company received $900,000 (less fees of $100,000) for working capital purposes and issued a $1,000,000 60-day promissory note dated January 22, 2002 to Dynamic Holdings Corporation and its principal (the "Note"). The note was due on March 22, 2002 and interest was due on the unpaid principal balance at the rate of 8% per annum. The Company refinanced the Note without penalty by issuing a $1,250,000 convertible promissory note dated April 5, 2002 ("Dynamic Note") which is part of the $5,000,000 commitment discussed above. The Dynamic Note is secured by the outstanding balance of that certain $3,225,000 promissory note dated October 31, 2000, given by Outreach Programs, Inc. to the Company in exchange for the sale of 100% of the stock in Carolina Rehab, Inc.

     The Company received $228,000 (less fees of $2,000) for working capital purposes and issued a $230,000 10-day promissory note dated February 25, 2002 to Dynamic Holdings Corporation. Interest on the unpaid principal balance accrues at the rate of 8% per annum. This note was satisfied through an offset against amounts borrowed under a $1,250,000 convertible promissory note issued to Manford Investments, LLC (an affiliate of Dynamic Holdings and C.C. Fortune Ventures, LLC) dated April 4, 2002 (the "Manford Note"). The Manford Note is part of the $5,000,000 commitment discussed above.

     The Company received $2,500,000 (less fees of $150,000) for working capital purposes and signed a $2,500,000 senior convertible promissory note dated as of March 7, 2002 with C.C. Fortune Venture, LLC which is part of the $5,000,000 commitment discussed above.

     The cash flow of the services subsidiaries are subject to the reimbursement for services rendered from the government, private insurance companies, and directly from patients. If the government or private insurance carriers reduce or delay the payments, this may have a negative effect on our liquidity.

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

     Pursuant to the terms of a private equity line agreement, we may issue up to $30,000,000 of shares of our Common Stock to Strategic Investment Management, SA at a price equal to approximately 85% of the market price of the Common Stock based upon a particular formula for "putting" the stock to SIM. By raising additional funds and issuing additional common shares under the private equity line, our stockholders may experience dilution.

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

     In April 2002, the Company borrowed $75,000 at 8% per annum from its current Chief Executive Officer and President for working capital purposes under a 30-day promissory note. On April 25, 2002 this note was paid in full.

     Except as discussed above, we have no commitments for additional financings or borrowings. We can provide no assurance that additional debt or equity financing will be completed, and if completed, will be on favorable terms. Lower than expected earnings resulting from adverse conditions or otherwise, could restrict our ability to expand our operations, or otherwise fully execute our business plan. Management will explore all available alternatives to preserve our business operations.

     Cash used in operating activities was $4,006,000 and $7,303,000 for the three months ended March 31, 2002 and 2001, respectively. The decrease of 45.2% was primarily a result of an increase in accruals for settlement of various litigation, a loss from the sale of Southeast Medical, an increase in provision for doubtful accounts, and amortization of beneficial conversion feature and discount.

     Cash provided by investing activities was $445,000 for the three months ended March 31, 2002 compared to $769,000 for three months ended March 31, 2001. The decrease was primarily a result of repayments of loaned amounts during the first quarter of 2002 and sale of Southeast Medical.

     Cash provided by financing activities was $3,130,000 and $207,000 for the three months ended March 31, 2002 and 2001, respectively. The increase was primarily due to funds received in 2002 from direct sales of the Company's common stock and from the issuance of convertible subordinated debentures and various other promissory notes.

     Total assets as of March 31, 2002 decreased to $27,908,000 or 10.6% from December 31, 2001. This decrease was attributable to a reduction in cash as a result of working capital requirements and the transfer of Southeast Medical. Total cash and cash equivalents as of March 31, 2002, decreased to $262,000 from $693,000, as of December 31, 2001.

     Total liabilities as of March 31, 2002 increased $3,073,000 or 14.8% from December 31, 2001. This increase is primarily due to the issuance of subordinated debentures in the amount of $1,500,000 and accruals for various lawsuit liabilities.

     Working capital deficiency, defined as current assets less current liabilities increased by $3,547,000 from December 31, 2001, primarily resulting from use of cash to fund operations, the accrual for various lawsuit liabilities and an increase in the allowance for the receivables being held in escrow by Medicare.

CRITICAL ACCOUNTING POLICIES

     The Company's discussion and analysis of its financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related contingent liabilities. On an on-going basis, the Company evaluates its estimates, including those related to revenues, bad debts, inventories, investments, income taxes, and contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

     REVENUE RECOGNITION

     The Company generates revenue primarily from the provision of therapy and related services, the sale of prescription drugs and, to a lesser extent, the sale of technology related products and services. The Company recognizes revenue when services have been rendered or delivery has occurred, the price of the product or service is fixed or determinable and collectability is reasonably assured.

     The Company's subsidiaries bill Medicare and Medicaid for certain products and services provided. Medicare and Medicaid reimbursements are recognized based on allowable charges. The difference between the established billing rates and contracted or anticipated reimbursement rates is recorded as a contractual allowance and offset against net revenue. These revenues are subject to audit and retroactive adjustment by the respective fiscal intermediaries.

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

     ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS

     In August 2001, the Financial Accounting Standards Board issued Statement No. 144 -Accounting for the Impairment or Disposal of Long-Lived Assets (FASB
144), effective for fiscal years beginning after December 15, 2001. This Statement supercedes (FASB 121) - Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. FASB 144 retains the fundamental provision of FASB 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale. The Company determined that for the three months ended March 31, 2002, FASB 144 had no effect.

RECENT ACCOUNTING PRONOUNCEMENTS

     In July 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations", and No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets". SFAS 141 requires that all business combinations initiated after June 30, 2001 be accounted for under a single method - the purchase method. Use of the pooling-of-interests method is no longer permitted. SFAS 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment upon initial adoption of the Statement and on an annual basis going forward. The amortization of goodwill ceased upon adoption of SFAS 142 as of January 1, 2002. The Company believes that the adoption of these standards will have no material impact on its financial statements or results of operations except for elimination of amortization of Goodwill of approximately $290,000 per year.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     As of March 31, 2002, the Company had outstanding $11,500,000 aggregate principal amount of convertible subordinated debentures. Based upon the closing bid of the Company's common stock on March 31, 2002, of $0.25, as reported by the National Market of Nasdaq, the fair value of the convertible subordinated debentures was approximately $10,501,000.

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

     The Company has previously disclosed the 14 purported class action lawsuits that were filed against CyberCare and certain of its executive officers alleging violations of federal securities laws. These lawsuits were consolidated into a single class action lawsuit by the United States District Court for the Southern District of Florida on November 4, 2000. The Consolidated Amended Complaint ("Complaint") principally alleges that the Company and certain of its officers and directors made misrepresentations or omissions regarding the development and future sales forecasts of its Electronic HouseCall(R) system products and revenues of its pharmacy division. On April 19, 2002, counsel for the parties entered into a Memorandum of Understanding addressing the terms of a settlement (the "Settlement"). The Settlement involves the payment of $3.1 million, to be provided under an insurance policy, and the issuance by the Company of 5,000,000 shares of stock (subject to certain sale restrictions), without any admission of liability by the Company. The Settlement is subject to definitive settlement documents and approval by the court. As of March 31, 2002, the Company has accrued $800,000 for this liability which is included in litigation and legal settlement costs contained in the statement of operations.

     Our Physical Therapy and Rehabilitation subsidiary ("PT&R") received a letter from the Center for Medicare and Medicaid Services ("CMS") and its intermediary in April 2001 notifying it of the suspension of Medicare payments. CMS alleged that certain patient complaints, which constituted less than 1% of PT&R's Medicare patients, and other alleged regulatory non-compliance, justified the payment suspension. During the suspension, the Medicare program continued to process PT&R's claims, but held payment in escrow. In August 2001, the suspension was lifted and payment for processed claims was released although approximately $1,115,000 remained held in escrow, pending further review. CMS completed its review and issued its formal determination in April 2002. CMS determined that approximately $1,191,000 in overpayment was made. Approximately $76,100 in repayment is required (together with an offset of the amounts held in escrow) to satisfy the overpayment. PT&R disputes the overpayment and is submitting a rebuttal to CMS's determination. As of March 31, 2002, the Company has recorded an allowance for the entire overpayment.

     A complaint was filed against the Company on August 13, 2001, alleging that the Company breached certain obligations in connection with the removal of a restrictive legend from stock issued to the plaintiff. Mediation was held in March 2002, which resulted in settlement of the dispute. The settlement requires the Company to issue shares of common stock equal in value to $200,000 (to be registered and valued at the time of filing a registration statement), transfer of the Sleep Disorder Center (previously owned by the plaintiff) back to the plaintiff, and make a cash payment, which the Company's insurance carrier has agreed to cover of $200,000. Completion of the settlement is forthcoming, pending finalization of settlement documentation. As of March 31, 2002, the Company has accrued $200,000 for this liability; of which $100,000 is included in litigation and legal settlement costs contained in the statement of operations for the three months ended March 31, 2002 and $100,000 was accrued as of December 31, 2001.

     A complaint was filed against the Company by IMRglobal (n/k/a CGI Information Technology Services) on November 21, 2001 in the 6th Judicial Circuit in and for Pinellas County, Florida, alleging that the Company breached its obligations to make payment for software development services of $1,113,000. A settlement has been reached whereby the Company has agreed to pay $150,000 and issue 500,000 shares of its common stock to the plaintiff. The shares are to be registered, but will be subject to certain sale restrictions.

     In February 2002, an arbitration panel determined that the Company is responsible for damages and attorneys' fees in connection with the Company's performance under an option agreement. From inception, the Company believed there was no merit to the claim and damages, if any, were covered under an insurance policy. The insurer later asserted that an exclusion from coverage applied. As part of the settlement reached at the mediation of the class action litigation, the Company waived its claim against the insurer for the coverage denial. On April 29, 2002 an Award of Arbitrators was issued for $1,114,000.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

     During the three months ended March 31, 2002, the Company issued:

     - 54,453 shares of its common stock, valued at $45,000, under the employee stock purchase plan,

     - 170,066 shares of its common stock, valued at $162,000, as partial payment for interest owed on subordinated debentures,

     - 116,666 shares of its common stock to two former executives for the exercise of stock options on a cashless basis,

     - 657,791 shares of its common stock, valued at $310,000, for payment of certain outstanding accounts payable,

     - 500,000 shares of its common stock, valued at $214,000, under the private equity line, and

     - 106,389 shares of its common stock, valued at $102,000, for its contribution to the Company's retirement plan.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES
          N/A

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          During the first quarter of 2002, covered by this report on Form 10-Q, no matter was submitted to a vote of security holder

ITEM 5.   OTHER INFORMATION
          N/A

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     On January 15, 2002, the Company filed a Current Report on Form 8-K/A (Item
5), which clarified certain terms of the private equity line.

     On January 16, 2002, the Company filed a Current Report Form 8-K (Item 5) regarding an amendment to the Marketing, Distribution and License Agreement dated October 11, 2001 with CyberAmeriCare, Inc.

     On February 11, 2002, the Company filed a Current Report on Form 8-K (Item
5) regarding the resignation of the Company's Chairman of the Board/Chief Executive Officer, the appointment of an interim Chairman of the Board, and the current President assuming the role of Chief Executive Officer.

     On March 7, 2002, the Company filed a Current Report on Form 8-K (Item 5) regarding the termination of the Marketing, Distribution and License Agreement dated October 11, 2001 with CyberAmeriCare, Inc., the termination of the Cooperative Development, Services, Licensing and Marketing Agreement with Health Hero, and the notification from the NASDAQ Stock Market, Inc.

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 CYBERCARE, INC.
                                  (Registrant)

May 15, 2002      By:      /s/ Joseph R. Forte
------------               --------------------------------------------
 (Date)                             Joseph R. Forte, Chief Executive Officer
                                    and President

May 15, 2002      By:      /s/ Dana Pusateri
------------               -----------------------------------
(Date)                              Dana Pusateri, Executive Vice President

May 15, 2002      By:      /s/ Steven M. Cohen
------------               --------------------------------------------
(Date)                              Steven M. Cohen, Chief Financial Officer

May 15, 2002      By:      /s/ Arthur Kobrin
------------               -----------------------------------
(Date)                              Arthur Kobrin, Treasurer