Form 10-Q
period 2002-06-30
CYBER CARE INC
filed 2002-08-19
CIK 887904

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    Form 10-Q




      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2002

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


                                 (561) 742-5000
                                ----------------
                         (Registrant's telephone number)


      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report(s)), and (2) has been subject to such filing requirements for the past 90
days.    Yes [X]     No [ ]

      The registrant has one class of common stock, $0.0025 par value, of which 77,559,192 shares were outstanding as of July 31, 2002.

                                 CYBERCARE, INC.

                    10-Q FOR THE QUARTER ENDED JUNE 30, 2002



                                TABLE OF CONTENTS


                                                                        PAGE NO.

       PART I.     FINANCIAL INFORMATION

       Item 1.     Condensed Consolidated Financial Statements

                   Condensed Consolidated Balance Sheets
                   as of June 30, 2002 (unaudited) and December 31, 2001     3

                   Condensed Consolidated Statements of Operations
                   for the Three and Six Months Ended June 30, 2002
                   and 2001 (unaudited)                                      4

                   Condensed Consolidated Statements of
                   Cash Flows for the Six Months Ended
                   June 30, 2002 and 2001 (unaudited)                        5

                   Notes to Condensed Consolidated
                   Financial Statements                                      7

       Item 2.     Management's Discussion and Analysis of
                   Financial Condition and Results of Operations             16

       Item 3.     Quantitative and Qualitative Disclosures
                   About Market Risk                                         26

       PART II.    OTHER INFORMATION

       Item 1.     Legal Proceedings                                         27
       Item 2.     Changes in Securities and Use of Proceeds                 28
       Item 3.     Defaults Upon Senior Securities                           28
       Item 4.     Submission of Matters to a Vote of Security Holders       28
       Item 5.     Other Information                                         28
       Item 6.     Exhibits and Reports on Form 8-K                          28

       Signatures                                                            30

                               CYBERCARE, INC.
                    CONDENSED CONSOLIDATED BALANCE SHEETS
               (In thousands, except share and per share data)

                                                                                       June 30,           December 31,
                                                                                         2002                 2001
                                                                                       ---------          -----------
                                     ASSETS                                           (unaudited)
Current Assets:
  Cash and cash equivalents                                                            $      38          $     693
  Cash - restricted                                                                          277                373
  Trade accounts receivable, less allowance for doubtful accounts of
    $1,976 (2002) and $1,859 (2001)                                                        2,567              4,293
  Inventories, net                                                                         2,953              2,599
  Notes receivable - related parties, less allowance to reduce to realizable
   value of $687 (2002) and $604 (2001)                                                      129                228
  Notes and interest receivable                                                              918              1,164
  Other current assets                                                                       389                867
                                                                                       ---------          ---------
            Total current assets                                                           7,271             10,217

Property and equipment, net                                                                2,058              2,439
Goodwill, net                                                                              4,563              5,085
Licenses, net                                                                              9,347              9,992
Notes receivable                                                                           2,584              2,455
Other assets                                                                               1,069              1,041
                                                                                       ---------          ---------

          Total assets                                                                 $  26,892          $  31,229
                                                                                       =========          =========

                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                                     $   2,659          $   3,015
  Accrued liabilities                                                                      5,849              5,724
  Current portion of notes payable and long-term debt                                        150                 85
  Lines of credit                                                                          1,419                974
  Convertible subordinated debentures, net of discounts of $35                             5,465               --
  Net liabilities of discontinued operations                                               1,689              1,660
  Deferred revenue                                                                            32                746
  Other current liabilities                                                                  159                169
                                                                                       ---------          ---------
            Total current liabilities                                                     17,422             12,373

Convertible subordinated debentures, net of discounts of $1,525 (2002) and
  $1,924 (2001)                                                                            8,475              8,076
Notes payable and long-term debt, net of current portion                                      56               --

Other liabilities                                                                            198                361
                                                                                       ---------          ---------
          Total liabilities                                                               26,151             20,810
                                                                                       ---------          ---------

Commitments and contingencies

Stockholders' Equity:
  Preferred stock, 20,000,000 shares authorized; 19,800,000 shares
      available for issuance                                                                --                 --
  Common stock, $0.0025 par value, 200,000,000 shares authorized;
      77,334,081 and 67,827,992 shares issued and outstanding at
      June 30, 2002 and December 31, 2001, respectively                                      193                170
  Capital in excess of par                                                               129,533            127,055
  Stock subscription receivable                                                           (4,740)            (4,740)
  Accumulated deficit                                                                   (124,245)          (112,066)
                                                                                       ---------          ---------
            Total stockholders' equity                                                       741             10,419
                                                                                       ---------          ---------

            Total liabilities and stockholders' equity                                 $  26,892          $  31,229
                                                                                       =========          =========

See Notes to Condensed Consolidated Financial Statements.

                                 CYBERCARE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (In thousands, except share and per share data)
                                   (Unaudited)

                                                                       Three Months Ended               Six Months Ended
                                                                            June 30,                         June 30,
                                                                   ----------------------------    ----------------------------
                                                                       2002            2001            2002            2001
                                                                   ------------    ------------    ------------    ------------
Net revenues                                                       $      4,912    $      4,704    $      9,884    $      8,948
                                                                   ------------    ------------    ------------    ------------

Costs and expenses:
      Cost of services                                                    4,077           3,383           7,966           6,579
      Selling, general and administrative                                 3,632           3,550           9,370           6,391
      Research and development                                              706           4,314           1,688           7,731
      Depreciation and amortization                                         517             555           1,048           1,109
      Litigation and legal settlement costs                                --              --                87            --
      Loss (gain) on sale of subsidiaries                                   238            --               753             (92)
                                                                   ------------    ------------    ------------    ------------
            Total costs and expenses                                      9,170          11,802          20,912          21,718
                                                                   ------------    ------------    ------------    ------------

Operating loss                                                           (4,258)         (7,098)        (11,028)        (12,770)

Other income (expense):
      Interest income                                                       184             272             344             916
      Interest expense                                                     (619)            (24)         (1,065)            (77)
      Amortization of beneficial conversion feature & discount             (239)           (108)           (460)           (108)
      Other income                                                           16               4              30              60
                                                                   ------------    ------------    ------------    ------------

            Total other income (expense)                                   (658)            144          (1,151)            791
                                                                   ------------    ------------    ------------    ------------

Loss from continuing operations                                          (4,916)         (6,954)        (12,179)        (11,979)


Estimated loss on disposal of discontinued business                        --              (950)           --              (950)
                                                                   ------------    ------------    ------------    ------------

Net loss                                                           $     (4,916)   $     (7,904)   $    (12,179)   $    (12,929)
                                                                   ============    ============    ============    ============

Loss per common share - basic and diluted:
        Loss from continuing operations                            $      (0.07)   $      (0.11)   $      (0.17)   $      (0.18)
        Discontinued operations                                            --             (0.01)           --             (0.02)
                                                                   ------------    ------------    ------------    ------------
        Net loss                                                   $      (0.07)   $      (0.12)   $      (0.17)   $      (0.20)
                                                                   ============    ============    ============    ============

Weighted average shares outstanding                                  73,026,007      64,894,503      70,793,253      64,849,475
                                                                   ============    ============    ============    ============

See Notes to Condensed Consolidated Financial Statements.

                                 CYBERCARE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                                     Six Months Ended
                                                                                                         June 30,
                                                                                                 --------------------------
                                                                                                   2002              2001
                                                                                                 --------          --------
Cash Flows from Operating Activities:
Net loss                                                                                         $(12,179)         $(12,929)
Adjustments to reconcile net loss to net cash used in operating activities:
        Depreciation                                                                                  403               325
        Amortization                                                                                  645               784
        Provision for doubtful accounts                                                             1,921               546
        Amortization of beneficial conversion feature and discount                                    460               108
        Loss from unconsolidated subsidiary                                                             8              --
        Loss on disposal of fixed assets                                                               42              --
        Common stock issued for services                                                                6                53
        Amortization of Deferred Loan Costs                                                           119              --
        Fair market value of stock options issued to directors                                         13              --
        Common stock issued for interest                                                              215              --
        Common stock issued for settlement of lawsuits                                              1,000              --
        Net liabilities of discontinued operations                                                     29              (405)
        Net assets of discontinued operations                                                        --                (351)
        Estimated loss on disposal of discontinued business                                          --                 950
        Loss (gain) on sale of subsidiaries                                                           753               (92)
        Changes in operating assets and liabilities, net of effects of dispositions:
             Trade accounts receivable                                                               (460)           (2,324)
             Inventories                                                                             (354)           (1,423)
             Notes receivable and other current assets                                                780              (348)
             Accounts payable                                                                         (28)             (601)
             Accrued and other current liabilities                                                    (55)              923
                                                                                                 --------          --------
                  Net cash used in operating activities                                            (6,682)          (14,784)
                                                                                                 --------          --------

Cash Flows from Investing Activities:
            Purchase of marketable securities                                                        --                (511)
            Cash transferred upon sale of subsidiary                                                  (64)             --
            Proceeds from sale of marketable securities                                              --               1,011
            Restricted cash                                                                            95              (365)
            Repayment from related parties, net                                                         9             1,144
            Capital expenditures                                                                     (152)             (159)
            Change in intangible, notes receivable and other assets                                    48               270
                                                                                                 --------          --------
                  Net cash (used in) provided by investing activities                                 (64)            1,390
                                                                                                 --------          --------

Cash Flows from Financing Activities:
           Other liabilities                                                                          202              (151)
           Net borrowings under lines of credit                                                       445               162
           Proceeds from exercise of stock options and warrants                                      --                  94
           Proceeds from sale of common stock                                                         214              --
           Proceeds from sale of convertible subordinated debentures                                5,230            10,000
                                                                                                 --------          --------
                      Net cash provided by financing activities                                     6,091            10,105
                                                                                                 --------          --------

Net decrease in cash and cash equivalents                                                            (655)           (3,289)
Cash and cash equivalents at the beginning of period                                                  693            15,231
                                                                                                 --------          --------
Cash and cash equivalents at the end of period                                                   $     38          $ 11,942
                                                                                                 ========          ========

Supplemental disclosure of cash flow information:
        Cash paid for interest                                                                   $    328          $    132
                                                                                                 ========          ========


See Notes to Condensed Consolidated Financial Statements.

                                 CYBERCARE, INC.
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued
                                 (In thousands)
                                   (Unaudited)


Supplemental disclosures of non-cash investing and financing activities:


                                                                                     For the Six Months Ended
                                                                                     June 30,           June 30,
                                                                                       2002              2001
                                                                                   ------------       -----------
Fair market value of detachable warrants issued with convertible
 subordinated debentures                                                             $    46            $ 2,618
Beneficial conversion feature on convertible debentures                                   36                 --
Common stock issued for payment of accounts payable                                      316                 --
Common stock issued for Employee Stock Purchase Plan                                      45                 40
Common stock issued for accrued contribution to retirement plan                          102                 61
Common stock issued for accrued settlement of a lawsuit                                  209                125
Common stock received as consideration for sale of subsidiary                             --               (692)
Common stock issued for payment of accrued interest                                      108                366
Common stock received in repayment of note receivable                                     --               (183)
Common stock received in repayment of stock subscription receivable                       --                (65)
Common stock issued to purchase domain name                                               --                  8
Common stock issued for stock subscription receivable                                     --                800
Common stock issued on Conversion of Notes Payable                                       175                 --
Fair market value of options issued to Directors                                          13                 --
Property and equipment included in other liabilities                                      --                568


The following is a summary of the significant non-cash amounts that resulted from the Company's dispositions:

                                                                                        For the Six Months Ended
                                                                                       June 30,             June 30,
                                                                                         2002                 2001
                                                                                     -------------        ------------
Assets disposed:
  Accounts receivable                                                                   $(471)               $(196)
  Property and equipment                                                                  (88)                 (76)
  Goodwill                                                                               (522)                (412)
  Other assets                                                                            230                   --
                                                                                        -----                -----
      Assets disposed                                                                    (851)                (684)
                                                                                        -----                -----

Liabilities transferred:
  Accounts payable                                                                         11                   64
  Accrued expenses and short-term debt                                                    151                   20
                                                                                        -----                -----
       Liabilities transferred                                                            162                   84
                                                                                        -----                -----
Fair value of common stock issued                                                         753                  600
                                                                                        -----                -----
Cash transferred upon dispositions                                                      $ (64)               $  --
                                                                                        =====                =====


                                 CYBERCARE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002
                                   (UNAUDITED)


NOTE 1 - Organization and Summary of Significant Accounting Policies

Organization

      CyberCare, Inc. ("CyberCare" or the "Company") is a holding company, which consists primarily of service businesses including a physical therapy and rehabilitation business, a pharmacy business, and a healthcare technology solutions business. Our overall goal is to improve the delivery and quality of healthcare for patients while adding incremental value to our customers' clinical and business processes. Our physical therapy and rehabilitation business operates clinics throughout the State of Florida. Its staff of clinicians and therapists compliment traditional primary care, orthopedic and neurological physician services and serve a wide range of patients requiring physical and occupational therapy and other rehabilitation services. Our pharmacy business supports thousands of patients and residents in assisted living and other long-term care facilities located in Florida. It also is licensed for mail order distribution across all fifty states.

      Our healthcare technology business provides enabling technology by utilizing its intellectual property, including patented technology, to deliver tele-health solutions addressing the entire continuum of care. Its Electronic HouseCall(R) (EHC(TM)) hardware and software technology focuses on the chronically ill, wellness management and wound care. The EHC(TM) family of products and services permit enhanced physician supervision and oversight and enable remote medical and wellness monitoring and real-time interactive communications between patients and caregivers. This is made possible through various monitoring devices, hardware and software applications and our ability to establish an interactive network across the health care continuum and among a community of users and providers. In combination with our customers' clinical and business processes, the EHC(TM) System allows for effective and efficient data collection, integration and security, while successfully supporting case management and promoting personal participation and interaction.

Going Concern

      The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying condensed consolidated financial statements, the Company incurred a net loss for the six months ended June 30, 2002 of $12,179,000, negative cash flow from operations of $6,682,000, a working capital deficiency of $10,151,000 and certain loan covenant violations at June 30, 2002. These factors, among others, may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

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

Future Capital Needs

      For the six months ended June 30, 2002 and for the year ended December 31, 2001, the Company incurred operating losses and cash flow deficiencies. The Company expects to incur additional losses for the remainder of 2002 as it carries out its business plan. In order for the Company to generate additional needed cash flow, the Company is attempting to sell its physical therapy and rehabilitation business, if an agreement can be reached, the proceeds received from the sale will be used for working capital purposes and reduction of existing liabilities. The Company may also raise funds through the sale of its other non-tele-healthcare assets and is seeking additional equity or debt financing. The Company is also continuing to reduce its overall monthly cash burn rate and management believes that it will reduce its costs to a level whereby it can sustain its operations, while at the same time seeking alternative funding sources. There is no assurance that the Company will be able to sell the non-tele-healthcare businesses, reduce its costs and expenses, or raise the necessary funds.

Basis of Presentation and Consolidation

      The accompanying condensed consolidated financial statements have been prepared by the Company and are unaudited pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information related to the Company's significant accounting policies and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. In the opinion of management, these unaudited condensed consolidated financial statements reflect all material adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the consolidated financial position and consolidated results of operations for the interim periods presented. These results are not necessarily indicative of a full year's results of operations. Certain reclassifications have been made to the prior period financial statements to conform to the June 30, 2002 presentation.

      Although the Company believes that the disclosures provided are adequate to make the information presented not misleading, these unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

      The Company's condensed consolidated financial statements include the activity of the Company and its wholly owned subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation.

Recent Accounting Pronouncements

      In June 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations", and No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets". SFAS 141 requires that all business combinations initiated after June 30, 2001 be accounted for under a single method - the purchase method. Use of the pooling-of-interests method is no longer permitted. SFAS 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment upon initial adoption of the Statement and on an annual basis going forward. SFAS 142 also requires us to complete a transitional goodwill impairment test six months from the date of adoption. The amortization of goodwill ceased upon adoption of SFAS 142 as of January 1, 2002. The Company has adopted these standards and has determined that these standards currently do not have a material impact on its financial statements or results of operations except for elimination of amortization of Goodwill of approximately $280,000 per year. The Company completed the transitional impairment test of goodwill and indefinite lived intangible assets during the second quarter of 2002. Based upon the results of this test, the Company determined that there was no impairment of goodwill or indefinite lived intangible assets, regarding its subsidiary Pharmacy Care, but a potential impairment of goodwill or indefinite lived intangible assets may exist relative to its other two subsidiaries, Physical Therapy & Rehabilitation and CyberCare Technology as of January 1, 2002. The amount of the potential impairment will be determined and disclosed prior to December 31, 2002.

Disposal of Business

      In August 2001, the FASB issued Statement No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supercedes FASB Statement No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF, and the accounting and reporting provisions of Accounting Principles Board (APB) Opinion No. 30, REPORTING THE RESULTS OF OPERATIONS- REPORTING THE EFFECTS OF DISPOSAL OF A SEGMENT OF A BUSINESS AND EXTRAORDINARY, UNUSUAL AND INFREQUENTLY OCCURRING EVENTS AND TRANSACTIONS. The Company adopted the provisions of FASB Statement No. 144 as of January 1, 2002.

NOTE - 2   Goodwill and Identifiable Intangible Assets

Intangible Assets and the related accumulated amortization, in thousands, and amortization periods are set forth below:

                                                                                  JUNE 30, 2002
                                   JUNE 30, 2002    DECEMBER 31, 2001     AMORTIZATION PERIODS (YEARS)
                                  ---------------  --------------------  ------------------------------
Licenses                               12,905             12,906                         10
Accumulated Amortization               (3,558)            (2,914)
                                      -------            -------
Licenses, net                           9,347              9,992
                                      =======            =======

Goodwill                                5,156              5,746
Accumulated Amortization                 (593)              (661)
                                      -------            -------
Goodwill, Net                           4,563              5,085
                                      =======            =======


The following reconciliation adjusts net income for amortization expense related to goodwill that is no longer amortized under the provisions of FASB Statement No. 142:

                                           THREE MONTHS ENDED   SIX MONTHS ENDED
                                              JUNE 30, 2001       JUNE 30, 2001
                                          --------------------  ----------------
(Unaudited, amounts in thousands, except
  per share data)
Net loss                                        $ (7,904)           $(12,929)
Goodwill amortization, net of tax                     68                 138
                                                --------            --------
Adjusted net loss                                 (7,836)            (12,791)
                                                ========            ========
Basic and Diluted earnings per share:
Net loss                                           (0.12)              (0.20)
Goodwill amortization                                .00                 .00
                                                --------            --------
Adjusted loss                                      (0.12)              (0.20)
                                                ========            ========


Basic                                             64,895              64,849
Diluted                                           64,895              64,849



NOTE 3 - Senior Secured Convertible Notes

      In March 2002, the Company entered into a term sheet with an investor (the "Lender") whereby the Company may borrow up to $5,000,000 in exchange for senior convertible promissory note(s) (the "Convertible Notes"). The Convertible Notes have a 12-month term and requires interest at 10% per annum, increasing to 15% retroactively upon default. At the election of the Lender, both principal and interest are convertible into the Company's common stock at 85% of the closing bid price on the day prior to conversion, but in no event less than $0.30 per share or more than $1.25 per share. The note is secured by the Accounts Receivable of CyberCare, a second position on the accounts receivable of the Physical Therapy subsidiary, subject to the consent of the subsidiary's existing lender, the furniture fixture and equipment of CyberCare and the Physical Therapy Subsidiary, subject to any existing encumbrances, inventory of CyberCare, and the proceeds and collateral securing such proceeds of the October 31, 2000 Promissory Note from Outreach Programs, Inc. The Company issued warrants to purchase 250,000 shares of common stock at $0.75 per share, exercisable within 24 months for each $2,500,000 funded by the Lender. As of June 30, 2002, the warrants were valued at $53,000 using the Black-Scholes valuation method. The Company is also liable for a commission (payable in cash and warrants) and the Lender's legal fees in connection with review of the transactional documents and closing of the transaction. All of the underlying shares, whether through conversion of the Convertible Notes or exercise of the warrants, have registration rights. As of May 8, 2002, the Company had issued the Convertible Notes for the entire $5,000,000 under this commitment as described in the following three paragraphs.

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

      On June 2, 2002, the Company issued a $500,000 one-year Senior Secured Convertible Note to Manford Investments LLC. At the election of Manford, both the principal and interest are convertible into the Company's common stock at 85% of the closing bid price on the day prior to conversion, but in no event less than $0.20 per share or more than $0.75 per share. The Company issued warrants to purchase 90,000 shares of common stock at $0.75 per share, exercisable within 24 months. As of June 30, 2002, the warrants were valued at $8,000 using the Black-Scholes valuation method


NOTE 4 - Inventories

      Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. Finished goods and work-in-process inventories include material, labor and manufacturing overhead costs. Inventories consist of the following:

                                        JUNE 30,
                                         2002              DECEMBER 31, 2001
                                    ---------------       -------------------
     Component parts                  $1,979,000              $1,616,000
     Work-in-process                      29,000                  29,000

     Finished goods                      945,000*                954,000
                                      ----------              ----------

                                      $2,953,000              $2,599,000
                                      ==========              ==========


   * Included in finished goods as of June 30, 2002 is $480,000 of inventory that has been shipped to Syzex and is the subject of certain litigation. Inventory adjusted for the Syzex owned inventory is $2,473,000, with finished goods inventory of $465,000.00


NOTE 5 - Dispositions

      Effective December 3, 2001, the Company and the operating subsidiaries comprising its air ambulance business ("Air") entered into a transaction with Aim Aircraft ("Aim") in which Aim assumed the office/hangar leases, purchased the existing furniture, fixtures and equipment (except aircraft) and acquired the corporate telephone numbers, corporate names, employees and a Federal Aviation Administration (`FAA") 135 Certificate. The Company retained ownership of the aircraft and remains liable for approximately $13,700,000 of the aircraft financing. As part of the transaction, Aim leased certain of these aircraft.

      On December 17, 2001, the Company received an independent appraisal on the leased airplanes. At that date, the average market value of all the planes was $13,576,000 with a suggested sale price of $13,832,000.

            Due to the Company's current financial situation, the Company is unable to expend resources to maintain the aircraft in accordance with the lease agreement with Aim and fund the required debt service. The Company has been notified by the aircraft lender that the Company is in violation of the loan agreements. The company has voluntarily surrendered the aircraft to the lender. As of June 30, 2002, the Company had $1,268,000 accrual for the estimated future operating losses of Air. Based on this information and a proposal made by the Company to Textron (the lender) as full satisfaction, the Company does not believe an additional reserve is needed for the payment of the leases at this time.

      For financial accounting purposes, a sale will not be recognized until the Company sells the aircraft and/or is removed from the related debt guarantees. Accordingly, until such event occurs, the operations of the air ambulance segment will be accounted for as discontinued operations.

      PHYSICIAN PRACTICE - Effective January 26, 2001, the Company sold certain assets and related liabilities of its physician practice to a related party in exchange for the return of 140,000 common shares of the Company owned by the related party valued at $691,000. The Company recognized a gain in the amount of $92,000 on this transaction.

      SOUTHEAST ACQUISITION AND DISPOSITION - The Company originally acquired 100% of the outstanding common stock of Southeast Medical Centers, Inc. ("Southeast") effective August 1, 1999. Effective January 7, 2002, the Company entered into a comprehensive settlement agreement (the "Southeast Agreement") involving the transfer of Southeast to Southeast's former owners. Under the Southeast Agreement, the Company transferred 100% of the stock of Southeast and received a $281,000 note which bears interest at 8.0% and is payable over three years. The note is collateralized by the stock of Southeast. The Southeast Agreement also calls for the waiver of any contingent consideration that would have been due under the terms of the original purchase agreement between the Company and former owners. The Company recognized a loss on the sale of this subsidiary of approximately $514,000 from this transaction during the first quarter of 2002.

      SLEEP DISORDER CENTER - As part of a settlement of certain litigation, effective May 1, 2002, the Company transferred all of the assets of Tallahassee Sleep Disorder Center to its original owner for no consideration. The Company recognized a loss on the transfer of this subsidiary of approximately $239,000 from this transaction during the second quarter of 2002.

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

                                                                    SIX MONTHS ENDED JUNE 30,
                                                                 2002                    2001
                                                            ---------------         --------------
     Revenue                                                 $  9,484,000            $  7,931,000
     Net loss                                                $(11,492,000)           $(13,135,000)
     Net loss per common share (basic and diluted)           $      (0.16)           $      (0.20)


NOTE 6 - Litigation and Contingencies

      LITIGATION - The Company is engaged in litigation with various parties regarding matters of dispute that have arisen in the normal course of business. The Company is currently unable to predict the financial impact of litigation at this time.

      The Company has previously disclosed the 14 purported class action lawsuits that were filed against CyberCare and certain of its executive officers alleging violations of federal securities laws. These lawsuits were consolidated into a single class action lawsuit by the United States District Court for the Southern District of Florida on November 4, 2000. The Consolidated Amended Complaint ("Complaint") principally alleges that the Company and certain of its officers and directors made misrepresentations or omissions regarding the development and future sales forecasts of its Electronic HouseCall(R) system products and revenues of its pharmacy division. On April 19, 2002, counsel for the parties entered into a Memorandum of Understanding addressing the terms of a settlement (the "Settlement"). The Settlement involves the payment of $3.1 million, to be provided under an insurance policy, and the issuance by the Company of 5,000,000 shares of stock (subject to certain sale restrictions), without any admission of liability by the Company. The Settlement is subject to definitive settlement documents and approval by the court. As of June 30, 2002, the Company has accrued $800,000 for this liability, which is included in litigation and legal settlement costs contained in the statement of operations.

      Our Physical Therapy and Rehabilitation subsidiary ("PT&R") received a letter from the Center for Medicare and Medicaid Services ("CMS") and its intermediary in April 2001 notifying it of the suspension of Medicare payments. CMS alleged that certain patient complaints, which constituted less than 1% of PT&R's Medicare patients, and other alleged regulatory non-compliance, justified the payment suspension. During the suspension, the Medicare program continued to process PT&R's claims, but held payment in escrow. In August 2001, the suspension was lifted and payment for processed claims was released although approximately $1,115,000 remained held in escrow, pending further review. CMS completed its review and issued its formal determination in April 2002. CMS determined that approximately $1,191,000 in overpayment was made. $76,100 was repaid. PT&R disputes the overpayment and is submitting an appeal to CMS's determination. As of June 30, 2002, the Company has recorded an allowance for the entire overpayment.

      A complaint was filed against the Company on August 13, 2001, alleging that the Company breached certain obligations in connection with the removal of a restrictive legend from stock issued to the plaintiff. Mediation was held in March 2002, which resulted in settlement of the dispute. Pursuant to the settlement, the Company issued and registered 869,566 shares of common stock, transferred the assets of the Sleep Disorder Center (previously owned by the plaintiff) back to the plaintiff, and made a cash payment, which the Company's insurance carrier covered, in the amount of $200,000.

      A complaint was filed against the Company by IMRglobal (n/k/a CGI Information Technology Services) on November 21, 2001 in the 6th Judicial Circuit in and for Pinellas County, Florida, alleging that the Company breached its obligations to make payment for software development services of $1,113,000. A settlement was reached and the Company paid $150,000 and issued 500,000 shares of its common stock to the plaintiff. The shares were registered, and are subject to certain sale restrictions.

      In February 2002, an arbitration panel determined that the Company is responsible for damages and attorneys' fees in connection with the Company's performance under an option agreement. From inception, the Company believed there was no merit to the claim and damages, if any, were covered under an insurance policy. The insurer later asserted that an exclusion from coverage applied. As part of the settlement reached at the mediation of the class action litigation, the Company waived its claim against the insurer for the coverage denial. On April 29, 2002 an Award of Arbitrators was issued and on June 17, 2002, a final judgment was issued for $1,114,000 plus interest, of which the entire amount was reserved as of June 30, 2002.

      A complaint was filed against the Company by Health Hero Network, Inc. on May 31, 2002 in the Superior Court of California in and for the County of Santa Clara, alleging that the Company breached its obligations to make payments for product development services of $450,000 and seeking additional damages of $3,388,750. The Complaint was served on July 25, 2002 and a separate demand for arbitration, with the American Arbitration Association, was served on the Company on July 24, 2002. The Company is investigating this matter and will respond to the complaint and demand for arbitration after such investigation is complete. The Company believes the claims lack merit and intends to vigorously defend this suit.

      The Company is in litigation with a previous employee based upon termination of the employee's employment contract. The Company has accrued its best estimate as of June 30, 2002 for this liability.

CONTINGENCIES

        The Nasdaq Stock Market, Inc. ("Nasdaq") notified the Company that on February 20, 2002, the price of the Company's common stock had closed for the previous 30 consecutive trading days below the minimum $1.00 per share requirement under its Marketplace Rules. In May, 2002, the Company transferred its common stock listing to the Nasdaq SmallCap Market, which provided an extended grace period in which to satisfy the listing requirements for the Company's securities. The Company has until August 19, 2002 to regain compliance under the Nasdaq Marketplace Rules. An additional 180-day grace period may be applicable; provided that the Company meets the initial listing criteria for the SmallCap Market under the Marketplace Rules. The Company may be eligible to transfer back to the Nasdaq National Market if by February 17, 2003 it regains compliance in accordance with the Nasdaq Marketplace Rules.

      On August 2, 2002, Nasdaq responded to an inquiry by the company regarding a deficiency in outside directors supporting the Company Audit Committee activities. Nasdaq agreed that the Company was not in compliance and needed to remedy the situation. The Company is in the process of adding additional outside directors and has until August 19, 2002 to remedy the deficiency. The Director issue was due on August 16, 2002, but was combined as one requirement by Nasdaq and the Company has until August 19, 2002 to respond.

      On August 16, 2002, the Company communicated with Nasdaq on the deficiency issues and Nasdaq indicated that the Company has until August 19, 2002 to respond on both issues. The Company believes its common stock will be listed on the Over the Counter (OTC) Bulletin Board, if it does not maintain its Nasdaq listing.

NOTE 7 - Related Party Transactions

      During the second quarter of 2002, the Chief Executive Officer and President of the Company loaned the Company $250,000 for working capital purposes. The loans bore interest at 8%. The loans was secured by the accounts receivable of the Pharmacy business. As of June 30, 2002, the Company has repaid the amounts in full.


NOTE 8 - Note Payable

      On June 26, 2002, the Company received $125,000 from Manford Investments LLC under a promissory note which bears interest at 8% per year for working capital purposes. The term was for 30 days and is currently still outstanding. The note is included in the current portion of notes payable and long-term debt as of June 30, 2002.


NOTE 9 - Changes in Stockholders' Equity

      During the three months ended June 30, 2002, the Company issued:

      . 440,000 shares of its common stock, valued at $182,000, in repayment of a loan,

      . 6,369,566 shares of its common stock, valued at $1,090,000, for settlement of various lawsuits,

      . 469,781 shares of its common stock, valued at $162,000, as partial payment for interest owed on convertible subordinated debentures, and

      . 621,377 shares of its common stock, valued at $125,000, for payment of certain outstanding accounts payable.


NOTE 10 - Operating Segments

      The Company has organized and determines its segments based on market segment operating groups. Each group reports its results of operations and makes requests for capital expenditures and acquisition funding to the individual management of the segment, the Chief Accounting Officer, and the Chief Executive Officer. Under this organizational structure, the Company's operating groups have been aggregated into three reportable operating segments: physical therapy and rehabilitation services and pharmacy services (collectively "Services") and technology.

      The other category presented below includes the corporate office and elimination of inter-company activities, neither of which meet the requirements of being classified as an operating segment. As discussed in Note 4, the Company entered into an agreement to sell Air during September 2001. Accordingly, Air is not separately presented below for either June 30, 2002 or 2001, but rather is included as part of the Other category because the Company is accounting for this disposition as a discontinued operation.

      The Company evaluates the performance of its reportable operating segments based primarily on net sales, net loss and working capital (deficit). Segment information for the three and six months ended June 30, 2002 and 2001 are as follows:


FOR THE THREE MONTHS        PHYSICAL THERAPY
ENDED JUNE 30, 2002        AND REHABILITATION    PHARMACY      TOTAL SERVICES    TECHNOLOGY          OTHER         CONSOLIDATED
--------------------       ------------------    --------      --------------    ----------          -----         ------------
Net revenues                  $  2,740,000     $  2,001,000     $  4,741,000     $    171,000     $         --     $  4,912,000
Loss from continuing
operations                         (84,000)        (215,000)        (299,000)      (2,360,000)      (2,257,000)      (4,916,000)
Total assets                  $  3,823,000     $  2,406,000     $  6,229,000     $ 14,573,000     $  6,090,000     $ 26,892,000



FOR THE THREE MONTHS        PHYSICAL THERAPY
ENDED JUNE 30, 2001        AND REHABILITATION    PHARMACY      TOTAL SERVICES     TECHNOLOGY          OTHER        CONSOLIDATED
--------------------       ------------------    --------      --------------     ----------          -----        ------------

Net revenues                  $  2,645,000     $  1,689,000     $  4,334,000     $    370,000     $         --     $  4,704,000
Loss from continuing
operations                         (30,000)         (56,000)         (86,000)      (6,157,000)        (711,000)      (6,954,000)
Total assets                  $  5,948,000     $  2,423,000     $  8,371,000     $ 20,199,000     $ 28,409,000     $ 56,979,000


FOR THE SIX MONTHS
ENDED JUNE 30, 2002
-------------------

Net revenues                  $  5,593,000     $  3,791,000     $  9,384,000     $    500,000     $         --     $  9,884,000
Loss from continuing
operations                        (484,000)        (272,000)        (756,000)      (4,759,000)      (6,664,000)     (12,179,000)


FOR THE SIX MONTHS
ENDED JUNE 30, 2001
-------------------

Net revenues                  $  5,312,000     $  3,020,000     $  8,332,000     $    616,000     $         --     $  8,948,000
(Loss) income from
continuing operations              533,000         (218,000)        (315,000)     (11,515,000)        (779,000)     (11,979,000)


NOTE 11 - Subsequent Events

      On August 15, 2002 the company finalized a definitive agreement with C.C. Fortune Venture, LLC to borrow $2,000,000 (less commissions paid in cash of $120,000), for working capital purposes, in exchange for a senior convertible promissory note. The Convertible note has a 24-month term and requires interest at 10% per annum, increasing to 15% retroactively upon default. At the election of the lender, both principal and interest are convertible into the Company's common stock at $.10 per share. The company issued warrants to purchase 400,000 shares of common stock at $.20 per share exercisable within 36 months. The note is secured by 100% of the issued and outstanding shares of stock of CyberCare Technologies, Inc. All of the underlying shares, whether through conversion of the Convertible Note or exercise of the warrants, have registration rights. As of August 19, 2002 only $500,000 of this note has been funded.

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

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2002 and 2001

The following table represents the sales for each segment and its related cost of services for the periods indicated:

                                              FOR THE THREE MONTHS                        FOR THE THREE MONTHS
                                                 ENDED JUNE 30                                ENDED JUNE 30
                                           ----------------------------                --------------------------
                                               2002           2001                        2002           2001
                                               NET            NET                       COSTS OF        COSTS OF
                                             REVENUE         REVENUE      % CHANGE      SERVICES        SERVICES    % CHANGE
                                           ------------    ------------   ---------    -----------    -----------   ---------
          Physical Therapy and
       Rehabilitation Services              $2,739,000      $2,645,000       3.6       $1,805,000      $1,646,000       9.7

             Pharmacy Services               2,002,000       1,689,000      18.5        1,650,000       1,380,000      19.6
                                            ----------      ----------                 ----------      ----------

     Total Services Businesses               4,741,000       4,334,000       9.4        3,455,000       3,026,000      14.2
                                            ----------      ----------                 ----------      ----------

                    Technology                 171,000         370,000      (53.8)        622,000         357,000      74.2
                                            ----------      ----------                 ----------      ----------

         Total                              $4,912,000      $4,704,000       4.4       $4,077,000      $3,383,000      20.5
                                            ==========      ==========                 ==========      ==========


NET REVENUE

      Net revenue for the three months ended June 30, 2002 increased by approximately 4.4% when compared to the three months ended June 30, 2001. The net revenue increase was a result of an increase in the physical therapy and rehabilitation services segment of approximately $95,000, an increase in the pharmacy services segment of $312,000, and offset by a decrease in the technology segment of approximately $199,000, primarily due to the transfer of the Sleep Disorder Center.

      The physical therapy and rehabilitation services segment, excluding the physician practice and chiropractic practice which were sold in January 2001 and January 2002 respectively, had an increase in revenue of approximately $327,000 for the three months ended June 30, 2002 over the same period last year. The increase was a result of internal growth by opening new clinics subsequent to June 30, 2001 offset by the closing of certain clinics that were unprofitable. During the three months ended June 30, 2002, as part of the potential sale of the entity, the Company has delayed opening new clinics until after the closing.

      Due to the sale of the chiropractic practice on January 7, 2002, no revenue is reflected in the 2002 financial statements, but for the six months ended June 30, 2001, the practice generated approximately $233,000 of revenue.

      The increase in revenue from our pharmacy services segment resulted from an increase in services and the expansion of the customer base.

      The technology segment revenue (EHC related revenue), excluding the Company's Sleep Disorder Center transferred in May 2002 to the previous owner, decreased by approximately $54,000.

      From April 1, 2002 through May 1, 2002 (the date of transfer), the Sleep Disorder Center generated approximately $110,000 of revenue as compared to approximately $254,000 of revenue generated during the three months ended June 30, 2001.

COST OF SERVICES

      Costs of services for the three months ended June 30, 2002 increased by approximately 20.5% when compared to the three months ended June 30, 2001. The cost of services increase was a result of an increase in the physical therapy and rehabilitation services segment of approximately $159,000, an increase in the pharmacy services segment of $270,000 and an increase in the technology segment of approximately $265,000.

      The increase in cost of services relating to the physical therapy and rehabilitation services segment is consistent with the corresponding increase in revenue for such segment and other planned growth which did not occur due to cash constraints. There was an increase in direct operating costs such as salaries, rent and supplies due to the increased number of operating locations.

      The cost of services relating to the pharmacy segment increased due to the hiring of additional full-time and contract personnel to support the internal growth, an increase in the cost of the pharmaceutical drugs purchased due to price increases and the Company's cash situation.

      The cost of services for the technology segment for the three months ended June 30, 2002, increased by approximately 74.2% as compared to the same period last year. The increase was a direct result of an increase in the cost for network services of approximately $282,000. Also, for the three months ended June 30, 2001, $696,000 of costs classified as costs of services, which were related to product development and technology were allocated to Research and Development. This allocation was consistent with prior quarters accounting. In 2002, no allocation was necessary due to the completion of internal development of prototype units in the fourth quarter of 2001. This increase was partially offset by the direct result of the Company's cost management program focusing on internal and customer support costs and the cost of equipment sold.

SELLING, GENERAL AND ADMINISTRATIVE

      Selling, general and administrative expense for the three months ended June 30, 2002 increased by 2.3% as compared to the three months ended June 30, 2001 primarily due to the inclusion of certain costs amounting to approximately $1,490,000 allocated to research and development for the technology entity for the three months ended June 30, 2001, which was consistent with previous quarters reporting. These costs were related to product development and technology. In 2002 this allocation was not necessary due to the completion of internal development of prototype units in the fourth quarter of 2001. The increase, relative to the prior year allocation, was offset by decreases in payroll, contract labor and professional fees. The Company is taking further steps to reduce costs and will continue to monitor all expenditures.

RESEARCH AND DEVELOPMENT

      Research and development expenses for the three months ended June 30, 2002 decreased by approximately $3,608,000 or 83.7% when compared to the same period last year. The decrease was due to the allocation of certain Cost of Services and Selling, General and Administrative costs in 2001 to Research and Development relating to the development of new products. These costs amounted to approximately $2,186,000 for the three months ended June 30, 2001. The new products were completed in the fourth quarter of 2001, and therefore, no allocation was necessary in 2002. The Company expects that other Research and Development costs will begin to level off as we enter the third quarter of 2002.

DEPRECIATION AND AMORTIZATION

      Depreciation and amortization decreased, in total, during the three months ended June 30, 2002 by $38,000 as compared to the same period last year. Amortization of goodwill decreased $68,000 due to the Company implementing FASB 141/142, which requires no amortization to be taken on goodwill

OTHER INCOME (EXPENSE)

      During the three months ended June 30, 2002, interest income decreased to $184,000 compared to $272,000 for the three months ended June 30, 2001, a decrease in available cash for investment purposes.

      During the three months ended June 30, 2002, interest expense increased to $619,000 compared with $24,000 for the three months ended June 30, 2001, primarily due the Company's issuance of the senior secured convertible notes and convertible subordinated debentures required to fund the ongoing operations of the business in 2002 and 2001.

      During the three months ended June 30, 2002, amortization of beneficial conversion feature and discount increased to $239,000 compared with $108,000 for the three months ended June 30, 2001 primarily due to the Company's issuance of the senior secured convertible notes in 2002.


COMPARISON OF THE RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001

                                            FOR THE SIX MONTHS                            FOR THE SIX MONTHS
                                               ENDED JUNE 30                                 ENDED JUNE 30
                                        ----------------------------                  ---------------------------
                                            2002            2001                          2002            2001
                                             NET             NET                        COSTS OF        COSTS OF
                                           REVENUE         REVENUE       % CHANGE       SERVICES        SERVICES      % CHANGE
                                        ------------    ------------    -----------   ------------    ------------    ---------
          Physical Therapy and
       Rehabilitation Services           $5,592,000      $5,312,000          5.3       $3,609,000      $3,140,000         14.9

             Pharmacy Services            3,792,000       3,015,000         25.8        3,163,000       2,438,000         29.7
                                         ----------      ----------                    ----------      ----------

     Total Services Businesses            9,384,000       8,327,000         12.7        6,772,000       5,578,000         21.4
                                         ----------      ----------                    ----------      ----------

                    Technology              500,000         621,000         (19.5)      1,194,000       1,001,000         19.3
                                         ----------      ----------                    ----------      ----------

         Total                           $9,884,000      $8,948,000         10.5       $7,966,000      $6,579,000         21.1
                                         ==========      ==========                    ==========      ==========


NET REVENUE

      Net revenue for the six months ended June 30, 2002 increased by approximately 10.5% when compared to the six months ended June 30, 2001. The increase was a result of an increase in the physical therapy and rehabilitation services segment of approximately $281,000, an increase in the pharmacy services segment of $771,000, and offset by a decrease in the technology segment of approximately $116,000, primarily due to the disposition of the Sleep Disorder Center.

      The physical therapy and rehabilitation services segment, excluding the physician practice and chiropractic practice, increased approximately $866,000 for the six months ended June 30, 2002 as a result of internal growth by opening new clinics subsequent to June 30, 2001, offset by the closing of certain unprofitable clinics. During the six months ended June 30, 2002, as part of the potential sale of the entity, the Company has delayed opening any new clinics until after the closing, which impacted projected revenue and earnings growth.

      The increase in revenue during the six months ended June 30, 2002 as compared to 2001 for the physical therapy and rehabilitation segment was offset by the sales of the physician practice (January 2001) and chiropractic center (January 2002) which generated total revenue of approximately $586,000 for the six months ended June 30, 2001.

      The increase in revenue from our pharmacy services segment resulted from an increase in services and the expansion of the customer base.

      The technology segment, excluding the Sleep Disorder Center, had a decrease in revenue of $86,000.

      The Sleep Disorder Center had a decrease in revenue of approximately $35,000 because the current year's revenue was only generated during a portion of the six-month period ended June 30, 2002 compared to the full six- month period in 2001.


COST OF SERVICES

      Cost of services for the six months ended June 30, 2002 increased by approximately $1,387,000 or 21.1% when compared to the six months ended June 30, 2001. The cost of services increase was a result of an increase in the physical therapy and rehabilitation services segment of approximately $469,000, an increase in the pharmacy services segment of $725,000 and an increase in the technology segment of approximately $193,000.

      The physical therapy and rehabilitation services segment, excluding the cost related to the physician and chiropractic practices, had an increase in the cost of services of approximately $723,000 which is consistent with the corresponding increase in revenue from such segment and other planned growth which did not occur due to cash constraints. There was a corresponding increase in direct operating costs such as salaries, rent, and supplies due to the increased number of operating locations

      The physician and chiropractic practices were sold in January 2001 and 2002 respectively, therefore the June 2002 financial statements do not include any activity from these entities. During the six months in 2001, the financial statements include cost of services of approximately $254,000.

      The cost of services relating to the pharmacy segment increased due to the hiring of additional full-time and contract personnel to support the internal growth and higher costs relative to the purchase of prescription drugs.

      The technology segment, excluding the Sleep Disorder Center subsidiary, increased its cost of services during the six months ended June 30, 2002 as compared to the six months ended June 30, 2001 by approximately $193,000. The increase was a direct result of an increase in the costs due to the start-up activity required to initiate the outsourcing agreement with IBM for network services of approximately $322,000 and the inclusion of costs classified as costs of services, which were related to product development and technology, which were allocated to Research and Development. This allocation was consistant with prior quarters accounting, and amounted to approximately $1,414,000 for the six months ended June 30, 2001. In 2002 no allocation was necessarydue to the completion of internal development of theprototype units. This increase was offset by the direct result of the Company's cost management program focusing on internal and customer support costs and the cost of equipment sold.

SELLING, GENERAL AND ADMINISTRATIVE

      Selling, general and administrative expenses for the six months ended June 30, 2002 increased by approximately $2,979,000 or 46.6% compared with the same period last year. The increase is due to higher insurance premiums, increase in professional fees due to the various lawsuits, increase in bad debt expense caused principally by the allowance required on the funds being held by Medicare, and certain costs, which amounted to approximately $2,297,000 for the six months ended June 30, 2001, that were allocated to research and development for the technology entity, which was consistent with previous quarters reporting. These costs were related to product development and technology. In 2002, this allocation was not necessary due to the completion of internal development of the prototype units in 2001. These increases have been offset by decreases in payroll, contract services and other administrative costs as a direct result of the Company's cost management program.

RESEARCH AND DEVELOPMENT

      Research and development expenses for the six months ended June 30, 2002 decreased by approximately $6,043,000 when compared to the same period last year. The decrease was due to reduction in expenditures for the development of new products that were completed in the fourth quarter of 2001, a shift in the Company's strategic direction related to product development and the inclusion of certain cost of services and selling, general and administrative expenses amounting to $3,711,000 during the six months ended June 30, 2001, that were allocated to research and development, because they related to the development of new products. As the new products were completed in the fourth quarter of 2001, no allocation to Research and Development was necessary in 2002.

DEPRECIATION AND AMORTIZATION

      Depreciation and amortization decreased, in total, during the six months ended June 30, 2002 by $61,000 as compared to the same period last year. Amortization of goodwill decreased $138,000 for the six months ended June 30, 2001 due to the Company implementing FASB 141/142, which requires no amortization to be taken on goodwill.

LITIGATION AND LEGAL SETTLEMENT COSTS

      During the six months ended June 30, 2002, the Company has accrued $960,000 for litigation expenses, offset by $873,000 from the settlement of certain other litigation which had previously been accrued

OTHER INCOME (EXPENSES)

      During the six months ended June 30, 2002, interest income decreased to $344,000 compared to $916,000 for the six months ended June 30, 2001 due to a decrease in available funds for investment purposes.

      During the six months ended June 30, 2002, interest expense increased to $1,065,000 as compared to $77,000 for the six months ended June 30, 2001, primarily due to the increase in senior secured promissory notes issued in 2002.

LIQUIDITY AND CAPITAL RESOURCES

      The Company has historically funded its growth from the sale of equity securities and convertible debentures. In 2002 and 2001, the Company raised approximately $5,500,000 and $11,500,000, respectively, through private debt and equity offerings, which the Company has been principally using for working capital purposes. The Company's working capital requirements will continue to be significant through 2002 as the Company continues to eliminate a number of the financial and legal legacy issues incurred prior to 2002. The Company had a working capital deficit of approximately $10,151,000 as of June 30, 2002. We expect the working capital deficit to continue through the balance of 2002.

      Historically, the Company has expended significant amounts to develop its technology segment, including joint venture relationships, introduction into the international market and increasing its research and development and administrative costs. In the first and second quarters of 2002, the Company has taken steps to dramatically reduce overall operating costs and substantially increase unit gross margins on hardware sold. The Company has changed its international business model from one focusing on joint ventures to seeking partners for licensing both geographic and technology rights. The Company's overall operating expenses exceed its cash revenues by approximately $10,188,000 for the six months ended June 30, 2002, a reduction of $2,674,000 over 2001. The portion of the business' expenditures not funded internally and the corporate expenditures are currently being funded through private sales of securities.

      The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations, to obtain additional financing, and ultimately, to attain successful operations. The Company is in the process of selling its physical therapy and rehabilitation segment, seeking additional funding and executing further cost reductions that will enable it to meet its funding and related commitments. There can be no assurances that such efforts will be successful or will be sufficient to meet the Company's working capital requirements through December 31, 2002.

      Our future capital requirements will depend on numerous factors, including growth and strategies for the services businesses, the rate of acceptance of our EHC(TM) Units in the market, our ability to guarantee licensing opportunities for our technology business, our ability to achieve significantly improved gross profits, our ability to achieve services top and bottom line growth and our ability to control expenses. The Company expects losses to continue through 2002, although at a substantially reduced rate.

      In January 2002, the Company issued an 8% debenture in the amount of $172,200, which was satisfied on April 23, 2002. The debenture was collateralized by a pledge of 400,000 shares of the Company's common stock owned by a former officer and director.

      In March 2002, the Company entered into a term sheet with an investor (the "Lender") whereby the Company may borrow up to $5,000,000 in exchange for senior convertible promissory note(s) (the "Convertible Notes"). The Convertible Notes have a 12-month term and requires interest at 10% per annum, increasing to 15% retroactively upon default. At the election of the Lender, both principal and interest are convertible into the Company's common stock at 85% of the closing bid price on the day prior to conversion, but in no event less than $0.30 per share or more than $1.25 per share. The note is secured by the Accounts Receivable of CyberCare, a second position on the accounts receivable of the Physical Therapy subsidiary, subject to the consent of the subsidiary's existing lender, the furniture fixture and equipment of CyberCare and the Physical Therapy Subsidiary, subject to any existing encumbrances, inventory of CyberCare, and the proceeds and collateral securing such proceeds of the October 31, 2000 Promissory Note from Outreach Programs, Inc. The Company issued warrants to purchase 250,000 shares of common stock at $0.75 per share, exercisable within 24 months for each $2,500,000 funded by the Lender. The Company is also liable for a commission (payable in cash and warrants) and the Lender's legal fees in connection with review of the transactional documents and closing of the transaction. All of the underlying shares, whether through conversion of the Convertible Notes or exercise of the warrants, have registration rights. As of May 8, 2002, the Company had issued the Convertible Notes for the entire $5,000,000 under this commitment as described in the following three paragraphs.

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

      The Company received $2,500,000 (less fees of $150,000) for working capital purposes and issued a $2,500,000 senior convertible promissory note dated as of March 7, 2002 with C.C. Fortune Venture, LLC which is part of the $5,000,000 commitment discussed above.

      During the three months ended June 30, 2002, the Company borrowed $250,000 at 8% per annum from its current Chief Executive Officer and President for working capital purposes. As of June 30, 2002, the Company has repaid the amounts in full.

      On June 2, 2002, the Company issued a $500,000 one-year Senior Secured Convertible Note to Manford Investments LLC. At the election of Manford, both the principal and interest are convertible into the Company's common stock at 85% of the closing bid price on the day prior to conversion, but in no event less than $0.20 per share or more than $0.75 per share. The Company issued warrants to purchase 90,000 shares of common stock at $0.75 per share, exercisable within 24 months. As of June 30, 2002, the warrants were valued at $8,000 using the Black-Scholes valuation method.

      The Company received $125,000 for working capital purposes and signed a thirty-day promissory note dated June 26, 2002 to Manford Investments, LLC, which bears interest at 8% per year. The note is currently outstanding and is included in the current portion of notes payable as of June 30, 2002.

      On August 15, 2002 the company finalized a definitive agreement with C.C. Fortune Venture, LLC to borrow $2,000,000 (less fees of $120,000), for working capital purposes, in exchange for a senior convertible promissory note. The Convertible note has a 24-month term and requires interest at 10% per annum, increasing to 15% retroactively upon default. At the election of the lender, both principal and interest are convertible into the Company's common stock at $.10 per share. The company issued warrants to purchase 400,000 shares of common stock at $.20 per share exercisable within 36 months. The note is secured by 100% of the issued and outstanding shares of stock of CyberCare Technologies, Inc. All of the underlying shares, whether through conversion of the Convertible Note or exercise of the warrants, have registration rights. As of August 19, 2002 only $500,000 of this note has been funded.

      The cash flow of the services subsidiaries are subject to the reimbursement for services rendered from the government, private insurance companies, and directly from patients. If the government or private insurance carriers reduce or delay the payments, this may have a negative effect on our liquidity.

        The Nasdaq Stock Market, Inc. ("Nasdaq") notified the Company that on February 20, 2002, the price of the Company's common stock had closed for the previous 30 consecutive trading days below the minimum $1.00 per share requirement under its Marketplace Rules. In May, 2002, the Company transferred its common stock listing to the Nasdaq SmallCap Market, which provided an extended grace period in which to satisfy the listing requirements for the Company's securities. The Company has until August 19, 2002 to regain compliance under the Nasdaq Marketplace Rules. An additional 180-day grace period may be applicable; provided that the Company meets the initial listing criteria for the SmallCap Market under the Marketplace Rules. The Company may be eligible to transfer back to the Nasdaq National Market if by February 17, 2003 it regains compliance in accordance with the Nasdaq Marketplace Rules.

      On August 2, 2002, Nasdaq responded to an inquiry by the company regarding a deficiency in outside directors supporting the Company Audit Committee activities. Nasdaq agreed that the Company was not in compliance and needed to remedy the situation. The Company is in the process of adding additional outside directors and has until August 19, 2002 to remedy the deficiency. The Director issue was due on August 16, 2002, but was combined as one requirement by Nasdaq and the Company has until August 19, 2002 to respond.

      On August 16, 2002, the Company communicated with Nasdaq on the deficiency issues and Nasdaq indicated that the Company has until August 19, 2002 to respond on both issues. The Company believes its common stock will be listed on the Over the Counter (OTC) Bulletin Board, if it does not maintain its Nasdaq listing.

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

      Cash used in operating activities was $6,682,000 and $14,784,000 for the six months ended June 30, 2002 and 2001, respectively. The decrease of 54.8% was primarily as a result of the Company's ongoing cost management program, an increase in accruals for settlement of various litigation, a loss from the sale of Southeast Medical and Tallahassee Sleep Disorder Center, an increase in provision for doubtful accounts, amortization of beneficial conversion feature and discount, and common stock issued for payment of services rendered and interest.

      Cash used in investing activities was $64,000 for the six months ended June 30, 2002 compared to cash provided by investing activities of $1,390,000 for six months ended June 30, 2001. The decrease was primarily a result of repayments of loaned amounts during the six months ended June 30, 2001 and the reduction in net proceeds from marketable securities.

      Cash provided by financing activities was $6,091,000 and $10,105,000 for the six months ended June 30, 2002 and 2001, respectively. The decrease was primarily due to funds received in 2001 from the issuance of convertible subordinated debentures and various other promissory notes, offset by direct sales of the Company's common stock in 2002.

      Total assets as of June 30, 2002 decreased to $26,892,000 or 13.9% from December 31, 2001. This decrease was attributable to a reduction in cash as a result of working capital requirements and the sale of Southeast Medical and Tallahassee Sleep Disorder Center. Total cash and cash equivalents as of June 30, 2002, decreased to $38,000 from $693,000, as of December 31, 2001. Net accounts receivable decreased $1,726,000 as of June 30, 2002. Approximately $470,000 related to the sale of the Southeast Medical and Tallahassee Sleep Disorder Entities, and $700,000 relating to the increase in the Medicare allowance for the previous mentioned dispute.

      Total liabilities as of June 30, 2002 increased to $26,151,000 or 25.7% from $20,810,000 at December 31, 2001. This increase is primarily due to the issuance of subordinated debentures in the amount of $5,500,000 and accruals for various lawsuit liabilities.

      Working capital deficiency, defined as current assets less current liabilities increased by $7,995,000 from December 31, 2001, primarily resulting from use of cash to fund operations, the accrual for various lawsuit liabilities, an increase in the allowance for the receivables being held in escrow by Medicare and the issuance of senior secured promissory notes due within one year.


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

      EXCESS AND OBSOLETE INVENTORY

      The Company writes down excess and obsolete inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future product life-cycles, product demand and market conditions. If actual product life cycles, product demand and market conditions are less favorable than those projected, additional inventory write-downs may be required.

      ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS

      In August 2001, the Financial Accounting Standards Board issued Statement No. 144 -Accounting for the Impairment or Disposal of Long-Lived Assets (FASB
144), effective for fiscal years beginning after December 15, 2001. This Statement supercedes (FASB 121) - Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. FASB 144 retains the fundamental provision of FASB 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale. The Company determined that for the three months ended June 30, 2002, FASB 144 had no effect.


RECENT ACCOUNTING PRONOUNCEMENTS

      In June 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations", and No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets". SFAS 141 requires that all business combinations initiated after June 30, 2001 be accounted for under a single method - the purchase method. Use of the pooling-of-interests method is no longer permitted. SFAS 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment upon initial adoption of the Statement and on an annual basis going forward. The amortization of goodwill ceased upon adoption of SFAS 142 as of January 1, 2002. The Company believes that the adoption of these standards will have no material impact on its financial statements or results of operations except for elimination of amortization of Goodwill of approximately $290,000 per year. The Company completed the transitional impairment test of goodwill and indefinite lived intangible assets during the second quarter of 2002. Based upon the results of this test, the Company determined that there was no impairment of goodwill or indefinite lived intangible assets as of January 1, 2002, regarding its Pharmacy Care subsidiary, but a potential impairment of goodwill or indefinite lived intangible assets may exist relative to its two other subsidiaries, Physical Therapy & Rehabilitation and CyberCare Technology as of January 1, 2002. The amount of the potential impairment will be determined and disclosed prior to December 31, 2002.

Disposal of Business

      In August 2001, the FASB issued Statement No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supercedes FASB Statement No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF, and the accounting and reporting provisions of Accounting Principles Board (APB) Opinion No. 30, REPORTING THE RESULTS OF OPERATIONS REPORTING THE EFFECTS OF DISPOSAL OF A SEGMENT OF A BUSINESS AND EXTRAORDINARY, UNUSUAL AND INFREQUENTLY OCCURRING EVENTS AND TRANSACTIONS. The Company adopted the provisions of FASB Statement No. 144 as of January 1, 2002.


ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      As of June 30, 2002, the Company had outstanding $15,500,000 aggregate principal amount of convertible subordinated debentures. Based upon the closing bid of the Company's common stock on June 30, 2002, of $.15, as reported by the National Market of Nasdaq, the fair value of the convertible subordinated debentures was approximately $13,502,000.

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

                                     PART II

                                OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS


      The Company is engaged in litigation with various parties regarding matters of dispute that have arisen in the normal course of business. The Company is unable to predict the financial impact of pending litigation at this time.

      The Company has previously disclosed the 14 purported class action lawsuits that were filed against CyberCare and certain of its executive officers alleging violations of federal securities laws. These lawsuits were consolidated into a single class action lawsuit by the United States District Court for the Southern District of Florida on November 4, 2000. The Consolidated Amended Complaint ("Complaint") principally alleges that the Company and certain of its officers and directors made misrepresentations or omissions regarding the development and future sales forecasts of its Electronic HouseCall(R) system products and revenues of its pharmacy division. On April 19, 2002, counsel for the parties entered into a Memorandum of Understanding addressing the terms of a settlement (the "Settlement"). The Settlement involves the payment of $3.1 million, to be provided under an insurance policy, and the issuance by the Company of 5,000,000 shares of stock (subject to certain sale restrictions), without any admission of liability by the Company. The Settlement is subject to definitive settlement documents and approval by the court. As of June 30, 2002, the Company has accrued $800,000 for this liability which is included in litigation and legal settlement costs contained in the statement of operations.

      Our Physical Therapy and Rehabilitation subsidiary ("PT&R") received a letter from the Center for Medicare and Medicaid Services ("CMS") and its intermediary in April 2001 notifying it of the suspension of Medicare payments. CMS alleged that certain patient complaints, which constituted less than 1% of PT&R's Medicare patients, and other alleged regulatory non-compliance, justified the payment suspension. During the suspension, the Medicare program continued to process PT&R's claims, but held payment in escrow. In August 2001, the suspension was lifted and payment for processed claims was released although approximately $1,115,000 remained held in escrow, pending further review. CMS completed its review and issued its formal determination in April 2002. CMS determined that approximately $1,191,000 in overpayment was made. $76,100 was repaid. PT&R disputes the overpayment and is submitting an appeal to CMS's determination. As of June 30, 2002, the Company has recorded an allowance for the entire overpayment.

      A complaint was filed against the Company on August 13, 2001, alleging that the Company breached certain obligations in connection with the removal of a restrictive legend from stock issued to the plaintiff. Mediation was held in March 2002, which resulted in settlement of the dispute. Pursuant to the settlement, the Company issued and registered 869,566 shares of common stock, transferred the assets of the Sleep Disorder Center (previously owned by the plaintiff) back to the plaintiff, and made a cash payment, which the Company's insurance carrier covered, in the amount of $200,000.

      A complaint was filed against the Company by IMRglobal (n/k/a CGI Information Technology Services) on November 21, 2001 in the 6th Judicial Circuit in and for Pinellas County, Florida, alleging that the Company breached its obligations to make payment for software development services of $1,113,000. A settlement was reached and the Company paid $150,000 and issued 500,000 shares of its common stock to the plaintiff. The shares were registered, and are subject to certain sale restrictions.

      In February 2002, an arbitration panel determined that the Company is responsible for damages and attorneys' fees in connection with the Company's performance under an option agreement. From inception, the Company believed there was no merit to the claim and damages, if any, were covered under an insurance policy. The insurer later asserted that an exclusion from coverage applied. As part of the settlement reached at the mediation of the class action litigation, the Company waived its claim against the insurer for the coverage denial. On April 29, 2002 an Award of Arbitrators was issued and on June 17, 2002, a final judgment was issued for $1,114,000 plus interest. This amount has been reserved as of June 30, 2002.

      A complaint was filed against the Company by Health Hero Network, Inc. on May 31, 2002 in the Superior Court of California in and for the County of Santa Clara, alleging that the Company breached its obligations to make payments for product development services of $450,000 and seeking additional damages of $3,388,750. The complaint was served on July 25, 2002 and a demand for arbitration, with the American Arbitration Association was served on the Company on July 24, 2002. The Company is investigating this matter and will respond to the complaint, and demand for arbitration, after such investigation is complete. The Company believes the claims lack merit and intends to vigorously defend this suit.

      The Company is in litigation with a previous employee based upon termination of the employee's employment contract. The Company has accrued its best estimate as of June 30, 2002 for this liability.


ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS

      The following is a summary of the Company's equity transactions for the three months ended June 30, 2002 that were not registered under the Securities Act of 1933 As Amended: all transactions were exempt from registration pursuant to section of the act:

      . 6,369,566 shares of its common stock, valued at $1,090,000, for settlement issues of various lawsuits.


ITEM 3.     DEFAULTS UPON SENIOR SECURITIES
            N/A


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
            None


ITEM 5.     OTHER INFORMATION

      On December 17, 2001, the Company received an independent appraisal on the leased airplanes. At that date, the average market value of all the planes was $13,576,000 with a suggested sale price of $13,832,000.

      Due to the Company's current financial situation, the Company is unable to expend resources to maintain the aircraft in accordance with the lease agreement with Aim and fund the required debt service. The Company has been notified by the aircraft lender that the Company is in violation of the loan agreements. The company has voluntarily surrendered the aircraft to the lender. As of June 30, 2002, the Company had $1,268,000 accrual for the estimated future operating losses of Air. Based on this information and a proposal made by the Company to Textron (the lender) as full satisfaction, the Company does not believe an additional reserve is needed for the payment of the leases at this time.


ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

      On April 15, 2002, the Company filed a Current Report on Form 8-K (Item 5) regarding the resignation of its Interim Chairman of the Board.

      On April 18, 2002, the Company filed a Current Report on Form 8-K (Item 5) regarding the Company's review of certain former officers' compensation and the election to discontinue payment or provision of all compensation and related benefits to such former officers.

      On April 26, 2002, the Company filed a Current Report on Form 8-K (Item 5) regarding the successful mediation settlement of the class action litigation.

      On May 2, 2002, the Company filed a Current Report on Form 8-K (Item 5) regarding the refinancing of certain outstanding loans to Dynamic Holdings, LLC by issuing convertible promissory notes.

      On June 13, 2002, the Company filed a Current Report on Form 8-K (Item 5) which contained a copy of an open letter from the President and CEO of the Company to the Company's shareholders.

      On June 21, 2002, the Company filed a Current Report on Form 8-K (Item 5) regarding the non-binding letter of intent the Company entered into with iBX Group, Inc. to sell the physical therapy and rehabilitation business and the pharmacy business of the Company.

      On August 13, 2002, the Company filed a Current Report on Form 8-K (Item
5) regarding the Company's accounts receivable lender declining to provide additional funding above its current obligation. Also, the Company terminated employment of its president of the Pharmacy division with certain key employees resigning upon the president's termination. This situation may have a material adverse effect on the Company's ongoing operation if certain key functions cannot be replaced.

                                   SIGNATURES

      In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                 CYBERCARE, INC.
                                  (Registrant)


AUGUST 14, 2002    By: /s/ JOSEPH R. FORTE
---------------        ---------------------------------
 (Date)                  Joseph R. Forte, Chief Executive Officer and President

AUGUST 14, 2002    By: /s/ DANA PUSATERI
---------------        ---------------------------------
(Date)                   Dana Pusateri, Executive Vice President

AUGUST 14, 2002    By: /s/ ALAN ADELSON
---------------        --------------------------------
(Date)                   Alan Adelson, Executive Vice President

AUGUST 14, 2002    By: /s/ JEFF SCHULMAN
---------------        --------------------------------
(Date)                   Jeff Schulman, Chief Accounting Officer