Form 10QSB
period 2002-09-30
CYBER CARE INC
filed 2002-11-20
CIK 887904

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q




[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from _____________to_____________

Commission file number 0-20356
                       -------

CYBERCARE, INC.
---------------
(Exact name of registrant as specified in its charter)


FLORIDA                                        65-0158479
-------                                        ----------
(State or other jurisdiction           (IRS Employer Identification No.)
incorporation or organization)

2500 QUANTUM LAKES DRIVE, SUITE 1000, BOYNTON BEACH, FLORIDA 33426-8330
-----------------------------------------------------------------------
(Address of principal executive offices)

(561) 742-5000
--------------
(Registrant's telephone number)


     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report(s)), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __ -

     The registrant has one class of common stock, $0.0025 par value, of which 77,653,192 shares were outstanding as of October 31, 2002.

CYBERCARE, INC.

10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2002



TABLE OF CONTENTS


                                                                        PAGE NO.

     PART I.  FINANCIAL INFORMATION

     Item 1.  Condensed Consolidated Financial Statements

              Condensed Consolidated Balance Sheets
              as of September 30, 2002 (unaudited) and December 31, 2001    3

              Condensed Consolidated Statements of
              Operations for the Three and Nine Months
              Ended September 30, 2002 and 2001 (unaudited)                  4

              Condensed Consolidated Statements of
              Cash Flows for the Nine Months Ended
              September 30, 2002 and 2001 (unaudited)                        5

              Notes to Condensed Consolidated
              Financial Statements                                           7

     Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations                 16

     Item 3.  Quantitative and Qualitative Disclosures
              About Market Risk                                             26

     Part II. OTHER INFORMATION

     Item 1.  Legal Proceedings                                             27
     Item 2.  Changes in Securities and Use of Proceeds                     28
     Item 3.  Defaults Upon Senior Securities                               28
     Item 4.  Submission of Matters to a Vote of Security Holders           28
     Item 5.  Other Information                                             28
     Item 6.  Exhibits and Reports on Form 8-K                              28

     Signatures                                                             30

CYBERCARE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

                                                                                  September 30,        December 31,
                                                                                       2002                2001
                                                                                       ----                ----
                                      ASSETS                                       (unaudited)
                                      ------
Current Assets:
  Cash and cash equivalents                                                            319                $  693
  Cash - restricted                                                                    279                   373
  Trade accounts  receivable,  less allowance for doubtful accounts
    of $2,157 (2002) and $1,859 (2001)                                               1,317                 4,293

  Inventories, net                                                                   3,090                 2,599
  Notes receivable - related parties, less allowance of $725 (2002) and
 $604 (2001) to reduce to realizable value                                              93                   228
  Notes and interest receivable                                                      1,096                 1,164
  Other current assets                                                                 367                   867
                                                                                    -------               ------
            Total current assets                                                     6,561                10,217

Property and equipment, net                                                          1,907                 2,439
Goodwill, net                                                                           23                 5,085
Licenses, net                                                                        7,056                 9,992
Notes receivable                                                                     2,867                 2,455
Other assets                                                                         1,073                 1,041
                                                                                     -----                 -----

          Total assets                                                             $19,487               $31,229
                                                                                   =======               =======

                  LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                                  $3,182               $ 3,015
  Accrued liabilities                                                                6,722                 5,724
  Current portion of notes payable and long-term debt                                  190                    85
  Lines of credit                                                                      702                   974
  Convertible subordinated debentures, net of discounts of $45                       5,456                     -
  Net liabilities of discontinued operations                                         1,689                 1,660
  Deferred revenue                                                                      20                   746
  Other current liabilities                                                                                  169
                                                                                   -------                ------
                                                                                       154
            Total current liabilities                                               18,115                12,373

Convertible  subordinated  debentures,  net of discounts of $1,344 (2002)
and $1,924 (2001)                                                                   10,510                 8,076
Notes payable and long-term debt, net of current portion                                29                     -
Other liabilities                                                                                           361
                                                                                  --------                --------
                                                                                       170
          Total liabilities                                                         28,824                20,810
                                                                                  --------                -------

Commitments and contingencies

Stockholders' (Deficit) Equity:
  Preferred stock, 20,000,000 shares authorized; 19,800,000 shares
      available for issuance                                                             -                     -
  Common stock, $0.0025 par value, 200,000,000 shares authorized;
   77,559,192 and 67,827,992 shares issued and outstanding at
  September 30, 2002 and December 31, 2001, respectively                               193                   170
  Capital in excess of par                                                         129,893               127,055
  Stock subscription receivable                                                     (4,740)               (4,740)
  Accumulated deficit                                                             (134,683)             (112,066)
                                                                                  --------               -------
            Total stockholders' (deficit) equity                                                          10,419
                                                                                  --------               --------
                                                                                    (9,337)

            Total liabilities and stockholders' (deficit) equity                  $ 19,487              $ 31,229
                                                                                    ========             ========

See Notes to Condensed Consolidated Financial Statements.

CYBERCARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(Unaudited)


                                                                   Three Months Ended                   Nine Months Ended
                                                                     September 30,                        September 30,
                                                      ---------------------------------     ------------------------------

                                                                 2002              2001              2002              2001
                                                            -    ----       -      ----         -    ----        -     ----

Net revenues ...........................................     $      2,174      $      3,918         $  9,005            $10,559
                                                                               ------------      ------------      ------------

Costs and expenses:
     Cost of services ..................................            1,963             2,656             7,324             7,524
     Selling, general and administrative ...............            2,270             4,403            11,639            10,794
     Research and development ..........................              426             2,513             2,113            10,244
     Depreciation and amortization .....................              474               579             1,522             1,688
     Impairment of long-lived assets ...................            2,525             2,525

                                                                                                 ------------      ------------
     Litigation and legal settlement costs .............             --                --                  87              --
     Loss (gain) on sale of subsidiaries ...............             --                 754               (92)
                                                             ------------      ------------      ------------      ------------
          Total costs and expenses .....................            7,658            10,151            25,964            30,158
--------------------------------------------------------     ------------      ------------      ------------      ------------

Operating loss .........................................           (5,484)           (6,233)          (16,959)          (19,599)

Other income (expense):
     Interest income ...................................              150               263               493             1,179
     Interest expense ..................................             (655)             (515)           (1,721)             (592)
     Amortization of beneficial conversion feature & ...             (293)             (215)             (753)             (323)
discount
     Other income ......................................             (168)               79              (154)              122
--------------------------------------------------------     ------------      ------------      ------------      ------------

          Total other income (expense) .................             (966)             (388)           (2,135)              386
--------------------------------------------------------     ------------      ------------      ------------      ------------

Loss from continuing operations ........................           (6,450)           (6,621)          (19,094)          (19,213)


Estimated loss on disposal of discontinued business ....               (4)            (1678)              461            (2,015)
Cumulative effect on prior years of change in accounting
    for intangible assets ..............................           (3,983)             --                 --                 --
                                                                               ------------      ------------      ------------
                                                                                                                         (3,983)
Net loss ...............................................     $    (10,437)     $     (8,299)     $    (22,616)     $    (21,228)
========================================================     ============      ============      ============      ============

Loss per common share - basic and diluted:
       Loss from continuing operations .................     $      (0.09)     $      (0.10)     $       0.26)     $      (0.30)

       Discontinued operations .........................             --               (0.03)             --               (0.03)
         Cumulative effect on prior years of change in
accounting  for intangible assets ......................            (0.05)             --               (0.05              --

       Net loss ........................................     $      (0.14)     $      (0.13)     $      (0.31)     $      (0.33)
                                                                                                 ============      ============

Weighted average shares outstanding ....................       73,187,818        65,823,776        73,051,425        65,177,811
                                                             ============      ============      ============      ============


See Notes to Condensed Consolidated Financial Statements.

CYBERCARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

                                                                                  Nine Months Ended
                                                                                     September 30,
                                                                                  -----------------
                                                                                   2002          2001
                                                                                   ----          ----
Cash Flows from Operating Activities:
Net loss ..................................................................     $(22,616)     $(21,228)

Adjustments to reconcile net loss to net cash used in operating activities:
       Depreciation .......................................................          555           512
       Amortization .......................................................          967         1,176
       Provision for doubtful accounts ....................................        2,617           932
       Amortization of beneficial conversion feature and discount .........          753           323
       Loss from unconsolidated subsidiary ................................           16          --
       Loss on disposal of fixed assets ...................................           42          --
       Impairment of long-lived Assets ....................................        2,525          --
       Cumulative effect on prior years of change in accounting
           for intangible assets ..........................................        3,983          --
       Common stock issued for services ...................................           44           390
       Amortization of deferred loan costs ................................          211          --
       Common stock issued for interest ...................................          215          --
       Common stock issued for settlement of lawsuits .....................        1,004          --
       Net liabilities of discontinued operations .........................           29          (597)
       Warrants issued for services .......................................         --             780
       Net assets of discontinued operations ..............................         --          (1,017)
       Estimated loss on disposal of discontinued business ................         --           2,844
       Loss (gain) on sale of subsidiaries ................................          754           (92)
       Changes in operating assets and liabilities, net of effects of dispositions:
           Trade accounts receivable ......................................           98        (4,001)
           Inventories ....................................................         (491)       (1,264)
           Notes receivable and other current assets ......................          344          (730)
           Accounts payable ...............................................          496          (262)
           Accrued and other current liabilities ..........................          806           833
                                                                                --------      --------
                 Net cash used in operating activities ....................       (7,648)      (21,401)
                                                                                --------      --------

Cash Flows from Investing Activities:
            Purchase of marketable securities .............................         --            (511)
           Cash transferred upon sale of subsidiary .......................          (64)         --
            Proceeds from sale of marketable securities ...................         --           1,011
            Restricted cash ...............................................           95          (369)
            Repayment from related parties, net ...........................           41         1,156
            Capital expenditures ..........................................         (152)         (204)
            Change in intangible, notes receivable and other assets .......          265          (215)
                                                                                --------      --------
                 Net cash provided by investing activities ................          185           868
                                                                                --------      --------

Cash Flows from Financing Activities:
           Other liabilities ..............................................          184          (240)
           Net borrowings under lines of credit ...........................         (272)          145
           Proceeds from exercise of stock options and warrants ...........         --              94
           Proceeds from sale of common stock .............................          214          --
           Proceeds from sale of convertible subordinated debentures ......        6,964        10,000
                                                                                --------      --------
                      Net cash provided by financing activities ...........        7,090         9,999
                                                                                --------      --------

Net decrease in cash and cash equivalents .................................         (373)      (10,534)
Cash and cash equivalents at the beginning of period ......................          693        15,231
                                                                                --------      --------
Cash and cash equivalents at the end of period ............................     $    319      $  4,697
                                                                                ========      ========

Supplemental disclosure of cash flow information:
        Cash paid for interest ............................................     $    365      $    341
                                                                                ========      ========



See Notes to Condensed Consolidated Financial Statements.

CYBERCARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued
(In thousands)
(Unaudited)


Supplemental disclosures of non-cash investing and financing activities:

                                                                        For the Nine Months Ended
                                                                      September 30,   September 30,
                                                                            2002         2001
                                                                            ----         ----
Fair market value of detachable warrants issued with convertible
 subordinated .....................................................     $   126      $ 2,618
debentures ........................................................        --
Beneficial conversion feature on convertible debentures ...........         301
Common stock issued for payment of accounts payable ...............         466         --
Common stock issued for accrued contribution to retirement plan ...         102           61
Common stock issued for settlement of .............................          90          125
lawsuit
Common stock received as consideration for sale of subsidiary .....        (692)
                                                                                     -------
Common stock issued for payment of accrued interest ...............         323          366
Common stock received in repayment of note receivable .............        --           (183)
Common stock received in repayment of stock subscription receivable        --            (65)
Common stock issued to purchase domain name .......................          16
                                                                                     -------
Common stock issued for stock subscription receivable .............        --            900
Common stock issued on Conversion of Notes Payable ................         175         --
Property and equipment included in other liabilities ..............        --            568
Common stock received upon incurred breach  of ....................        (114)
contract ..........................................................        --



The following is a summary of the significant non-cash amounts that resulted from the Company's dispositions:

                                                                                 For the Nine Months Ended
                                                                              September 30,      September 30,
                                                                                   2002              2001
                                                                                   ----              ----
  Assets disposed:
  Accounts receivable ...........................................................     $(196)     $(196)
  Property and equipment ........................................................       (76)       (76)
  Goodwill ......................................................................      (412)      (412)
  Other assets ..................................................................      --
                                                                                        ---        ---
      Assets disposed ...........................................................      (684)      (684)
                                                                                      -----      -----

Liabilities transferred:
  Accounts payable ..............................................................        64         64
  Accrued expenses and short-term debt ..........................................        20         20
                                                                                      -----      -----
       Liabilities transferred ..................................................        84         84
                                                                                      -----      -----
Fair value of common stock issued ...............................................       600        600
---------------------------------------------------------------------------------     -----      -----
Cash transferred upon dispositions ..............................................     $--        $--
                                                                                      =====      =====

CYBERCARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2002
(UNAUDITED)


Note 1 - Organization and Summary of Significant Accounting Policies

Organization

     CyberCare, Inc. ("CyberCare" or the "Company") is a holding company, which consists primarily of service businesses including a physical therapy and rehabilitation business, a pharmacy business, and a healthcare technology solutions business. Our overall goal is to improve the delivery and quality of healthcare for patients while adding incremental value to our customers' clinical and business processes. Our physical therapy and rehabilitation business operates clinics in Southern Florida. Its staff of clinicians and therapists complement traditional primary care, orthopedic and neurological physician services and serve a wide range of patients requiring physical and occupational therapy and other rehabilitation services. Our pharmacy business supports patients and residents in assisted living and other long-term care facilities located in Florida. It also is licensed for mail order distribution across all fifty states.

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

Going Concern

     The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying condensed consolidated financial statements, the Company incurred a net loss for the nine months ended September 30, 2002 of $22,616,000, negative cash flow from operating activities of $7,649,000, a working capital deficiency of $11,554,000 and certain loan covenant violations at September 30, 2002. These factors, among others, may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

     The condensed consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations, to obtain additional financing, and ultimately, to attain successful operations. There can be no assurances that such capital will be available to the Company on acceptable terms, or at all, or that the Company can attain successful operations. In addition, on November 1, 2002, the company's common stock was delisted from trading on the NASDAQ stock market (see note 6) which may make it more difficult for the Company to obtain additional financing or other capital.

Future Capital Needs

     For the nine months ended September 30, 2002 and for the year ended December 31, 2001, the Company incurred operating losses and cash flow deficiencies. The Company expects to incur additional losses for the remainder of 2002 as it carries out its business plan. In order for the Company to generate additional needed cash flow, the Company is attempting to sell its various operating entities, and the proceeds received from the sale will be used for working capital purposes and reduction of existing liabilities. The Company may also raise funds through additional equity or debt financing. The Company is also continuing to reduce its overall monthly cash burn rate and management believes that it is at or near a cost level whereby it can sustain its operations, while at the same time seeking alternative funding sources. There is no assurance that the Company will be able to sell the non-tele-healthcare businesses, reduce its costs and expenses, or raise the necessary funds.

Basis of Presentation and Consolidation

     The accompanying condensed consolidated financial statements have been prepared by the Company and are unaudited pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information related to the Company's significant accounting policies and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. In the opinion of management, these unaudited condensed consolidated financial statements reflect all material adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the consolidated financial position and consolidated results of operations for the interim periods presented. These results are not necessarily indicative of a full year's results of operations. Certain reclassifications have been made to the prior period financial statements to conform to the September 30, 2002 presentation.

     Although the Company believes that the disclosures provided are adequate to make the information presented not misleading, these unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

     The Company's condensed consolidated financial statements include the activity of the Company and its wholly-owned subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation.

Cumulative Effect of Change in Accounting Principle

     In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets". SFAS 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment upon initial adoption of the Statement and on an annual basis going forward. SFAS 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The amortization of goodwill ceased upon adoption of SFAS 142 as of January 1, 2002 which will result in a reduction of the Company's amortization expense by approximately $280,000 per year. The Company completed the transitional impairment test of goodwill and indefinite lived intangible assets during the second quarter of 2002. Based upon the results of this test, the Company determined that there was no impairment of goodwill or indefinite lived intangible assets regarding its Pharmacy Care segment, but a potential impairment of goodwill or indefinite lived intangible assets may exist relative to its other two subsidiaries, Physical Therapy & Rehabilitation and CyberCare Technology as of January 1, 2002. The amount of the potential impairment was estimated at 5,394,000 as a result of the transitional impairment test.

     During the quarter ended September 30, 2002, the Company noted additional indicators of impairment in its Pharmacy Care and Physical Therapy & Rehabilitation segments. In particular, the Company experienced a significant decline in the operations of these two segments during the third quarter of 2002. As a result, the Company finalized its transitional impairment test and also performed an updated valuation of its intangible assets at September 30, 2002 to determine whether any additional impairment had occurred. As a result of these analyses, the Company determined that its intangible assets were impaired by $6.5 million at September 30, 2002. Of this amount, approximately $4.0 million was impaired as of January 1, 2002 and the remainder had become impaired subsequent to that date. The $3.98 million impairment that existed at January 1, 2002 was recorded as the cumulative effect of change in accounting principle as the result of adopting SFAS 142. The remaining $2.5 million was recorded in operations as an impairment of long-lived assets during the quarter ended September 30, 2002.



Recent Accounting Pronouncements

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

Note - 2   Goodwill and Identifiable Intangible Assets

     Intangible Assets and the related accumulated amortization, in thousands, and amortization periods are set forth below:

September 30, 2002
SEPTEMBER 30, 2002 DECEMBER 31, 2001          AMORTIZATION PERIODS (YEARS)
------------------ ----------------------------------------------

Licenses ...............     $ 10,937      $ 12,906            10
Accumulated Amortization       (3,881)       (2,914)
                                           --------      --------
Licenses, net ..........     $  7,056      $  9,992
                                           ========      ========

Goodwill ...............     $    616      $  5,746             _
Accumulated Amortization         (593)                      (661)
                                           --------      --------
Goodwill, Net ..........            $            23      $  5,085
                                           ========      ========


The following reconciliation adjusts net loss for amortization expense related to goodwill that is no longer amortized under the provisions of SFAS No. 142:


                                          Three Months Ended      Nine Months Ended
                                           SEPTEMBER 30, 2001    SEPTEMBER 30, 2001

(Unaudited, amounts in thousands, except
  per share data)
Net loss ................................          $ (8,299)          $(21,228)
Goodwill amortization, net of tax .......                70                208
                                                   --------           --------
Adjusted net loss .......................          $ (8,229)          $(21,020)
                                                   ========           ========
Basic and diluted net loss per share:



Net loss ................................          $  (0.13)          $  (0.33)
Goodwill amortization ...................               .00                .00
                                                   --------           --------
Adjusted net loss .......................          $  (0.13)          $  (0.33)
                                                   ========           ========


Basic and diluted weighted average shares
outstanding .............................            65,824             65,178
                                                   ========           ========

Note 3 - Senior Secured Convertible Notes

     In March 2002, the Company entered into a term sheet with an investor (the "Lender") whereby the Company may borrow up to $5,000,000 in exchange for senior convertible promissory note(s) (the "Convertible Notes"). The Convertible Notes have a 12-month term and requires interest at 10% per annum, increasing to 15% retroactively upon default. At the election of the Lender, both principal and interest are convertible into the Company's common stock at 85% of the closing bid price on the day prior to conversion, but in no event less than $0.30 per share or more than $1.25 per share. The adjusted conversion price (calculated as proceeds received less the value allocated to the warrants and to the fees divided by the $0.30) was less than then trading price of the stock on the commitment date or date of funding. As a result the company recorded a beneficial conversion feature that is being accreted through interest expense over the one year life of the underlying debenture. Beneficial conversion calculated for the underlying debenture was $88,000, with the beneficial conversion accreted for 2002 amounting to $46,000 for the nine months ended September 30, 2002. The notes are secured by the Accounts Receivable of CyberCare, a second position on the accounts receivable of the Physical Therapy subsidiary, subject to the consent of the subsidiary's existing lender, the furniture, fixtures and equipment of CyberCare and the Physical Therapy Subsidiary, subject to any existing encumbrances, inventory of CyberCare, and the proceeds and collateral securing such proceeds of the October 31, 2000 Promissory Note from Outreach Programs, Inc. The Company issued warrants to purchase 250,000 shares of common stock at $0.75 per share, exercisable within 24 months for each $2,500,000 funded by the Lender. As of September 30, 2002, the warrants were valued at $78,000 using the Black-Scholes valuation method. The warrants are being accreted through interest expense over the one year life of the underlying debentures. The Company is also liable for a commission (payable in cash and warrants) and the Lender's legal fees in connection with review of the transactional documents and closing of the transaction. All of the underlying shares, whether through conversion of the Convertible Notes or exercise of the warrants, have registration rights. As of May 8, 2002, the Company had issued the Convertible Notes for the entire $5,000,000 under this commitment as described in the following three paragraphs.

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

     On June 2, 2002, the Company issued a $500,000 one-year Senior Secured Convertible Note to Manford Investments LLC. At the election of Manford, both the principal and interest are convertible into the Company's common stock at 85% of the closing bid price on the day prior to conversion, but in no event less than $0.20 per share or more than $0.75 per share. The adjusted conversion price (calculated as proceeds received less the value allocated to the warrants and to the fees divided by the $0.20) was less than then trading price of the stock on the commitment date or date of funding. As a result the company recorded a beneficial conversion feature that is being accreted through interest expense over the one year life of the underlying debenture. Beneficial conversion calculated for the underlying debenture was $11,000, with the beneficial conversion accreted for 2002 amounting to $4,000 for the nine months ended September 30, 2002. The Company issued warrants to purchase 90,000 shares of common stock at $0.75 per share, exercisable within 24 months. As of September 30, 2002, the warrants were valued at $6,000 using the Black-Scholes valuation method. The warrants are being accreted through interest expense over the one year life of the underlying debentures

     On August 14, 2002, the Company issued a $2,000,000 two year Senior Secured Convertible Note to C.C. Fortune Venture, LLC. The convertible note requires interest at 10% per annum, increasing to 15% retroactively upon default. At the election of the lender, both principal and interest is convertible into shares of the Company's common stock at $0.10 per share. The adjusted conversion price (calculated as proceeds received less the value allocated to the warrants and to the fees divided by the $0.10) was less than then trading price of the stock on the commitment date or date of funding. As a result the company recorded a beneficial conversion feature that is being accreted through interest expense over the two year life of the underlying debenture. Beneficial conversion calculated for the underlying debenture was $201,520. The note is secured by 100% of the issued and outstanding shares of stock of CyberCare Technologies, Inc. All of the underlying shares, whether through conversion of the Convertible Note or exercise of the warrants, have registration rights. The Company also issued warrants, the warrants were valued at $27,200 using the Black-Scholes valuation method to purchase 400,000 shares of common stock at $0.20 per share, and are exercisable for a period of 36 months from the date of grant. The warrants are being accreted through interest expense over the two year life of the underlying debentures. The Company is also liable for a commission (payable in cash, $120,000 and warrants) and the Lender's legal fees in connection with review of the transactional documents and closing of the transaction. As of October 8, 2002, the Company had issued the Convertible Notes for the entire $2,000,000.

     Currently the Company is in default of its Senior Secured debentures for non payment of interest. Also, the company is in default with its Physical Therapy and Rehabilitation lender for falling below its allowable eligible assets. At this time neither of the debt holders have called the note agreements and they are working with the company to rectify the defaults in a beneficial manner for both the company and the holders of the notes.

Note 4 - Inventories

     Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. Finished goods and work-in-process inventories include material, labor and manufacturing overhead costs. Inventories consist of the following:


                                   September 30, 2002        December 31, 2001
                              ------------------------    ----------------------

         Component parts           $ 1,893,000                   $ 1,616,000
         Work-in-process                29,000                        29,000
         Finished goods              1,168,000*                      954,000
                                   -----------                   -----------

                                   $ 3,090,000                   $ 2,599,000
                                   ===========                   ===========

* Included in finished goods as of September 30, 2002 is $480,000 of inventory that has been shipped to Syzex and is the subject of certain litigation. It is the company's' position that the inventory was properly sold to Syzex and we are demanding full payment of the sale as part of the litigation. Inventory adjusted for the Syzex owned inventory is $2,610,000, with finished goods inventory of $688,000.


Note 5 - Dispositions and Discontinued Operations

DISCONTINUED OPERATIONS

     Prior to January 1, 2002, the Company accounted for discontinued operations in accordance with APB Opinion No. 30: REPORTING THE RESULTS OF OPERATIONS--REPORTING THE EFFECTS OF DISPOSAL OF A SEGMENT OF A BUSINESS, AND EXTRAORDINARY, UNUSUAL AND INFREQUENTLY OCCURRING EVENTS AND TRANSACTIONS, which required that the disposal of a segment be treated as a discontinued operation upon meeting certain criteria, including management agreeing to and commencing with a formal plan to dispose of a segment. As discussed in Note 1, the Company adopted SFAS No. 142 on January 1, 2002. SFAS No. 142 permits discontinued operations treatment for components of a segment and expands the types of transactions that require discontinued operations treatment. Thus, disposal transactions that were commenced prior to January 1, 2002 have been accounted for under APB No. 30 while disposals that occurred during 2002 have been accounted for under SFAS No. 144. SFAS No. 144 also requires that discontinued operations that were treated as such prior to adopting SFAS No. 144 continue to be accounted for under APB No. 30 until such time as discontinued operations accounting treatment is no longer required.

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

     Due to the Company's financial situation, the Company was unable to expend resources to maintain the aircraft in accordance with the lease agreement with Aim and fund the required debt service. The Company was notified by the aircraft lender that the Company was in violation of the loan agreements. The company has voluntarily surrendered the aircraft to the lender. As of September 30, 2002, the Company had $1,268,000 accrued for the estimated future operating losses of Air. Based on this information and a proposal made by the Company to Textron (the lender) as full satisfaction, the Company at this time does not believe an additional reserve is needed for the payment of the leases at this time. Textron has begun the process of selling the aircraft, thus reducing the debt obligation of the company. At present, Textron was unable to provide the company a final figure for the required deficiency. The company has made a proposal to Textron in full satisfaction of any deficiency amount. This proposal is being considered by Textron.

     For financial accounting purposes, a sale will not be recognized until the Company sells the aircraft and/or is removed from the related debt guarantees. Accordingly, until such event occurs, the operations of the air ambulance segment will be accounted for as discontinued operations in accordance with APB No. 30.

     During the quarter ended September 30, 2002, the Company ceased operations at approximately 30 of its Physical Therapy and Rehabilitation locations. Such closures have been treated as discontinued operations under SFAS No. 144 and, accordingly, the revenues and expenses of such locations have been reclassified to discontinued operations for all periods presented in the accompanying condensed consolidated statements of operations. The assets of these locations primarily consisted of assets leased under operating leases and thus required no reclassification of assets or liabilities of discontinued operations at September 30, 2002. The Company does not expect the resulting loss from the disposal of these locations to be material to its financial position or results of operations.

DISPOSITIONS

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


                                                 Nine months ended September 30,
                                                     2002                2001
                                                 ------------------------------

Revenue .....................................    $ 11,998,000      $ 12,682,000
Net loss ....................................    $(22,359,000)     $(18,366,000)
Net loss per common share (basic and diluted)    $      (0.31)     $      (0.28)


Note 6 - Litigation and Contingencies

     Litigation - The Company is engaged in litigation with various parties regarding matters of dispute that have arisen in the normal course of business. The Company is currently unable to predict the financial impact of litigation at this time.

     The Company has previously disclosed the 14 purported class action lawsuits that were filed against CyberCare and certain of its executive officers alleging violations of federal securities laws. These lawsuits were consolidated into a single class action lawsuit by the United States District Court for the

Southern District of Florida on November 4, 2000. The Consolidated Amended Complaint ("Complaint") principally alleges that the Company and certain of its officers and directors made misrepresentations or omissions regarding the development and future sales forecasts of its Electronic HouseCall(R) system products and revenues of its pharmacy division. On April 19, 2002, counsel for the parties entered into a Memorandum of Understanding addressing the terms of a settlement (the "Settlement"). The Settlement involves the payment of $3.1 million, to be provided under an insurance policy, and the issuance by the Company of 5,000,000 shares of stock (subject to certain sale restrictions), without any admission of liability by the Company. The Settlement is subject to definitive settlement documents and approval by the court. As of September 30, 2002, the Company had issued the 5,000,000 shares of common stock.

     Our Physical Therapy and Rehabilitation subsidiary ("PT&R") received a letter from the Center for Medicare and Medicaid Services ("CMS") and its intermediary in April 2001 notifying it of the suspension of Medicare payments. CMS alleged that certain patient complaints, which constituted less than 1% of PT&R's Medicare patients, and other alleged regulatory non-compliance, justified the payment suspension. During the suspension, the Medicare program continued to process PT&R's claims, but held payment in escrow. In August 2001, the suspension was lifted and payment for processed claims was released although approximately $1,115,000 remained held in escrow, pending further review. CMS completed its review and issued its formal determination in April 2002. CMS determined that approximately $1,300,000 of overpayments were made. PT&R disputes the overpayment and has an appeal hearing set for the week of February 11, 2003. As of September 30, 2002, the Company has recorded an allowance for the entire overpayment.

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

     In February 2002, an arbitration panel determined that the Company is responsible for damages and attorneys' fees in connection with the Company's performance under an option agreement. From inception, the Company believed there was no merit to the claim and damages, if any, were covered under an insurance policy. The insurer later asserted that an exclusion from coverage applied. As part of the settlement reached at the mediation of the class action litigation, the Company waived its claim against the insurer for the coverage denial. On April 29, 2002, an Award of Arbitrators was issued and on June 17, 2002, a final judgment was issued for $1,114,000 plus interest, of which the entire amount was reserved as of September 30, 2002.

     A complaint was filed against the Company by Health Hero Network, Inc. on May 31, 2002 in the Superior Court of California in and for the County of Santa Clara, alleging that the Company breached its obligations to make payments for product development services of $450,000 and seeking additional damages of $3,388,750. The Complaint was served on July 25, 2002 and a separate demand for arbitration, with the American Arbitration Association, was served on the Company on July 24, 2002. The Company is investigating this matter and will respond to the complaint and demand for arbitration after such investigation is complete. The Company believes the claims lack merit and intends to vigorously defend this suit, and counter sue Health Hero Network Inc

     The  Company  is  in  litigation  with  a  previous   employee  based  upon
termination of the employee's employment contract. The Company has accrued its best estimate as of September 30, 2002 for this liability.

     Contingencies - The Nasdaq Stock Market, Inc. ("Nasdaq") notified the Company that on February 20, 2002, the price of the Company's common stock had closed for the previous 30 consecutive trading days below the minimum $1.00 per share requirement under its Marketplace Rules. In May 2002, the Company transferred its common stock listing to the Nasdaq SmallCap Market, which provided an extended grace period in which to satisfy the listing requirements for the Company's securities. The Company had until August 19, 2002 to regain compliance under the Nasdaq Marketplace Rules.

     On August 2, 2002, Nasdaq responded to an inquiry by the Company regarding a deficiency in outside directors supporting the Company's Audit Committee activities. Nasdaq agreed with the Company's assertion that it was not in compliance with the audit committee requirements of NASDAQ and needed to remedy the situation. The Director issue was due on August 16, 2002, but was combined as one requirement by Nasdaq and the Company has until August 19, 2002 to respond. The Company has subsequently added outside directors after the NASDAQ deadline.

     On October 31, 2002 the Company received notice that it would be delisted from the NASDAQ Small cap market. On November 1, 2002, the Company's common stock was delisted from trading, on the NASDAQ stock market. The Company's common stock is currently trading on the NASD over the counter bulletin board. On October 31, 2002 the Company advised NASDAQ of its intention to appeal the delisting decision.

Note 7 - Related Party Transactions

     During the second quarter of 2002, the Chief Executive Officer and President of the Company loaned the Company $250,000 for working capital purposes. The loans bore interest at 8%. The loans were secured by the accounts receivable of the Pharmacy business. As of September 30, 2002, the Company has repaid the amounts in full.


Note 8 - Note Payable

     On June 26, 2002, the Company received $125,000 from Manford Investments LLC under a promissory note, which bears interest at 8% per year for working capital purposes. The term was for 30 days, however, the note remained outstanding at November 19, 2002. The note is included in the current portion of notes payable and long-term debt as of September 30, 2002.

     On October 21, 2002, the Company received $95,000 from Manford Investments LLC under a promissory note, which bears interest at 8% per year for working capital purposes. The term was for 30 days, and was repaid on November 1, 2002.

     On October 30, 2002, the Company received $39,500 from Manford Investments LLC under a promissory note, which bears interest at 8% per year for working capital purposes. The term was for 30 days, and was repaid on November 1, 2002.

     On November 14, 2002, the Company received $50,000 from CC Fortune Venture LLC under a $230,000 promissory note, which bears interest at 8% per year for working capital purposes. The term is for 30 days.

Note 9 - Changes in Stockholders' Equity

     During the three months ended September 30, 2002, the Company issued:

..    10,056 shares of common stock, valued at $1,400,  which was purchased under the Company's Employee Stock Purchase Plan,

..    35,000  shares of  common  stock,  valued at  $4,200,  in  settlement  of a severance dispute,

..    178,571 shares of common stock, valued at $25,000, in settlement of certain accounts payable.


Note 10 - Operating Segments

     The Company has organized and determines its segments based on market segment operating groups. Each group reports its results of operations and makes requests for capital expenditures to the individual management of the segment, the Chief Accounting Officer, the Corporate Executive Vice President and the Chief Executive Officer. Under this organizational structure, the Company's operating groups have been aggregated into three reportable operating segments: physical therapy and rehabilitation services, pharmacy services (collectively "Services") and technology.

     The other category presented below includes the corporate office and elimination of inter-company activities, neither of which meet the requirements of being classified as an operating segment. As discussed in Note 5, the Company entered into an agreement to sell Air during September 2001. Accordingly, Air is not separately presented below for either September 30, 2002 or 2001, but rather is included as part of the Other category because the Company is accounting for this disposition as a discontinued operation.

     The Company evaluates the performance of its reportable operating segments based primarily on net sales, net loss and working capital (deficit). Segment information for the three and nine months ended September 30, 2002 and 2001 is as follows:


                            Physical Therapy
  For the three months            and
ENDED SEPTEMBER 30, 2002      REHABILITATION    PHARMACY     TOTAL SERVICES       TECHNOLOGY           OTHER        CONSOLIDATED
------------------------      --------------    --------     --------------       ----------           -----        ------------

Net revenues .......     $  1,085,000      $  1,034,000      $  2,119,000      $     55,000      $       --        $  2,174,000
Loss from continuing
operations .........       (3,725,000)       (1,404,000)       (6,450,000)
                                                                                 (2,249,000)       (1,476,000)       (1,321,000)
Total assets .......     $  3,486,000      $  1,847,000      $  5,333,000      $  6,227,000      $ 19,847,000
                                                                                                                   $ 14,435,000


                                Physical Therapy
  For the three months                and
ENDED SEPTEMBER 30, 2001         REHABILITATION       PHARMACY     TOTAL SERVICES    TECHNOLOGY        OTHER        CONSOLIDATED
------------------------         --------------       --------     --------------    ----------        -----        ------------

Net revenues ...........     $  1,302,000      $  1,586,000      $  2,888,000      $  1,030,000              --        $ $3,918,000

Income (loss) from
continuing operations
                                  (66,000)         (226,000)         (292,000)       (3,725,000)       (2,604,000)       (6,621,000)
Total assets ...........     $  6,501,000      $  2,361,000      $  8,862,000      $ 20,921,000      $ 19,900,000      $ 49,683,000



   For the nine months
ENDED SEPTEMBER 30, 2002

Net revenues ...........     $  3,625,000      $  4,826,000      $  8,451,000      $    554,000      $       --        $      9,005

Loss from continuing
operations .............     $ (3,198,000)     $ (1,748,000)     $ (4,946,000)     $ (6,080,000)     $ (8,068,000)     $(19,094,000)


   For the nine months
ENDED SEPTEMBER 30, 2001

Net revenues ...........     $  4,307,000      $  4,606,000      $  8,913,000      $  1,646,000      $       --          10,559,000

Income (loss)  from
continuing operations ..     $   (146,000)     $   (444,000)     $   (590,000)     $(13,540,000)     $ (5,083,000)     $(19,213,000)



Note 11 - Subsequent Events

     On October 31, 2002 the Company received notice that it would be delisted from the NASDAQ Small cap market. On November 1, 2002, the Company's common stock was delisted from trading, on the NASDAQ stock market. The Company's common stock is currently trading on the NASD over the counter bulletin board. On October 31, 2002 the Company advised NASDAQ of its intention to appeal the delisting decision.

     A forbearance agreement was entered into with Healthcare Business Credit Corporation, the lender for the Physical Therapy segment, whereby the lender will split accounts receivable collections made to pay down the line of credit and advance those amounts to the Physical Therapy segment.

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

     Future Factors include risks associated with the uncertainty of future financial results; government approval processes; changes in the regulation of the healthcare and technology industries at either the federal or state levels; changes in reimbursement for services by government or private payers;
competitive pressures in the healthcare and technology industries and the Company's response thereto; delays or inefficiencies in the introduction, acceptance or effectiveness of new products; the impact of competitive products or pricing; the Company's relationships with customers and partners; cash expenditures related to possible future acquisitions and expansions; on-going capital expenditures; the Company's ability to obtain capital on favorable terms and conditions; increasing prices of products and services; U.S. and non-U.S. competitors, including new entrants; rapid technological developments and changes and the Company's ability to continue to introduce competitive new products and services on a timely, cost-effective basis; the mix of products and services; the availability of manufacturing capacity, components and materials; the ability to recruit and retain talent; the achievement of lower costs and expenses; credit concerns in the emerging service provider market; customer demand for the Company's products and services; U.S. and non-U.S. government and public policy changes that may affect the level of new investments and purchases made by customers; changes in U.S. and non-U.S. governmental regulations; protection and validity of patent and other intellectual property rights; reliance on large customers and significant suppliers; the ability to supply customer financing; technological implementation; cost/financial risks in the use of large, multiyear contracts; the Company's credit ratings; the outcome of pending and future litigation; continued availability of financing, financial instruments and financial resources in the amounts, at the times and on the terms required to support the Company's future business; general industry and market conditions and growth rates; and general U.S. and non-U.S. economic conditions, including interest rate and currency exchange rate fluctuations.

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


COMPARISON OF THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002 and 2001

     The following table represents the sales for each segment and its related cost of services for the periods indicated:

                             For the Three Months                         For the Three Months
                              ENDED SEPTEMBER 30                           ENDED SEPTEMBER 30
                              -------------------                          ------------------
                               2002           2001                     2002               2001
                                Net            Net      % CHANGE      Costs of           Costs of
                                                                --------
                             REVENUE        REVENUE                   SERVICES            SERVICES      % CHANGE

 Physical Therapy and
 Rehabilitation Services     $1,085,000     $1,302,000       (16.67)  $  684,000     $  501,000        36.52

       Pharmacy Services      1,034,000      1,586,000       (34.74)     993,000      1,408,000       (29.5)
                             ----------     ----------     -----      ----------     ----------     -----

Total Service Businesses      2,119,000      2,888,000       (26.59)   1,677,000      1,909,000       (12.15)


              Technology         55,000      1,030,000       (94.7)      286,000        747,000       (61.7)
------------------------     ----------     ----------     -----      ----------     ----------     -----


      Total ............     $2,515,000     $3,918,000       (35.8)   $1,963,000     $2,656,000       (26.09)
                             ==========     ==========       =====    ==========     ==========       ======



NET REVENUES

     Net revenues for the three months ended September 30, 2002 decreased by approximately 35.8% when compared to the three months ended September 30, 2001. The net revenue decrease was a result of a decrease in the physical therapy and rehabilitation services segment (PT&R) of approximately $217,000, a decrease in the pharmacy services segment of $551,000, and a decrease in the technology segment of approximately $976,000, of which $247,000 was generated within the Sleep disorder center which is not part of the technology business in the third quarter of 2002.

     The decrease in the Physical Therapy & Rehabilitation Services excluding the physician practice and chiropractic practice which were sold in January 2001 and January 2002 respectively, had a decrease in revenue of $18,000 for the three months ended September 30, 2002 over the same period last year. The decrease was due to loss of business due to capital shortages, and an effort to close unprofitable clinics. As a result, the segment closed approximately 30 clinics during the three month period, and is concentrating its growth efforts on its existing clinics by initially focusing on operational earnings rather than top line revenues. The closed clinics have been accounted for as discontinued operations in accordance with SFAS no,. 144. Once these clinics and the corporate overhead are operationally secure with proper cost management in place, focus will again return to growing profitable revenue at these and other clinics.


     Due to the sale of the chiropractic practice, which is part of PT&R, on January 7, 2002, no revenue is reflected in the 2002 financial statements, but for the three months ended September 30, 2001, the practice generated approximately $199,000 of revenue.

     The decrease in the Pharmacy services segment is a direct result of a loss of approximately 60 facilities due to, activities which occurred after the dismissal of the unit President and the improper interpretation of what was disclosed in the Company's August 13, 2002 8-K filing. The segment is currently operating and servicing approximately 15 facilities and is in the process of expanding with the recent hiring of a sales/marketing professional and new Pharmacist/General Manager. The company has been acting under the advice being provided by legal counsel specifically with regard to options that the company may have resulting from activities of former employees and possibly pharmacy competitors. The company plans to aggressively pursue all legal remedies in order to protect the company and its' shareholders. As a result of the Company's investigation surrounding the dismissal of the President of the Pharmacy services segment and the resulting loss of business, an employee alleged that this segment was recycling drugs and not following drug disposal procedures. The Company is in the process of utilizing outside counsel to investigate this situation, but at this time cannot conclude as to whether any liability or exposure exists regarding this matter.

     The technology segment revenue (EHC related revenue), excluding the Company's Sleep Disorder Center which was transferred in May 2002 to its previous owner, decreased by approximately $729,000. Revenue of $450,000 from one customer booked in the third quarter of 2001 was reversed in the 4th quarter of 2001.; therefore, the net decrease in revenue was $279,000.

     The Sleep Disorder Center generated $247,000 of revenue during the three months ended September 30, 2001.


COST OF SERVICES

     Costs of services for the three months ended September 30, 2002 decreased by approximately 26.1%, $693,000, when compared to the three months ended September 30, 2001. The cost of services decrease was a result of an increase in the physical therapy and rehabilitation services segment of approximately $183,000, a decrease in the pharmacy services segment of $415,000 and a decrease in the technology segment of approximately $1,106,000.

     The increase in cost of services relating to the physical therapy and rehabilitation services segment are related to the cost of payroll paid during the three months ended September 30, 2002 for the closed clinics. The decrease in cost of services for the Pharmacy services segment is representative of the decreases in revenue for such segments. There were decreases in overall operating costs which are directly consistent with the corresponding decreases in revenue for such segments. There were decreases in direct operating costs such as salaries, rent, insurances and supplies due to the closing of operating locations.

     The cost of services for the technology segment for the three months ended September 30, 2002 decreased by approximately 61.7% as compared to the same period last year. The decrease was a direct result of the previously mentioned revenues generated in 2001 with an approximate cost of $450,000 as well as the ongoing concerted effort of the company to reduce its operating costs. Such costs reductions included the reduction of payroll related costs of approximately of $450,000, an increase in network services of $98,000, and a reduction of telephone related services of $170,000. During the three months ended September 30, 2001, $646,000 of costs classified as costs of services, which were related to product development and technology were allocated to Research and Development. This allocation was consistent with prior quarters.

SELLING, GENERAL AND ADMINISTRATIVE

     Selling,  general and  administrative  expense for the three  months  ended
September 30, 2002 decreased by 48.4% as compared to the three months ended September 30, 2001 primarily due to the reduction in payroll related costs of
$1,080,000, and a reduction in professional fees and contract services of $1,672,000. During the three months ended September 30, 2001, certain costs amounting to approximately $922,000 were allocated to research and development for the technology entity, which was consistent with previous quarters reporting. These costs were related to product development and technology. The increase, relative to the prior year allocation, was offset by decreases in payroll, contract labor and professional fees. The Company is taking further steps to reduce costs and will continue to monitor all expenditures.

RESEARCH AND DEVELOPMENT

     Research and development expenses for the three months ended September 30, 2002 decreased by approximately $2,087,000 or 83.1% when compared to the same period last year. The decrease was due to the allocation of certain Cost of Services and Selling, General and Administrative costs in 2001 to

Research and Development relating to the development of new products. These costs amounted to approximately $1,568,000 for the three months ended September 30, 2001. New methodology and approaches instituted in the later half of 2001 and continued through 2002 continue to generate improved research and development efforts with significant reductions in spending.


DEPRECIATION AND AMORTIZATION

     Depreciation and amortization decreased, in total, during the three months ended September 30, 2002 by $105,000 as compared to the same period last year. Amortization as a result of adapting SFAS 142, which no longer requires goodwill to be amortized, decreased $70,000. However, when the impairment valuation for SFAS 142 was performed an operational impairment of $1,640,000 was recorded for the PT&R segment and an $885,000 impairment was recorded for the Pharmacy segment for the three months ended September 30, 2002.

OTHER INCOME (EXPENSE)

     During the three months ended September 30, 2002, interest income decreased to $150,000 compared to $263,000 for the three months ended September 30, 2001, due to a decrease in available cash for investment purposes.

     During the three months ended September 30, 2002, interest expense increased to $655,000 compared with $515,000 for the three months ended September 30, 2001, primarily due to the Company's issuance of the additional $5,000,000 in senior secured convertible notes and convertible subordinated debentures required to fund the ongoing operations of the Company in March and April 2002.

     During the three months ended September 30, 2002, amortization of beneficial conversion feature and discount increased to $293,000 compared with $215,000 for the three months ended September 30, 2001 primarily due to the Company's issuance of the senior secured convertible notes in 2002 of $7,500,000.


COMPARISON OF THE RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

                                  For the Nine Months                       For the Nine Months
                                   ENDED SEPTEMBER 30                         ENDED SEPTEMBER 30
                                  -------------------                         ------------------
                                   2002           2001                       2002               2001
                                    Net            Net      % CHANGE       Costs of           Costs of
                                                                --------
                                 REVENUE        REVENUE                  SERVICES            SERVICES      % CHANGE

Physical Therapy and
  Rehabilitation Services     $ 3,625,000     $ 4,307,000       (15.83)  $ 1,688,000     $ 1,930,000      (12.5)

        Pharmacy Services       4,826,000       4,606,000         4.8      4,156,000       3,846,000        8.1
-------------------------     -----------     -----------     -----      -----------     -----------     ----

Total Services Businesses       8,451,000       8,913,000        (5.2)     5,844,000       5,776,000       (1.1)


               Technology         554,000       1,646,000       (66.3)     1,480,000       1,746,000      (15.3)
-------------------------     -----------     -----------     -----      -----------     -----------     ----


       Total ............     $ 9,005,000     $10,559,000       (14.7)   $ 7,324,000     $ 7,522,000       (2.6)
                              ===========     ===========       =====    ===========     ===========       ====

NET REVENUE

     Net revenue for the nine months ended September 30, 2002 decreased by approximately 14.7% when compared to the nine months ended September 30, 2001. The decrease was a result of a decrease in the physical therapy and rehabilitation services segment of approximately $682,000. However, The physical therapy and rehabilitation services segment, excluding the physician practice and chiropractic practice, increased approximately $102,000 for the nine months ended September 30, 2002. and an increase in the pharmacy services segment of $220,000, and a decrease in the technology segment of approximately $1,092,000.

     In addition to the closing of a number of unprofitable clinics and a lack of support from our medical directors due to lack of cash availability, the closed clinics have been accounted for as discontinued operations in accordance with SFAS no. 144. The decrease in revenue during the nine months ended September 30, 2002 as compared to 2001 for the physical therapy and rehabilitation segment was also due to the sale of the physician practice (January 2001) and chiropractic center (January 2002) which generated total revenue of approximately $784,000 for the nine months ended September 30, 2001.

     The increase in revenue from our pharmacy services segment resulted from an increase in services and the expansion of the customer base during the first two quarters of 2002.

     The technology segment, excluding the Sleep Disorder Center, had a decrease in revenue of $815,000, which included a customer order which was subsequently reversed in the fourth quarter of 2002 of $450,000, for a net decrease in revenue of $365,000.


     The Sleep Disorder Center had a decrease in revenue of approximately $277,000 because the current year's revenue was only generated during a portion of the nine-month period ended September 30, 2002 compared to the full nine-month period in 2001.

COST OF SERVICES

     Cost of services for the nine months ended September 30, 2002 decreased by approximately $198,000 when compared to the nine months ended September 30, 2001. The cost of services decrease was a result of a decrease in the physical therapy and rehabilitation services segment of approximately $242,000, an increase in the pharmacy services segment of $310,000 and a decrease in the technology segment of approximately $267,000.

     The physical therapy and rehabilitation services segment, excluding the cost related to the physician and chiropractic practices, had an increase in the cost of services of approximately $125,000.

     The physician and chiropractic practices were sold in January 2001 and 2002 respectively, therefore the September 2002 cost of services to the PT&R segment do not include any activity from these entities. During the nine months ended September 30, 2001, the financial statements include approximately $367,000 of such costs.

     The cost of services relating to the pharmacy segment increased due to the hiring of additional full-time and contract personnel experienced prior to the third quarter of 2002 and higher costs relative to the purchase of prescription drugs. Additionally, sale of growth hormone was dramatically reduced since early august which had significantly lower cost of goods and therefore impacted the overall cost of services of the pharmacy operating unit

     The technology segment, excluding the Sleep Disorder Center subsidiary, increased its cost of services during the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001 by approximately $10,000. However this increase is reduced by $2,054,000 of costs classified as costs of services, which were related to product development and technology, which were allocated to Research and Development in the nine months ended September 30, 2001. There were increases in costs in 2002 such as those which were a direct result of an increase in the costs due to the start-up activity required to initiate the outsourcing agreement with IBM for network services of approximately $420,000. This allocation was consistant with prior quarters accounting.

SELLING, GENERAL AND ADMINISTRATIVE

     Selling, general and administrative expenses for the nine months ended September 30, 2002 increased by approximately $845,000, or 7.8%, compared with the same period last year. The increase is due to an increase in bad debt expense caused principally by the allowance required on the funds being held by Medicare. In addition approximately $3,220,000 of certain costs related to product technology development for the nine months ended September 30, 2001, was allocated to research and development for the technology entity, which was consistent with previous quarters. These increases have been offset by decreases in payroll, contract services and other administrative costs as a direct result of the Company's cost reduction program.

RESEARCH AND DEVELOPMENT

     Research and development expenses for the nine months ended September 30, 2002 decreased by approximately $8,131,000 when compared to the same period last year. The decrease was due to reductions in expenditures for the development of new products that were completed in the fourth quarter of 2001, a shift in the Company's strategic direction related to product development and the inclusion of certain cost of services and selling, general and administrative expenses amounting to $5,279,000 during the nine months ended September 30, 2001, that were allocated to research and development, because they related to the development of new products.

DEPRECIATION AND AMORTIZATION

     Depreciation and amortization decreased, in total, during the nine months ended September 30, 2002 by $166,000 as compared to the same period last year, primarily as a result of adopting SFAS 142 which no longer requires goodwill to be amortized.

LITIGATION AND LEGAL SETTLEMENT COSTS

     During the nine months ended September 30, 2002, the Company has accrued $960,000 for litigation expenses, offset by $873,000 from the settlement of certain other litigation which had previously been accrued

OTHER INCOME (EXPENSE)

     During the nine months ended September 30, 2002, interest income decreased to $493,000 compared to $1,179,000 for the nine months ended September 30, 2001 due to a decrease in available funds for investment purposes.

     During the nine months ended September 30, 2002, interest expense increased to $1,721,000 as compared to $592,000 for the nine months ended September 30, 2001, primarily due to the increase in senior secured promissory notes issued in 2002.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has historically funded its growth from the sale of equity securities and convertible debentures. During the nine months ended September 30, 2002 and 2001, the Company raised approximately $7,300,000 and $10,000,000, respectively, through private debt and equity offerings, which the Company has been principally using for working capital purposes. The Company's working capital requirements will continue to be significant through 2002, as the Company continues to eliminate a number of the financial and legal legacy issues incurred prior to 2002. The Company had a working capital deficit of approximately $11,554,000 as of September 30, 2002. We expect the working capital deficit to continue through the balance of 2002.

     Historically, the Company has expended significant amounts to develop its technology segment, including joint venture relationships, introduction into the
international   market  and   increasing  its
research and development and administrative costs. In the first three quarters of 2002, the Company has taken steps to dramatically reduce overall operating costs and substantially increase unit gross margins on hardware sold and revenues received from network operations. The Company has changed its international business model from one focusing on joint ventures to seeking partners for licensing both geographic and technology rights. The Company's overall operating expenses exceed its cash revenues by approximately $13,169,000 for the nine months ended September 30, 2002, a reduction of $5,725,000 over 2001. The portion of the Company's operating expenditures that are not funded internally as well as corporate expenditures are currently being funded through private sales of securities.

     The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations, to obtain additional financing, and ultimately, to attain successful operations. The Company is in the process of seeking buyers of its' operating units, seeking additional funding and executing cost reduction measures that will enable it to meet its funding and related commitments. There can be no assurances that such efforts will be successful or will be sufficient to meet the Company's working capital requirements through December 31, 2002.

     If the company cannot immediately generate working capital, the company will consider all available options to protect the business, its' shareholders and its' creditors.

     Our future capital requirements will depend on numerous factors, including profitable revenue growth, the rate of acceptance of our EHC(TM) Units in the market, our ability to guarantee licensing opportunities for our technology business, our ability to achieve significantly improved gross profits, our ability to achieve revenue and profitability growth from our service segments and our ability to control expenses. The Company expects operating losses to continue through 2002, although at a reduced rate as compare to prior quarters.

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

     During the three months ended September 30, 2002, the Company borrowed $250,000 at 8% per annum from its current Chief Executive Officer and President for working capital purposes. As of September 30, 2002, the Company had repaid this borrowing in full.

     On June 2, 2002, the Company issued a $500,000 one-year Senior Secured Convertible Note to Manford Investments LLC. At the election of Manford, both the principal and interest is convertible into the Company's common stock at 85% of the closing bid price on the day prior to conversion, but in no event less than $0.20 per share or more than $0.75 per share. The Company issued warrants to purchase 90,000 shares of common stock at $0.75 per share, exercisable within 24 months. As of September 30, 2002, the warrants were valued at $6,000 using the Black-Scholes valuation method.

     The Company received $125,000 for working capital purposes and signed a thirty-day promissory note dated June 26, 2002 to Manford Investments, LLC, which bears interest at 8% per year. The note is currently outstanding and is included in the current portion of notes payable as of September 30, 2002.

     On August 15, 2002 the company finalized a definitive agreement with C.C. Fortune Venture, LLC to borrow $2,000,000 (less fees of $120,000), for working capital purposes, in exchange for a senior convertible promissory note. The Convertible note has a 24-month term and requires interest at 10% per annum, increasing to 15% retroactively upon default. At the election of the lender, both principal and interest is convertible into the Company's common stock at $.10 per share. The company issued warrants to purchase 400,000 shares of common stock at $.20 per share exercisable within 36 months. The note is secured by 100% of the issued and outstanding shares of stock of CyberCare Technologies, Inc. All of the underlying shares, whether through conversion of the Convertible Note or exercise of the warrants, have registration rights. As of October 8, 2002 all of this note has been funded.

     On October 21, 2002, the Company received $95,000 from Manford Investments LLC under a promissory note, which bears interest at 8% per year for working capital purposes. The term was for 30 days, and was repaid on November 1, 2002.

     On October 30, 2002, the Company received $39,500 from Manford Investments LLC under a promissory note, which bears interest at 8% per year for working capital purposes. The term was for 30 days, and was repaid on November 1, 2002.

     On November 14, 2002, the Company received $50,000 from CC Fortune Venture LLC under a $230,000 promissory note, which bears interest at 8% per year for working capital purposes. The term is for 30 days.

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

     On August 2, 2002, Nasdaq responded to an inquiry by the company regarding a deficiency in outside directors supporting the Company's Audit Committee activities. Nasdaq agreed with the Company's assertion that it was not in compliance with the audit committee requirements of NASDAQ and needed to remedy the situation. The Company is in the process of adding additional outside directors and has until August 19, 2002 to remedy the deficiency. The Director issue was due on August 16, 2002, but was combined as one requirement by Nasdaq and the Company has until August 19, 2002 to respond.

     On August 16, 2002, the Company communicated with Nasdaq on the deficiency issues and Nasdaq indicated that the Company has until August 19, 2002 to respond on both issues. On November 1, 2002, the Company's common stock was delisted from trading, on the NASDAQ national market. The Company's common stock is currently trading on the NASDAQ Over the Counter Bulletin Board.

     Except as discussed above, we have no commitments for additional financings or borrowings. We can provide no assurance that additional debt or equity financing will be completed, and if completed, will be on favorable terms. The delisting of the trading of the Company's common stock from the NASDAQ National Market will most likely make it more difficult to obtain capital on terms acceptable to the company. Lower than expected earnings resulting from adverse conditions or otherwise, could restrict our ability to expand our operations, or otherwise fully execute our business plan. Management will explore all available alternatives to preserve our business operations.

     Cash used in operating activities was $7,339,000 and $21,401,000 for the nine months ended September 30, 2002 and 2001, respectively. The decrease of 65.7%, $14,062,000, was primarily a result of the Company's ongoing cost reduction program, an increase in accruals for settlement of various litigation, a loss from the sale of Southeast Medical and Tallahassee Sleep Disorder Center, an increase in provision for doubtful accounts, a decrease in revenue from the Pharmacy Care and Physical Therapy segments due to the reduction in customers and clinics, amortization of beneficial conversion feature and discount, and common stock issued for payment of services rendered and interest.

     Cash provided by investing activities was $120,000 for the nine months ended September 30, 2002 compared to cash provided by investing activities of $868,000 for the nine months ended September 30, 2001. The decrease was primarily a result of repayments of loaned amounts during the nine months ended September 30, 2001 and the reduction in net proceeds from marketable securities, as compared to the current period.

     Cash provided by financing activities was $6,846,000 and $9,999,000 for the nine months ended September 30, 2002 and 2001, respectively. The decrease was primarily due to funds received in 2001 from the issuance of convertible subordinated debentures and various other promissory notes, offset by direct sales of the Company's common stock in 2002.

     Total assets as of September 30, 2002 decreased to $19,487,000 or 37.6% from December 31, 2001. This decrease was attributable to a reduction in cash as a result of working capital requirements and the sale of Southeast Medical and Tallahassee Sleep Disorder Center. Total cash and cash equivalents as of September 30, 2002, decreased to $319,000 from $693,000, as of December 31, 2001. Net accounts receivable decreased $2,976,000 as of September 30, 2002. Approximately $470,000 of the decrease in accounts receivable related to the sale of the Southeast Medical and Tallahassee Sleep Disorder Entities, and $700,000 relating to the increase in the Medicare allowance for the previous mentioned dispute with the balance due to the reduction in revenues generated from the Physical Therapy and Pharmacy segments. Also, overall assets decreased due to depreciation and amortization of property and equipment and licenses of $1,522,000.

     Total liabilities as of September 30, 2002 increased to $28,824,000 or 38.5% from $20,810,000 at December 31, 2001. This increase is primarily due to the issuance of subordinated debentures in the amount of $7,500,000 and accruals for various lawsuit liabilities.

     Working capital deficiency, defined as current assets less current liabilities increased by $9,398,000 from December 31, 2001, primarily resulting from use of cash to fund operations, the accrual for various lawsuit liabilities, an increase in the allowance for the receivables being held in escrow by Medicare and the issuance of senior secured promissory notes due within one year.

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

ALLOWANCE FOR CONTRACTUAL ADJUSTMENTS

     In order to reduce gross revenue to the estimated net realizable amount due from certain third-party payers, the Company estimates an allowance for contractual adjustments in the period the services are rendered. The allowance for contractual adjustments is reviewed periodically and adjusted in future periods as final settlements with third-party payors are determined.

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

ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS

     In August 2001, the Financial Accounting Standards Board issued Statement No. 144 -Accounting for the Impairment or Disposal of Long-Lived Assets (FASB
144), effective for fiscal years beginning after December 15, 2001. This Statement supercedes (FASB 121) - Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. FASB 144 retains the fundamental provision of FASB 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale. The Company determined that for the three months ended September 30, 2002, there was an operating impairment on long lived assets of $885,000 for the Pharmacy Care segment and a $1,640,000 for the Physical Therapy segment. In addition a cumulative effect impairment was determined on the Technology segment of $3,793,000, and $190,000 for the Physical Therapy segment.


Cumulative Effect of Change in Accounting Principle

     In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets". SFAS 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment upon initial adoption of the Statement and on an annual basis going forward. SFAS 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The amortization of goodwill ceased upon adoption of SFAS 142 as of January 1, 2002 which will result in a reduction of the company's amortization expense by approximately $280,000 per year. The Company completed the transitional impairment test of goodwill and indefinite lived intangible assets during the second quarter of 2002. Based upon the results of this test, the Company determined that there was no impairment of goodwill or indefinite lived intangible assets regarding its Pharmacy Care segment, but a potential impairment of goodwill or indefinite lived intangible assets may exist relative to its other two subsidiaries, Physical Therapy & Rehabilitation and CyberCare Technology as of January 1, 2002. The amount of the potential impairment was estimated at 5,394,000 as a result of the transitional impairment test.


     During the quarter ended September 30, 2002, the Company noted additional indicators of impairment in its Pharmacy Care and Physical Therapy & Rehabilitation segments. In particular, the Company experienced a significant decline in the operations of these two segments during the third quarter of 2002. As a result, the Company finalized its transitional impairment test and also performed an updated valuation of its intangible assets at September 30, 2002 to determine whether any additional impairment had occurred. As a result of these analyses, the Company determined that its intangible assets were impaired by $6.5 million at September 30, 2002. Of this amount, approximately $4.0 million was impaired as of January 1, 2002 and the remainder had become impaired subsequent to that date. The $3.98 million impairment that existed at January 1, 2002 was recorded as the cumulative effect of change in accounting principle as the result of adopting SFAS 142. The remaining $2.5 million was recorded in operations as an impairment of long-lived assets during the quarter ended September 30, 2002.

RECENT ACCOUNTING PRONOUNCEMENTS

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


Item 3. Quantitative and Qualitative Disclosures About Market Risk

     As of September 30, 2002, the Company had outstanding $17,500,000 aggregate principal amount of convertible subordinated debentures.

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

     The Company has previously disclosed the 14 purported class action lawsuits that were filed against CyberCare and certain of its executive officers alleging violations of federal securities laws. These lawsuits were consolidated into a single class action lawsuit by the United States District Court for the Southern District of Florida on November 4, 2000. The Consolidated Amended Complaint ("Complaint") principally alleges that the Company and certain of its officers and directors made misrepresentations or omissions regarding the development and future sales forecasts of its Electronic HouseCall(R) system products and revenues of its pharmacy division. On April 19, 2002, counsel for the parties entered into a Memorandum of Understanding addressing the terms of a settlement (the "Settlement"). The Settlement involves the payment of $3.1 million, to be provided under an insurance policy, and the issuance by the Company of 5,000,000 shares of stock (subject to certain sale restrictions), without any admission of liability by the Company. The Settlement has been approval by the court. As of September 30, 2002, the Company has accrued $800,000 for this liability which is included in litigation and legal settlement costs contained in the statement of operations.

     Our Physical Therapy and Rehabilitation subsidiary ("PT&R") received a letter from the Center for Medicare and Medicaid Services ("CMS") and its intermediary in April 2001 notifying it of the suspension of Medicare payments. CMS alleged that certain patient complaints, which constituted less than 1% of PT&R's Medicare patients, and other alleged regulatory non-compliance, justified the payment suspension. During the suspension, the Medicare program continued to process PT&R's claims, but held payment in escrow. In August 2001, the suspension was lifted and payment for processed claims was released although approximately $1,115,000 remained held in escrow, pending further review. CMS completed its review and issued its formal determination in April 2002. CMS determined that approximately $1,191,000 in overpayment was made. $76,100 was repaid. PT&R disputes the overpayment and is submitting an appeal to CMS's determination. As of September 30, 2002, the Company has recorded an allowance for the entire overpayment.

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

     In February 2002, an arbitration panel determined that the Company is responsible for damages and attorneys' fees in connection with the Company's performance under an option agreement. From inception, the Company believed there was no merit to the claim and damages, if any, were covered under an insurance policy. The insurer later asserted that an exclusion from coverage applied. As part of the settlement reached at the mediation of the class action litigation, the Company waived its claim against the insurer for the coverage denial. On April 29, 2002 an Award of Arbitrators was issued and on June 17, 2002, a final judgment was issued for $1,114,000 plus interest. This amount has been reserved as of September 30, 2002.

     A complaint was filed against the Company by Health Hero Network, Inc. on May 31, 2002 in the Superior Court of California in and for the County of Santa Clara, alleging that the Company breached its obligations to make payments for product development services of $450,000 and seeking additional damages of $3,388,750. The complaint was served on July 25, 2002 and a demand for arbitration, with the American Arbitration Association was served on the Company on July 24, 2002. The Company is investigating this matter and will respond to the complaint, and demand for arbitration, after such investigation is complete. The Company believes the claims lack merit and intends to vigorously defend this suit, and counter sue Health Hero Network Inc

     The  Company  is  in  litigation  with  a  previous   employee  based  upon
termination of the employee's employment contract. The Company has accrued its best estimate as of September 30, 2002 for this liability.


Item 2. Changes in Securities and Use of Proceeds

     The following is a summary of the Company's equity transactions for the three months ended September 30, 2002 that were not registered under the Securities Act of 1933 As Amended: all transactions were exempt from registration:

     All of the securities transactions were registered under the Securities Act of 1933 as amended.


Item 3. Defaults Upon Senior Securities

     Currently the Company is in default of its Senior Secured debentures for non payment of interest. Also, the company is in default with its Physical Therapy and Rehabilitation lender for falling below its allowable eligible assets. At this time neither of the debt holders have called the note agreements and they are working with the company to rectify the defaults in a beneficial manner for both the company and the holders of the notes.


Item 4. Submission of Matters to a Vote of Security Holders
 None


Item 5. Other Information

     On December 17, 2001, the Company received an independent appraisal on the leased airplanes. At that date, the average market value of all the planes was $13,576,000 with a suggested sale price of $13,832,000.

     Due to the Company's current financial situation, the Company was unable to expend resources to maintain the aircraft in accordance with the lease agreement with Aim and fund the required debt service. The Company was notified by the aircraft lender that the Company was in violation of the loan agreements. The company has voluntarily surrendered the aircraft to the lender. As of September 30, 2002, the Company had $1,268,000 accrual for the estimated future operating losses of Air. Based on this information and a proposal made by the Company to Textron (the lender) as full satisfaction, the Company does not believe an additional reserve is needed for the payment of the leases at this time.


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

     On August 13, 2002, the Company filed a Current Report on Form 8-K (Item 5) regarding the Company's accounts receivable lender declining to provide additional funding above its current obligation. Also, the Company terminated the employment of the president of its Pharmacy segment and that certain key employees resigning upon the president's termination. This situation may have a material adverse effect on the Company's ongoing operation if certain key functions cannot be replaced.

SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                            CYBERCARE, INC.
                            ---------------
                            (Registrant)

NOVEMBER 19, 2002 By:      /S/ JOSEPH R. FORTE
-----------------          --------------------------------------------
 (Date)                    Joseph R. Forte, Chief Executive Officer
                           and President



NOVEMBER 19, 2002 By:      /S/ ALAN ADELSON
-----------------          -----------------------------------
(Date)                              Alan Adelson, Executive Vice President

NOVEMBER 19, 2002 By:      /S/ JEFF SCHULMAN
-----------------          -----------------------------------
(Date)                              Jeff Schulman, Chief Accounting Officer

CERTIFICATIONS

Statement Under Oath Regarding Facts and Circumstances Relating to Exchange Act Filings

     I, Joseph Forte, certify that:

     1.   I have reviewed this quarterly report on Form 10-Q of CyberCare, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements wade, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules l3a-14 and 15d-l4) for the registrant and have:

          (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing data of this quarterly report (the "Evaluation Date"); and

          (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions)

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weakness.


         Date:  November 19, 2002
                                           /s/ Joseph Forte,
                                           -------------------------------------
                                           Joseph Forte, President & CEO


Sworn to before me this
_____th day of November 2002


---------------------------
Notary Public

CERTIFICATIONS

Statement Under Oath Regarding Facts and Circumstances Relating to Exchange Act Filings

     I,   Jeffrey Schulman, certify that:

     1.   I have reviewed this quarterly report on Form 10-Q of CyberCare, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements wade, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules l3a-14 and 15d-l4) for the registrant and have:

          (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing data of this quarterly report (the "Evaluation Date"); and

          (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions)

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weakness.


         Date:  November 19, 2002
                                          /s/
                                          --------------------------------------
                                          Jeffrey Schulman
                                          Chief Accounting Officer


Sworn to before me this
_____th day of November 2002


---------------------------
Notary Public

                            CERTIFICATION PURSUANT TO
                             18 US.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report of CyberCare, Inc. (the Company) on Form 10-Q for the quarter ended September 30, 2002 filed with the Securities and Exchange Commission (the "Report"), I, Joseph Forte, President & CEO of the Company, certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002 that:

     (1) The Report fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the consolidated financial condition of the Company as of the dates presented and consolidated result of operations of the Company for the period presented.

Dated:  November 19,  2002

                                  /s/
                                  --------------------------
                                  Joseph Forte
                                  President  & CEO


This certification has been furnished solely pursuant to Section 906 of the Sarbanes Oxley Act of 2002 and has not been filed as part of the Report or as a separate disclosure document.



                            CERTIFICATION PURSUANT TO
                             18 US.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report of CyberCare, Inc. (the Company) on Form 10-Q for the quarter ended September 30, 2002 filed with the Securities and Exchange Commission (the "Report"), I, Jeffrey Schulman, Chief Accounting Officer of the Company, certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 that:

     (1) The Report fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the consolidated financial condition of the Company as of the dates presented and consolidated result of operations of the Company for the period presented.

Dated:  November 19,  2002

                                /s/
                                ------------------------------
                                Jeffrey Schulman
                                Chief Accounting Officer


This certification has been furnished solely pursuant to Section 906 of the Sarbanes Oxley Act of 2002 and has not been filed as part of the Report or as a separate disclosure document.